Form 10-Q
period 1996-03-31
SHELLS SEAFOOD RESTAURANTS INC
filed 1996-06-07
CIK 935066

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q

  x     Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
- - -----   Exchange  Act of 1934 For the  Quarterly  Period  Ended March 31, 1996

- - -----   Transition  Report Pursuant to Section 13 or 15(d) of the  Securities
        Exchange Act of 1934 For the  Transition  Period  from ______ to ______

                           Commission File No. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       59-3372414
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS) Employer Identification Number
incorporation or organization)

           16313 North Dale Mabry Highway, Suite 100, Tampa, FL 33618
        ----------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (813) 961-0944
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No x *

* All forms have been filed as required; the registrant has not been subject to such filing requirements for the past 90 days.

         Class                                 Outstanding at June 6, 1996
         -----                                 ---------------------------
Common stock $.01 par value                             3,297,436

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      Index



Part I - Financial Information                                      Page Number

    Item 1 - Financial Statements

          Consolidated Balance Sheets as of March 31, 1996 and
                December 31, 1995                                         3

          Consolidated Statements of Operations    for the 13 weeks
                ended March 31, 1996 and April 2, 1995                    4

          Consolidated Statements of Stockholders' Deficiency for
                 the 13 weeks ended March 31, 1996 and April 2, 1995      5

          Consolidated Statements of Cash Flows     for the 13 weeks
                 ended March 31, 1996 and April 2, 1995                   6

          Notes to Consolidated Financial Statements                    7-8

    Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9-11

Part II - Other Information                                              12

Signatures                                                               13

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31, 1996         December 31, 1995
ASSETS:                                                                       (Unaudited)
CURRENT ASSETS:
Cash                                                                          $1,520,754                  $776,779
Inventories                                                                      404,796                   397,119
Other current assets                                                           1,275,816                   885,489
Receivables from related parties                                                  98,933                    62,994
                                                                             -----------               -----------
      Total current assets                                                     3,300,299                 2,122,381

Property and equipment, net                                                    3,655,206                 3,577,097
Prepaid rent                                                                     412,520                   425,120
Other assets                                                                     394,209                   395,587
Goodwill                                                                       3,866,230                 3,917,779
                                                                             -----------               -----------
TOTAL ASSETS                                                                 $11,628,464               $10,437,964
                                                                             ===========               ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES:
Accounts payable                                                              $1,725,382                $2,523,173
Accrued expenses                                                               2,751,487                 1,803,203
Payable to related parties                                                        97,355                    98,927
Sales tax payable                                                                339,788                   229,531
Income taxes payable                                                             273,000                        -
Current portion of notes payable - stockholders                                2,083,727                 2,108,214
Current portion of long-term debt                                                 87,219                    81,499
                                                                             -----------               -----------
      Total current liabilities                                                7,357,958                 6,844,547

Deferred rent                                                                    686,614                   651,134
Notes payable - stockholders, less current  portion                            1,000,000                 1,000,000
Long-term debt, less current portion                                             697,309                   705,816
                                                                             -----------               -----------
      Total liabilities                                                        9,741,881                 9,201,497
                                                                             -----------               -----------


Minority partner interest                                                        616,207                   574,291
                                                                             -----------               -----------

Shells, Inc.. preferred shares subject to redemption,
$10 par value; authorized 10,000,000 shares; 185,312
issued and outstanding                                                         1,580,726                 1,551,476
                                                                             -----------               -----------

STOCKHOLDERS'  DEFICIENCY:
Preferred stock, $0.01 par value; authorized
2,000,000 shares; none issued or outstanding
Common stock, $0.01 par value; authorized 20,000,000                                  -                          -
shares; 1,462,684 shares issued and outstanding
Additional paid-in capital
Accumulated deficit                                                               14,627                    14,627
                                                                                 552,591                   581,841
                                                                                (877,568)               (1,485,768)
                                                                             -----------               -----------
      Total stockholders'  deficiency                                           (310,350)                 (889,300)
                                                                             -----------               -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS'  DEFICIENCY                                                   $11,628,464               $10,437,964
                                                                             ===========               ===========


See notes to consolidated financial statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 13 WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                                   (Unaudited)

                                                                                March 31, 1996                April 2, 1995
REVENUES:
  Restaurant sales                                                               $10,506,323                     $7,089,163
  Management fees from related parties                                               106,694                         94,605
                                                                                 -----------                     ----------
                                                                                  10,613,017                      7,183,768
                                                                                 -----------                     ----------
 COST AND EXPENSES:
  Cost of restaurant sales                                                         3,667,244                      2,832,545
  Labor and other related expenses                                                 2,527,878                      1,834,357
  Other restaurant operating expenses                                              2,109,996                      1,456,264
  General and administrative expenses                                                812,528                        535,104
  Depreciation and amortization                                                      292,148                        249,981
                                                                                 -----------                     ----------
                                                                                   9,409,794                      6,908,251
                                                                                 -----------                     ----------
INCOME FROM OPERATIONS                                                             1,203,223                        275,517
                                                                                 -----------                     ----------
OTHER INCOME (EXPENSE):
  Interest expense, net                                                             (118,138)                       (92,876)
  Other                                                                             (148,483)                        (4,110)
                                                                                 -----------                     ----------
                                                                                    (266,621)                       (96,986)
                                                                                 -----------                     ----------
INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND
INCOME TAXES                                                                        936,602                        178,531
ELIMINATION OF MINORITY PARTNER INTEREST                                            (55,402)                       (29,551)
                                                                                 ----------                      ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                            881,200                        148,980
PROVISION FOR INCOME TAXES                                                          273,000
                                                                                 ----------                      ---------

NET INCOME                                                                          608,200                        148,980
                                                                                    (29,250)                       (41,556)
                                                                                 ----------                      ---------
PREFERRED SHARES ACCRETION
NET INCOME APPLICABLE TO COMMON STOCK                                             $ 578,950                       $107,424
                                                                                  =========                       ========
PROFORMA NET INCOME PER SHARE OF COMMON STOCK                                     $    0.34                          $0.06
                                                                                  =========                       ========
PROFORMA WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                                                       1,686,511                      1,715,934
                                                                                  =========                      =========

See notes to consolidated financial statements

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 13 WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                                   (Unaudited)


                                     COMMON STOCK         ADDITIONAL        UNAMORTIZED         ACCUMULATED           TOTAL
                                                           PAID-IN           DEFERRED             DEFICIT
                                                           CAPITAL         COMPENSATION
                                     Shares     Amount
                                     ------     ------
Balance at December 31, 1995      1,462,684    $14,627        $581,841             $               ($1,485,768)       ($889,300)
Shells Inc. preferred shares
accretion                                                      (29,250)                                                 (29,250)
Net Income                                                                                             608,200          608,200
                                  ---------    -------        --------             --------         ----------        ---------
Balance at March 31, 1996         1,462,684    $14,627        $552,591             $                 ($877,568)       ($310,350)
                                  =========    =======        ========             ========        ===========        =========



Balance at January 1, 1995        1,462,684    $14,627        $748,070            ($34,125)        ($1,082,326)       ($353,754)
Shells Inc. preferred shares
accretion                                                     ( 41,556)                                                 (41,556)
Amortization of deferred
compensation                                                                        12,675                               12,675
Net Income                                                                                             148,980          148,980
                                  ---------    -------        --------             --------         ----------        ---------
Balance at April 2, 1995          1,462,684    $14,627        $706,514            ($21,450)          ($933,346)       ($233,655)
                                  =========    =======        ========             ========         ==========        =========

See notes to consolidated financial statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 13 WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                                   (Unaudited)

                                                                                 March 31, 1996               April 2, 1995
OPERATING ACTIVITIES:
Net  income                                                                         $608,200                    $148,980
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                                        292,148                     249,981
Amortization of deferred compensation                                                                             12,675
Minority partners interest                                                            41,914                      29,551
Changes in assets and liabilities:
Increase in inventories                                                               (7,677)                    (53,040)
Decrease (increase) in receivables from related parties                               35,939                     (92,952)
Increase in other current assets and other assets                                   (553,878)                   (216,463)
Decrease in prepaid rent                                                              12,600                     107,040
(Decrease) increase in accounts payable                                             (797,791)                    158,559
Increase in accrued expenses                                                         948,284                     116,305
Decrease in payable to related parties                                                (1,572)
Increase in sales tax payable                                                        110,257                      93,828
Increase in income taxes payable                                                     273,000
Increase in deferred rent                                                             35,480                      36,397
                                                                                  ----------                  ----------
Total adjustments                                                                    388,704                     441,881
                                                                                  ----------                  ----------
Net cash provided by operating activities                                            996,904                     590,861
                                                                                  ----------                  ----------
INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (225,655)                   (433,305)
                                                                                  ----------                  ----------
Net cash used in investing activities                                               (225,655)                   (433,305)
                                                                                  ----------                  ----------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                                                 1,000,000
Repayment of debt                                                                    (27,274)                  ( 396,807)
                                                                                  ----------                  ----------
Net cash (used in) provided by financing activities                                  (27,274)                    603,193
                                                                                  ----------                  ----------
Net increase in cash                                                                 743,975                     760,749
CASH AT BEGINNING OF PERIOD                                                          776,779                     472,535
                                                                                  ----------                  ----------
CASH AT END OF PERIOD                                                             $1,520,754                  $1,233,284
                                                                                  ==========                  ==========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                            $   69,310                  $   93,967
                                                                                  ==========                  ==========

See notes to consolidated financial statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, these statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the initial public offering prospectus dated April 23, 1996 which is part of the Company's registration statement on Form S-1, as amended (Registration Number 333-1600).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial Public Offering - The Company has raised capital through an initial public offering (the "Offering") effective April 23, 1996. On May 13, 1996, the Company obtained additional capital as the underwriter's overallotment option and the Lenders option were exercised (See Note 5 "Subsequent Events"). A portion of these proceeds were used to partially repay outstanding indebtedness and will be used to partially finance the Company's proposed expansion, complete the remodeling of existing restaurants and purchase and install point-of-sale accounting systems. The Company believes that the proceeds of the Offering, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least 12 months. The Company's expansion strategy, however, is significantly dependent upon obtaining third party financing ("Third Party Financing") and/or achieving projected cash flow from operations. Third Party Financing may include, but is not limited to, traditional lending sources such as bank lines of credit, equipment leasing, and/or restaurant sales/lease back arrangements that may be available to the Company. The Company is seeking to obtain Third Party Financing as required from time to time to fully implement its expansion strategy. In the event the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses or construction or other delays or otherwise) or, if Third Party Financing or projected cash flows prove to be insufficient to fund operations and fully implement the Company's expansion strategy, the Company could be required to seek additional financing from sources not currently anticipated.

Going Concern from Fiscal 1995 Financial Statements - The Company's annual consolidated financial statements as of and for the period ended December 31, 1995 had been prepared assuming that the Company would continue as a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the period from April 29, 1993 (date of inception) through January 2, 1994 and the years (52 weeks) ended January 1, 1995 and December 31, 1995. Additionally, the Company had a deficiency in working capital of $4,722,166 and a total stockholders' deficiency of $889,300 at December 31, 1995 (deficiency in working capital of $4,057,659 and a total stockholders' deficiency of $310,350 at March 31, 1996). These factors among others raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements as of and for the year ended December 31, 1995 did not include any adjustments that might result from the outcome of this uncertainty. Subsequent to the first quarter of 1996, the Company successfully completed its Offering as discussed above.

Pro forma Net Income Per Common Share - Pro forma net income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common equivalent shares outstanding during the year, including the pro forma effects of the conversion of related party notes and minority partner interest for the Company's common stock and warrants which occurred April 23, 1996 concurrently with the offering. In connection with the offering, the Company retired $2,060,000 in debt from the proceeds thereof. After consideration of the additional shares necessary to be issued to fund the retirement of such debt and the interest savings thereon, the supplemental pro forma earnings per share for the quarter ended March 31, 1996 would have been $0.30 per share.

3.    OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                   March 31, 1996        December 31, 1995
Preopening costs                  $   150,147                  $ 35,946
Organizational costs                  438,366                   316,129
Prepaid insurance                     167,834                   131,344
Accounts receivable                   400,230                   179,451
Other current assets                  119,239                    22,619
                                   ----------                  --------
                                   $1,275,816                  $885,489
                                   ==========                  ========
4.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                   March 31, 1996       December 31, 1995

Accrued payroll                    $1,156,521                  $760,930
Accrued interest                      354,332                   330,161
Accrued rent                          170,323                   157,891
Unearned revenue                      221,074                   172,302
Other                                 849,237                   381,919
                                   ----------                ----------
                                   $2,751,487                $1,803,203
                                   ==========                ==========

5.    SUBSEQUENT EVENTS

The Company completed an initial public offering of 1,400,000 shares of common stock and 700,000 warrants on April 29, 1996 raising net proceeds of $5,270,000. Concurrent with the Offering, the Company converted $750,000 in outstanding debt and $159,000 in minority partner interest into 200,000 shares of common stock and 100,000 warrants at $4.50 per share and $0.09 per warrant which represents the initial public offering price net of underwriter's discount. In connection with the conversion of debt, the lender was also granted an option (the "Lenders option") to purchase an additional 24,752 shares and 12,376 warrants at $4.50 per share and $0.09 per warrant simultaneously with and in the same proportion to which the Underwriter exercised their overallotment option. The Underwriter exercised its overallotment option effective May 13, 1996 resulting in the issuance of an additional 210,000 shares of common stock and 105,000 warrants, plus the issuance of 24,752 shares and the 12,376 warrants through the Lenders option generating an additional $1,035,000 in net proceeds. Upon completion of the Offering, the Company repaid a $1,310,000 principal amount loan and accrued and unpaid interest thereon of $307,000 to a stockholder with a portion of the proceeds.

The effect of these transactions is to increase the pro forma weighted average number of shares to 3,286,511 at the time of the offering and 3,521,263 after the exercise of the underwriter's overallotment and the Lenders option. The weighted average number of shares assumes the additional shares issued were outstanding for the entire period. The pro forma earnings per share reflecting the increased pro forma weighted average number of outstanding shares through the Offering and the underwriter's overallotment and Lenders option would have been $0.18 and $0.16, respectively.

6.    RECAPITALIZATION

Prior to the effective date of the Offering of the Company's common stock, the Company was reincorporated under the laws of the State of Delaware. The Company's common stock, at a par value of $0.001 with 50,000,000 shares authorized, were converted into shares of the Company's common stock registered under the laws of the State of Delaware, at a par value of $0.01 with 20,000,000 shares authorized, on a share-for-share basis. At March 31, 1996, 1,462,684 shares of the Company's common stock were issued and outstanding. In addition, the certificate of incorporation authorizes 2,000,000 shares of preferred stock, $0.01 par value per share, none of which were issued or outstanding at March 31, 1996.

The accompanying balance sheet gives retroactive effect to the recapitalization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues or, where indicated, restaurant sales. The subsequent table sets forth, for the periods indicated, certain operating data:


                                                                        13 Weeks Ended
                                                                        ---------------
                                                            March 31, 1996            April 2, 1995
Statement of Operations Data:
Revenues
      Restaurant sales                                           99.0%                    98.7%
      Management fees from related parties                        1.0                      1.3
                                                                -----                    -----
      Total Revenues                                            100.0%                   100.0%
                                                                =====                    =====
Cost and expenses
      Cost of  restaurant sales (1)                              34.9                     40.0
      Labor and other related expenses (1)                       24.1                     25.9
      Other restaurant operating expenses (1)                    20.1                     20.5
                                                                -----                    -----
      Total restaurant costs and expenses (1)                    79.1%                    86.4%
                                                                -----                    -----

      General  and administrative expenses                        7.7                      7.4
      Depreciation and amortization                               2.8                      3.5
Income from operations                                           11.3                      3.8
Interest  expense, net                                           (1.1)                    (1.3)
Other  expenses, net                                             (1.4)                    (0.1)
                                                                -----                    -----
Income before elimination of minority partner
      interest and provision for Income taxes                     8.8                      2.4
Elimination of minority partner interest                         (0.5)                    (0.4)
                                                                -----                    -----
Income before provision for income taxes                          8.3                      2.0
Provision for Income taxes                                       (2.6)
                                                                -----                    -----
Net income                                                        5.7%                     2.0%
Operating Data:
System-wide sales:
Company-owned restaurants(2)                                       16                       13
Joint venture restaurant                                            1                        1
Licensed restaurants                                                4                        4
                                                                -----                    -----
Total                                                              21                       18
                                                                =====                    =====

(1)  As a percentage of restaurant sales.
(2) Includes for each period one Company-owned restaurant which until July 14, 1995 was owned by a joint venture.

13 weeks ended March 31, 1996 and April 2, 1995

Revenues. Total revenues for the 13 weeks ended March 31, 1996 were $10,613,000 as compared to $7,184,000 for the 13 weeks ended April 2, 1995. The increase was due to the opening of four new restaurants and the relocation of one existing restaurant during 1995 as well as the 16.6% increase in same store sales during the 13 weeks ended March 31, 1996. The increase in same store sales was primarily attributable to an increase in the number of customers served, resulting from expanded advertising which began in the fourth quarter of 1995, remodeling of certain of these restaurants, and, to a lesser extent, from selected menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same-store sales increases at the same rate in the future.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales improved to 34.9% for the first quarter of 1996 as compared to 40.0% for the first quarter in 1995. This improvement resulted primarily from commodity cost savings on food purchases, primarily shrimp. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. While the Company has benefited from a favorable fluctuation in prices during the first quarter of 1996, the Company may not experience the same prices in the future. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices, accordingly.

Labor and other related expenses. Labor and other related expenses, as a percentage of restaurant sales, improved to 24.1% during the first quarter of 1996 as compared to 25.9% for the first quarter in 1995. This improvement was primarily attributable to efficiencies realized through higher sales volume and the continuing implementation of operations management procedures and controls.

Other expenses. The other expenses were $148,000 for the first quarter of 1996 as compared to $4,000 for the first quarter in 1995. The increase was primarily attributable to non-recurring compensatory expense related to stock warrants issued during the first quarter of 1996.

Provision for income taxes. A provision for income taxes of $273,000 was recognized for 1996 based on an effective rate of 31%. The 1996 effective rate is based on federal statutory rates and state income tax rates coupled with the utilization of the available net operating loss carryforward. This tax provision is based on current tax law and is subject to change. There was no income tax provision for the first quarter in 1995 as the net operating loss carryforward offset taxable income.

Income from operations and net income. As a result of the increase in revenues and the decrease in food and labor costs as a percentage of restaurant sales, the income from operations increased $927,000 or 336% to $1,203,000 for the first quarter of 1996 as compared to $276,000 for the first quarter in 1995. Net income increased $459,000 or 308% to $608,000 for the first quarter 1996 as compared to $149,000 for the first quarter in 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's current liabilities of $7,358,000 exceeded its current assets of $3,300,000 resulting In a working capital deficiency of $4,058,000. The working capital deficiency was eliminated upon the Company's initial public offering completed April 29, 1996. As is customary in the restaurant industry, the Company has generally operated with negative working capital as a result of pre-opening expenses associated with new restaurants, and the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable. The deficiency as of March 31, 1996 was also attributed to the Company refurbishing locations for new restaurants and remodeling existing restaurants prior to obtaining the long-term financing to pay for such expenditures.

Cash provided by operating activities for the first quarter of 1996 was $997,000 as compared with $591,000 for the first quarter in 1995. The increase of $406,000 was attributable to improved operating results for the quarter as reflected in the quarterly net income.

The cash used in investing activities was $226,000 for the first quarter of 1996 as compared with the $433,000 for the first quarter of 1995. The decrease of $207,000 was attributable to the Company engaging in one remodeling in the first quarter of 1996 compared to two new store openings during the first quarter of 1995.

Cash used in financing activities was $27,000 for the first quarter of 1996 compared to cash provided by financing activities of $603,000 for the first quarter of 1995. The source of funds during 1995 related to a $1,000,000 bridge loan from stockholders, less the scheduled paydown of existing debt.

Through its initial public offering, completed on April 29, 1996, the Company raised net proceeds of $5,270,000. The Company repaid a $1,310,000 principal amount loan and accrued and unpaid interest thereon of $307,000 to a stockholder. Effective May 13, 1996, the underwriter also exercised its over-allotment option purchasing 210,000 shares of common stock and 105,000 warrants which, coupled with the exercise of the Lenders option for 24,752 shares and 12,376 warrants, generated an additional $1,035,000 in net proceeds.

SEASONALITY

The restaurant industry in general is seasonal depending on the location and type of food served. Seasonality at the Company's restaurants is magnified due to its present exclusivity to Florida and, in many cases, locations which are in coastal cities, where sales are partially dependent on tourism and its seasonality patterns. Historically, the largest sales volumes of the Company's restaurants occur during the first and second quarters, the peak tourist seasons in Florida.

Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

      During the 13 weeks period ended March 31, 1996, a vote was submitted to the stockholders in lieu of a special or annual meeting to approve the reincorporation of the Company in the State of Delaware as well as to vote on the 1995 and 1996 Employee Stock Option plans. The aforementioned matters were submitted to the stockholders with 1,460,208 shares consenting, no dissenting votes and 2,476 shares without response.

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SHELLS SEAFOOD RESTAURANTS, INC.
                                          (Registrant)


     June 5, 1996                  /s/ WILLIAM E. HATTAWAY
- - ----------------------------       --------------------------------------------
        Date                                William E. Hattaway
                                   President and Chief Executive Officer


     June 5, 1996                  /s/ WARREN R. NELSON
- - ----------------------------       --------------------------------------------
         Date                               Warren R. Nelson
                                   Vice President and Chief Financial Officer