Form 10-Q
period 1996-06-30
SHELLS SEAFOOD RESTAURANTS INC
filed 1996-08-12
CIK 935066

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended June 30, 1996


                           Commission File No. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    59-3372414
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS) Employer Identification Number
 incorporation or organization)

           16313 North Dale Mabry Highway, Suite 100, Tampa, FL 33618
           ----------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (813) 961-0944
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                      ---     ---


            Class                               Outstanding at August 9, 1996
            -----                               -----------------------------
Common stock $.01 par value                              3,297,436

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      Index



Part I - Financial Information                                     Page Number

   Item 1 - Financial Statements

      Consolidated Balance Sheets as of June 30, 1996
             and December 31, 1995                                      3

      Consolidated Statements of Operations for the 13 weeks
            and 26 weeks ended June 30, 1996 and July 2, 1995           4

      Consolidated Statements of Stockholders'  Equity (Deficiency)
            for the 26 weeks ended June 30, 1996 and July 2, 1995       5

      Consolidated Statements of Cash Flows for the 26 weeks
            ended June 30, 1996 and July 2, 1995                        6

      Notes to Consolidated Financial Statements                        7-8

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9-12

Part II - Other Information                                             13

Signatures                                                              14

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                   June 30, 1996              December 31, 1995
                                                                    (Unaudited)
CURRENT ASSETS:
Cash                                                                 $ 1,683,896                 $   776,779
Short-term investment securities                                       5,110,000                        --
Inventories                                                              393,913                     397,119
Other current assets                                                     882,197                     885,489
Receivables from related parties                                         104,364                      62,994
                                                                     -----------                 -----------
   Total current assets                                                8,174,370                   2,122,381
Property and equipment, net                                            4,027,109                   3,577,097
Prepaid rent                                                             399,921                     425,120
Other assets                                                             508,831                     395,587
Goodwill                                                               3,814,681                   3,917,779
                                                                     -----------                 -----------
TOTAL ASSETS                                                         $16,924,912                 $10,437,964
                                                                     ===========                 ===========
LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
Accounts payable                                                     $ 1,914,866                 $ 2,523,173
Accrued expenses                                                       2,412,205                   1,803,203
Payable to related parties                                                --                          98,927
Sales tax payable                                                        269,292                     229,531
Income taxes payable                                                     488,000                        --
Current portion of notes payable - stockholders                           15,407                   2,108,214
Current portion of long-term debt                                        147,508                      81,499
                                                                     -----------                 -----------
   Total current liabilities                                           5,247,278                   6,844,547
Deferred rent                                                            732,366                     651,134
Notes payable - stockholders, less current  portion                    1,000,000                   1,000,000
Long-term debt, less current portion                                     677,967                     705,816
                                                                     -----------                 -----------
   Total liabilities                                                   7,657,611                   9,201,497
                                                                     -----------                 -----------
Minority partner interest                                                484,786                     574,291
                                                                     -----------                 -----------
Shells, Inc.. preferred shares subject to redemption,
   $10 par value; authorized 10,000,000 shares; 185,312
   issued and outstanding                                              1,609,976                   1,551,476
                                                                     -----------                 -----------
STOCKHOLDERS'  EQUITY (DEFICIENCY):
Preferred stock, $0.01 par value; authorized
   2,000,000 shares; none issued or outstanding                           --                           --
Common stock, $.01 par value; authorized 20,000,000
   shares; 3,297,436 and 1,462,684 shares issued and outstanding
   as of June 30, 1996 and December 31, 1995, respectively                32,975                      14,627
Additional paid-in-capital                                             7,538,448                     581,841
Accumulated deficit                                                     (398,884)                 (1,485,768)
                                                                     -----------                 -----------
   Total stockholders'  equity (deficiency)                            7,172,539                    (889,300)
                                                                     -----------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)              $16,924,912                 $10,437,964
                                                                     ===========                 ===========

See notes to consolidated financial statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                   (Unaudited)

                                                          13 weeks ended                                26 weeks ended
                                               June 30, 1996           July 2, 1995         June 30, 1996          July 2, 1995
REVENUES:
  Restaurant sales                             $10,276,270             $ 7,704,361           $20,782,593           $14,793,524
  Management fees from related parties             103,626                  93,925               210,320               188,530
                                               -----------             -----------           -----------           -----------
                                                10,379,896               7,798,286            20,992,913            14,982,054
                                               -----------             -----------           -----------           -----------
COST AND EXPENSES:
  Cost of restaurant sales                       3,616,774               3,161,330             7,284,018             5,993,875
  Labor and other related expenses               2,589,726               2,044,287             5,117,604             3,878,644
  Other restaurant operating expenses            2,074,601               1,668,505             4,184,597             3,124,769
  General and administrative expenses              900,878                 542,605             1,713,406             1,077,709
  Depreciation and amortization                    267,586                 210,263               559,734               460,244
                                               -----------             -----------           -----------           -----------
                                                 9,449,565               7,626,990            18,859,359            14,535,241
                                               -----------             -----------           -----------           -----------
INCOME FROM OPERATIONS                             930,331                 171,296             2,133,554               446,813
                                               -----------             -----------           -----------           -----------
OTHER INCOME (EXPENSE):
  Interest expense, net                            (16,681)                (99,243)             (134,819)             (192,119)
  Other income (expense)                          (162,942)                 13,046              (311,425)                8,936
                                               -----------             -----------           -----------           -----------
                                                  (179,623)                (86,197)             (446,244)             (183,183)
                                               -----------             -----------           -----------           -----------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES          750,708                  85,099             1,687,310               263,630

ELIMINATION OF MINORITY PARTNER INTEREST           (57,024)                (25,879)             (112,426)              (55,430)
                                               -----------             -----------           -----------           -----------

INCOME BEFORE PROVISION FOR INCOME TAXES           693,684                  59,220             1,574,884               208,200

PROVISION FOR INCOME TAXES                        (215,000)                   --                (488,000)                 --
                                               -----------             -----------           -----------           -----------

NET INCOME                                         478,684                  59,220             1,086,884               208,200

PREFERRED SHARES ACCRETION                         (29,250)                (41,556)              (58,500)              (83,112)
                                               -----------             -----------           -----------           -----------

NET INCOME APPLICABLE TO COMMON STOCK          $   449,434             $    17,664           $ 1,028,384           $   125,088
                                               ===========             ===========           ===========           ===========

NET INCOME PER SHARE OF COMMON STOCK           $      0.13             $      0.01           $      0.38           $      0.09
                                               ===========             ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                     3,558,139               1,462,684             2,724,256             1,462,684
                                               ===========             ===========           ===========           ===========

See notes to consolidated financial statements

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             FOR THE 26 WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                   (Unaudited)

                                                                          ADDITIONAL      UNAMORTIZED     ACCUMULATED
                                                   COMMON STOCK            PAID-IN         DEFERRED         DEFICIT         TOTAL
                                             Shares         Amount         CAPITAL        COMPENSATION
Balance at December 31, 1995                1,462,684      $14,627        $581,841        $     --       $(1,485,768)    $ (889,300)

Shells Inc. preferred shares accretion                                     (58,500)                                         (58,500)

Issuance of common stock and warrants       1,834,752       18,348       7,015,107                                        7,033,455

Net Income                                                                                                 1,086,884      1,086,884
                                            ---------      -------      ----------        --------       -----------     ----------
Balance at June 30, 1996                    3,297,436      $32,975      $7,538,448        $     --       $  (398,884)    $7,172,539
                                            =========      =======      ==========        ========       ===========     ==========

Balance at January 1, 1995                  1,462,684      $14,627      $  748,070        $(34,125)      $(1,082,326)    $ (353,754)

Shells Inc. preferred shares accretion                                     (83,112)                                         (83,112)

Amortization of deferred compensation                                                       25,350                           25,350

Net Income                                                                                                   208,200        208,200
                                            ---------      -------      ----------        --------       -----------     ----------
Balance at July 2, 1995                     1,462,684      $14,627      $  664,958        $ (8,775)      $  (874,126)    $ (203,316)
                                            =========      =======      ==========        ========       ===========     ==========

 See notes to consolidated financial statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 26 WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                   (Unaudited)


                                                                                26 Weeks Ended
                                                                    June 30, 1996             July 2, 1995
OPERATING ACTIVITIES:
Net income                                                           $ 1,086,884               $   208,200
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                            559,734                   460,244
Amortization of deferred compensation                                      --                       25,350
Minority partner interest                                                 69,495                    55,430
Changes in assets and liabilities:
Decrease (increase) in inventories                                         3,206                   (37,576)
Decrease (increase) in receivables from related parties                   41,370                  (115,365)
Increase in other current assets and other assets                       (352,631)                 (148,615)
Decrease in prepaid rent                                                  25,199                   122,504
Decrease in accounts payable                                            (608,307)                 (150,568)
Increase (decrease) in accrued expenses                                  609,002                   (36,770)
Decrease in payable to related parties                                   (98,927)                     --
Increase in sales tax payable                                             39,761                    65,273
Increase in income taxes payable                                         488,000                      --
Increase in deferred rent                                                 81,232                   100,019
                                                                     -----------               -----------
Total adjustments                                                        857,134                   339,926
                                                                     -----------               -----------
Net cash provided by operating activities                              1,944,018                   548,126
                                                                     -----------               -----------
INVESTING ACTIVITIES:
Purchase of investment securities                                     (5,110,000)                     --
Purchase of property and equipment                                      (746,709)                 (764,867)
                                                                     -----------               -----------
Net cash used in investing activities                                 (5,856,709)                 (764,867)
                                                                     -----------               -----------
FINANCING ACTIVITIES:
Proceeds from issuance of debt                                           108,090                 1,000,000
Repayment of debt                                                     (1,412,737)                 (448,850)
Proceeds from issuance of common stock and warrants                    6,124,455                      --
                                                                     -----------               -----------
Net cash provided by financing activities                              4,819,808                   551,150
                                                                     -----------               -----------
Net increase in cash                                                     907,117                   334,409

CASH AT BEGINNING OF PERIOD                                              776,779                   472,535
                                                                     -----------               -----------

CASH AT END OF PERIOD                                                $ 1,683,896               $   806,944
                                                                     ===========               ===========
Supplemental disclosure of cash flow information:
Cash paid for interest:                                              $   403,097               $   134,743


200,000 shares of common stock and 100,000 warrants were issued upon the conversion of $750,000 of related party debt and $159,000 of minority partner interest.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial Public Offering - The Company has raised capital through an initial public offering (the "Offering") effective April 23, 1996. On May 13, 1996, the Company obtained additional capital as the underwriter's over-allotment option and the Lender's Option (See Note 5 - PUBLIC OFFERING) were exercised . A portion of these proceeds were used to partially repay outstanding indebtedness and to partially finance the Company's proposed expansion, complete the remodeling of existing restaurants and purchase and install point-of-sale accounting systems. The Company believes that the proceeds of the Offering together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least 12 months from the Offering. The Company's expansion strategy, however, is significantly dependent upon obtaining third party financing ("Third Party Financing") and/or achieving projected cash flow from operations. Third Party Financing may include, but is not limited to, traditional lending sources such as bank lines of credit, equipment leasing, and/or restaurant sales/leaseback arrangements that may be available to the Company. The Company is seeking to obtain Third Party Financing as required from time to time to fully implement its expansion strategy. In the event the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses or construction or other delays or otherwise) or, if Third Party Financing or projected cash flows prove to be insufficient to fund operations and fully implement the Company's expansion strategy, the Company could be required to seek additional financing from sources not currently anticipated.

Going Concern from Fiscal 1995 Financial Statements - The Company's annual consolidated financial statements as of and for the year ended December 31, 1995 were prepared assuming that the Company would continue as a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred net losses for the period from April 29, 1993 (date of inception) through January 2, 1994 and the years (52 weeks) ended January 1, 1995 and December 31, 1995. Additionally, the Company had a deficiency in working capital of $4,722,000 and a total stockholders' deficiency of $889,000 at December 31, 1995. These factors among others raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements as of and for the year ended December 31, 1995 did not include any adjustments that might result from the outcome of this uncertainty. During the 26 weeks ended June 30, 1996, the Company successfully completed its Offering and the underwriter's over-allotment option and the Lender's Option were exercised as discussed above. In addition, net income for the 26 weeks ended June 30, 1996 was $1,087,000. As a result, working capital improved to a positive $2,927,000 and stockholders' equity was $7,173,000 as of June 30, 1996.

3.    MARKETABLE SECURITIES

The Company has invested available funds in variable rate demand notes. The notes are fully secured by letters of credit from the financial institution through which they were purchased. The notes can be put to the financial institution upon seven days notice.

4.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                         June 30, 1996       December 31, 1995

Accrued payroll                            $1,012,494          $   760,930
Accrued interest                               61,883              330,161
Accrued rent                                  227,491              157,891
Workman's compensation                        223,350              120,598
Unearned revenue                              109,276              172,302
Other                                         777,711              261,321
                                           ----------           ----------
                                           $2,412,205           $1,803,203
                                           ==========           ==========

5.    PUBLIC OFFERING

The Company completed an initial public offering of 1,400,000 shares of common stock and 700,000 warrants on April 29, 1996 raising net proceeds of $5,090,000. Concurrent with the Offering, the Company converted $750,000 of outstanding debt and $159,000 in minority partner interest into 200,000 shares of common stock and 100,000 warrants at $4.50 per share and $0.09 per warrant, respectively, which represented the initial public offering price net of underwriter's discount. In connection with the conversion of debt, the lender was also granted an option (the "Lender's Option") to purchase an additional 24,752 shares and 12,376 warrants at $4.50 per share and $0.09 per warrant simultaneously with and in the same proportion to which the underwriter exercises its over-allotment option. The underwriter exercised its over-allotment option effective May 13, 1996 resulting in the issuance of an additional 210,000 shares of common stock and 105,000 warrants, plus the issuance of 24,752 shares of common stock and 12,376 warrants through the Lender's Option generating an additional $1,035,000 in net proceeds. Upon completion of the Offering, the Company repaid a $1,310,000 principal amount loan plus accrued and unpaid interest thereon of $307,000 to a stockholder.

The effect of these transactions was to increase the pro forma weighted average number of shares outstanding to 4,160,000 and 4,076,000 for the 13 and 26 weeks ending June 30, 1996, respectively, and to increase the pro forma weighted average number of shares to 3,297,436 for both the 13 and 26 weeks ended July 2, 1995. The pro forma weighted average number of shares assumes the additional shares were outstanding for the entire period. The pro forma earnings per share reflecting the increased pro forma weighted average number of shares outstanding were $0.11 and $0.25 for the 13 and 26 weeks ended June 30, 1996, respectively, as compared with $0.01 and $0.04 for the 13 and 26 weeks ended July 2, 1995, respectively.

6.    RECAPITALIZATION

Prior to the effective date of the Offering of the Company's common stock, the Company was reincorporated under the laws of the State of Delaware. The Company's common stock, at a par value of $0.001 with 50,000,000 shares authorized, were converted into shares of the Company's common stock registered under the laws of the State of Delaware, at a par value of $0.01 with 20,000,000 shares authorized, on a share-for-share basis. At June 30, 1996, 3,297,436 shares of the Company's common stock were issued and outstanding. In addition, the certificate of incorporation authorizes 2,000,000 shares of preferred stock, $0.01 par value per share, none of which were issued or outstanding at June 30, 1996.

The accompanying balance sheet gives retroactive effect to the recapitalization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table set forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales. The subsequent table sets forth, for the periods indicated, certain operating data:

                                                            13 weeks ended                             26 weeks ended
                                                 June 30, 1996         July 2, 1995         June 30, 1996           July 2, 1995
Revenues:
  Restaurant sales                                     99.0%                98.8%                 99.0%                 98.7%
  Management fees from related parties                  1.0                  1.2                   1.0                   1.3
                                                      -----                -----                 -----                 -----
                                                      100.0%               100.0%                100.0%                100.0%
                                                      =====                =====                 =====                 =====
Costs and expenses:
  Cost of restaurant sales (1)                         35.2                 41.0                  35.0                  40.5
  Labor and other related expenses (1)                 25.2                 26.5                  24.6                  26.2
  Other restaurant operating expenses (1)              20.2                 21.7                  20.2                  21.2
                                                      -----                -----                 -----                 -----
  Total restaurant costs and expenses (1)              80.6%                89.2%                 79.8%                 87.9%
                                                      -----                -----                 -----                 -----
  General and administrative expenses                   8.7                  7.0                   8.2                   7.2
  Depreciation and amortization                         2.6                  2.7                   2.7                   3.1
Income from operations                                  9.0                  2.2                  10.2                   3.0
  Interest expense, net                                -0.2                 -1.3                  -0.6                  -1.3
  Other income (expense)                               -1.6                  0.2                  -1.5                   0.1
                                                      -----                -----                 -----                 -----
Income before elimination of minority
    partner interest and income taxes                   7.2                  1.1                   8.0                   1.8
Elimination of minority partner interest               -0.5                 -0.3                  -0.5                  -0.4
                                                      -----                -----                 -----                 -----
Income before provision for income taxes                6.7                  0.8                   7.5                   1.4
Provision for income taxes                             -2.1                    -                  -2.3                     -
                                                      -----                -----                 -----                 -----
Net income                                              4.6%                 0.8%                  5.2%                  1.4%
                                                      =====                =====                 =====                 =====
Operating Data:
Number of restaurants at end of period:
Company-owned restaurants (2)                                                                       17                    14
Joint venture restaurant                                                                             1                     1
Licensed restaurants                                                                                 4                     4
                                                                                                 ---------------------------
                                                                                                    22                    19
                                                                                                 ===========================

(1) As a percentage of restaurant sales
(2) Includes one Company-owned restaurant which until July 14, 1995 was owned by a joint venture.

13 weeks ended June 30, 1996 and July 2, 1995

Revenues. Total revenues for the 13 weeks ended June 30, 1996 were $10,380,000 as compared to $7,798,000 for the 13 weeks ended July 2, 1995. The increase was due to a 16.5% increase in same store sales during the 13 weeks ended June 30, 1996, the opening of two new restaurants during the second half of 1995, and the opening of one restaurant in June 1996. The increase in same store sales was primarily attributable to an increase in the number of customers served, resulting from expanded advertising which began in the fourth quarter of 1995, remodeling of certain of these restaurants, and, to a lesser extent, from selected menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same store sales increases at the same rate in the future.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales improved to 35.2% for the second quarter of 1996 as compared to 41.0% for the second quarter in 1995. This improvement resulted primarily from commodity cost savings on food purchases, primarily shrimp. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. While the Company has benefited from a favorable fluctuation in prices during the second quarter of 1996, the Company may not experience the same prices in the future. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales improved to 25.2% during the second quarter of 1996 as compared to 26.5% for the second quarter in 1995. This improvement was primarily attributable to efficiencies realized through higher sales volume and the continuing implementation of operations management procedures and controls.

General and administrative expenses. General and administrative expenses as a percentage of revenues increased to 8.7% during the second quarter of 1996 as compared to 7.0% for the second quarter in 1995 due to the accrual for management compensation and incentives related to improved operating performance.

Other income (expenses). Other expenses were $163,000 for the second quarter of 1996 as compared to income of $13,000 for the second quarter in 1995. The expense in 1996 was attributable to an accrual of non-recurring expenses related to a pending arbitration.

Provision for income taxes. A provision for income taxes of $215,000 was recognized for the second quarter of 1996 based on an effective rate of 31%. The 1996 effective rate is based on federal statutory rates and state income tax rates coupled with the utilization of the available net operating loss carryforward. There was no income tax provision for the second quarter in 1995 as the net operating loss carryforward offset taxable income.

Income from operations and net income. As a result of the increase in revenues and the decrease in food and labor costs as a percentage of restaurant sales, the income from operations increased $759,000 or 444% to $930,000 for the second quarter of 1996 as compared to $171,000 for the second quarter in 1995. Net income increased $420,000 or 712% to $479,000 for the second quarter of 1996 as compared to $59,000 for the second quarter of 1995.

26 weeks ended June 30, 1996 and July 2, 1995

Revenues. Total revenues for the 26 weeks ended June 30, 1996 were $20,993,000 as compared to $14,982,000 for the 26 weeks ended July 2, 1995. The increase was due to the opening of four new restaurants and the relocation of one existing restaurant during 1995, the opening of one restaurant in June 1996 as well as a 16.5% increase in same store sales during the 26 weeks ended June 30, 1996. The increase in same store sales was primarily attributable to an increase in the number of customers served, resulting from expanded advertising which began in the fourth quarter of 1995, remodeling of certain of these restaurants, and, to a lesser extent, from selected menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same store sales increases at the same rate in the future.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales improved to 35.0% for the first half of 1996 as compared to 40.5% for the first half in 1995. This improvement resulted primarily from commodity cost savings on food purchases, primarily shrimp. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. While the Company has benefited from a favorable fluctuation in prices during the first half of 1996, the Company may not experience the same prices in the future. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales improved to 24.6% during the first half of 1996 as compared to 26.2% for the first half in 1995. This improvement was primarily attributable to efficiencies realized through higher sales volume and the continuing implementation of operations management procedures and controls.

General and administrative expenses. General and administrative expenses as a percentage of revenues increased to 8.2% during the first half of 1996 as compared to 7.2% for the first half of 1995 due to the accrual for management compensation and incentives related to improved operating performance.

Other income (expenses). Other expenses were $311,000 for the first half of 1996 as compared to $9,000 other income for the first half in 1995. The increase was primarily attributable to an accrual for a pending arbitration and non-recurring compensatory expense related to stock warrants issued during the first half of 1996.

Provision for income taxes. A provision for income taxes of $488,000 was recognized for 1996 based on an effective rate of 31%. The 1996 effective rate is based on federal statutory rates and state income tax rates coupled with the utilization of the available net operating loss carryforward. There was no income tax provision for the first half in 1995 as the net operating loss carryforward offset taxable income.

Income from operations and net income. As a result of the increase in revenues and the decrease in food and labor costs as a percentage of restaurant sales, the income from operations increased $1,687,000 or 377% to $2,134,000 for the first half of 1996 as compared to $447,000 for the first half in 1995. Net income increased $879,000 or 423% to $1,087,000 for the first half of 1996 as compared to $208,000 for the first half of 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company's working capital was $2,927,000 as compared with a working capital deficiency of $4,722,000 at December 31, 1995. The working capital deficiency was eliminated upon the Company's initial public offering completed April 29, 1996. As is customary in the restaurant industry, the Company had generally operated with negative working capital as a result of pre-opening expenses associated with new restaurants, the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable and the Company refurbishing locations for new restaurants and remodeling existing restaurants prior to obtaining the long-term financing to pay for such expenditures.

Cash provided by operating activities for the first half of 1996 was $1,944,000 as compared with $548,000 for the first half of 1995. The increase of $1,396,000 was primarily attributable to improved operating results for the first half of 1996 as reflected in the year-to-date net income.

Cash used in investing activities was $5,857,000 for the first half of 1996 as compared with the $765,000 for the first half of 1995. The increase of $5,092,000 was primarily attributable to the purchase of investment securities with the proceeds from the Company's initial public offering of common stock and warrants pending the use of these proceeds to open new restaurants, remodel existing restaurants and use for working capital purposes. The use of funds for capital improvements in the first half of 1996 related to the opening of one new restaurant and the remodeling of two existing restaurants as compared with 1995 which related to the opening of two new restaurants and the relocation of one restaurant.

Through its initial public offering, completed on April 29, 1996, the Company raised net proceeds of $5,090,000. The Company repaid a $1,310,000 principal amount loan plus accrued and unpaid interest thereon of $307,000 to a stockholder. Effective May 13, 1996, the underwriter also exercised its over-allotment option purchasing 210,000 shares of common stock and 105,000 warrants which, coupled with the exercise of the Lender's Option for 24,752 shares of common stock and 12,376 warrants, generated an additional $1,035,000 in net proceeds.

Cash provided by financing activities was $4,820,000 for the first half of 1996 compared to $551,000 for the first half of 1995. The source of funds during 1996 included the proceeds from the common stock and warrant offering less debt repayments totaling $1,413,000 as compared with 1995 which related to a $1,000,000 bridge loan from stockholders, less the scheduled repayment of existing debt.


SEASONALITY

The restaurant industry in general is seasonal depending on the location and type of food served. Seasonality at the Company's restaurants is magnified due to its present exclusivity to Florida and, in many cases, locations which are in coastal communities, where sales are partially dependent on tourism and its seasonality patterns. Historically, the largest sales volumes of the Company's restaurants occur during the first and second quarters of the fiscal year, the peak tourist seasons in Florida.

Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

      None

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SHELLS SEAFOOD RESTAURANTS, INC.
                                             (Registrant)


    August 9, 1996                    /s/ WILLIAM E. HATTAWAY
- -------------------------            ------------------------------------------
       Date                                William E. Hattaway
                                     President and Chief Executive Officer

    August 9, 1996                    /s/ WARREN R. NELSON
- -------------------------            ------------------------------------------
       Date                                    Warren R. Nelson
                                     Vice President and Chief Financial Officer