Form 10-Q
period 1996-09-29
SHELLS SEAFOOD RESTAURANTS INC
filed 1996-11-13
CIK 935066

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q



 x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 For the Quarterly Period Ended September 29, 1996


                           Commission File No. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   59-3372414
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS) Employer Identification Number
incorporation or organization)


           16313 North Dale Mabry Highway, Suite 100, Tampa, FL 33618
        ----------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (813) 961-0944
               -------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    x     No
                                          -------     -------



           Class                               Outstanding at November 13, 1996
           -----                               --------------------------------
Common stock $.01 par value                               3,297,536

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      Index



Part I - Financial Information                                      Page Number

 Item 1 - Financial Statements

  Consolidated Balance Sheets as of September 29, 1996
         and December 31, 1995                                             3

  Consolidated Statements of Operations for the 13 weeks
        and 39 weeks ended September 29, 1996 and October 1, 1995          4

  Consolidated Statements of Stockholders'  Equity (Deficiency)
        for the 39 weeks ended September 29, 1996 and October 1, 1995      5

  Consolidated Statements of Cash Flows for the 39 weeks ended
        September 29, 1996 and October 1, 1995                             6

  Notes to Consolidated Financial Statements                             7-9

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                10-13

Part II - Other Information                                               14

Signatures                                                                15

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      September 29, 1996       December 31, 1995
                                                                     ----------------------  ----------------------
                                                                          (Unaudited)
CURRENT ASSETS:
Cash                                                                      $    582,342            $    776,779
Short-term investment securities                                             5,005,000                    --
Inventories                                                                    384,225                 397,119
Other current assets                                                           679,567                 885,489
Receivables from related parties                                               120,764                  62,994
                                                                          ------------            ------------
      Total current assets                                                   6,771,898               2,122,381
Property and equipment, net
                                                                             5,434,938               3,577,097
Prepaid rent                                                                   387,321                 425,120
Other assets                                                                   599,830                 395,587
Goodwill                                                                     3,763,132               3,917,779
                                                                          ------------            ------------
TOTAL ASSETS                                                              $ 16,957,119            $ 10,437,964
                                                                          ============            ============



LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
Accounts payable                                                          $  1,473,743            $  2,523,173
Accrued expenses                                                             2,358,262               1,803,203
Payable to related parties                                                        --                    98,927
Sales tax payable                                                              217,261                 229,531
Income taxes payable                                                           467,216                    --
Current portion of notes payable - stockholders                                  4,303               2,108,214
Current portion of long-term debt                                              209,161                  81,499
                                                                          ------------            ------------
      Total current liabilities                                              4,729,946               6,844,547
Deferred rent                                                                  801,759                 651,134
Notes payable - stockholders, less current  portion                          1,000,000               1,000,000
Long-term debt, less current portion                                           827,753                 705,816
                                                                          ------------            ------------
      Total liabilities                                                      7,359,458               9,201,497
                                                                          ------------            ------------

Minority partner interest                                                      521,183                 574,291
                                                                          ------------            ------------

 Shells, Inc. preferred shares subject to redemption,
      $10 par value; authorized 10,000,000 shares; 185,312
      issued and outstanding                                                 1,639,226               1,551,476
                                                                          ------------            ------------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
Preferred stock, $0.01 par value; authorized
      2,000,000 shares; none issued or outstanding                                --                      --
Common stock, $.01 par value; authorized 20,000,000
      shares; 3,297,536 and 1,462,684 shares issued and outstanding
      as of September 29, 1996 and December 31, 1995, respectively              32,975                  14,627
Additional paid-in-capital                                                   7,509,798                 581,841
Accumulated deficit                                                           (105,521)             (1,485,768)
                                                                          ------------            ------------
      Total stockholders'  equity (deficiency)                               7,437,252                (889,300)
                                                                          ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $ 16,957,119            $ 10,437,964
                                                                          ============            ============

See notes to consolidated financial statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                  (Unaudited)

                                                           13 weeks ended                              39 weeks ended
                                                September 29, 1996    October 1, 1995      September 29, 1996     October 1, 1995
                                                ------------------    ---------------      ------------------     ---------------
REVENUES:
  Restaurant sales                                $  9,536,148          $  6,909,552           $ 30,318,741        $ 21,703,076
  Management fees from related parties                  94,182                80,266                304,502             268,796
                                                  ------------          ------------           ------------        ------------
                                                     9,630,330             6,989,818             30,623,243          21,971,872
                                                  ------------          ------------           ------------        ------------
COST AND EXPENSES:
  Cost of restaurant sales                           3,436,731             2,730,938             10,720,749           8,724,813
  Labor and other related expenses                   2,570,044             1,881,693              7,687,648           5,760,337
  Other restaurant operating expenses                2,072,032             1,613,868              6,256,629           4,738,637
  General and administrative expenses                  805,556               604,891              2,518,962           1,682,600
  Depreciation and amortization                        289,819               233,563                849,553             693,807
                                                  ------------          ------------           ------------        ------------
                                                     9,174,182             7,064,953             28,033,541          21,600,194
                                                  ------------          ------------           ------------        ------------
INCOME (LOSS) FROM OPERATIONS                          456,148               (75,135)             2,589,702             371,678
                                                  ------------          ------------           ------------        ------------

OTHER INCOME (EXPENSE):
  Interest income (expense), net                         1,327               (93,953)              (133,492)           (286,072)
  Other income (expense)                                13,285                (4,650)              (298,140)              4,286
                                                  ------------          ------------           ------------        ------------
                                                        14,612               (98,603)              (431,632)           (281,786)
                                                  ------------          ------------           ------------        ------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES              470,760              (173,738)             2,158,070              89,892

ELIMINATION OF MINORITY PARTNER INTEREST               (46,397)              (17,998)              (158,823)            (73,428)
                                                  ------------          ------------           ------------        ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        424,363              (191,736)             1,999,247              16,464

PROVISION FOR INCOME TAXES                            (131,000)                 --                 (619,000)               --
                                                  ------------          ------------           ------------        ------------
NET INCOME (LOSS)                                      293,363              (191,736)             1,380,247              16,464

PREFERRED SHARES ACCRETION                             (29,250)              (41,556)               (87,750)           (124,668)
                                                  ------------          ------------           ------------        ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK      $    264,113          $   (233,292)          $  1,292,497        $   (108,204)
                                                  ============          ============           ============        ============
NET INCOME (LOSS) PER SHARE OF COMMON STOCK       $       0.07          $      (0.14)          $       0.42        $      (0.07)
                                                  ============          ============           ============        ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                         3,955,102             1,611,198              3,106,822           1,525,637
                                                  ============          ============           ============        ============

See notes to consolidated financial statements

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
         FOR THE 39 WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                  (Unaudited)



                                                                     ADDITIONAL   UNAMORTIZED      ACCUMULATED
                                                 COMMON STOCK         PAID-IN       DEFERRED         DEFICIT         TOTAL
                                           Shares          Amount     CAPITAL     COMPENSATION

Balance at December 31, 1995              1,462,684    $    14,627   $   581,841   $       --      $(1,485,768)    $  (889,300)

Shells Inc. preferred shares accretion                                   (87,750)                                      (87,750)

Issuance of common stock and warrants     1,834,852         18,348     7,015,707                                     7,034,055

Net income                                                                                           1,380,247       1,380,247
                                          ---------    -----------   -----------   ----------      -----------     -----------
Balance at September 29, 1996             3,297,536    $    32,975   $ 7,509,798   $       --      $  (105,521)    $ 7,437,252
                                          =========    ===========   ===========   ==========      ===========     ===========

Balance at January 1, 1995                1,462,684    $    14,627   $   748,070   $  (34,125)     $(1,082,326)    $  (353,754)

Shells Inc. preferred shares accretion                                  (124,668)                                     (124,668)

Amortization of deferred compensation                                                  34,125                           34,125

Net income                                                                                              16,464          16,464
                                          ---------    -----------   -----------   ----------      -----------     -----------
Balance at October 1, 1995                1,462,684    $    14,627   $   623,402   $       --      $(1,065,862)    $  (427,833)
                                          =========    ===========   ===========   ==========      ===========     ===========


See notes to consolidated financial statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE 39 WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                  (Unaudited)


                                                                      39 Weeks Ended
                                                        September 29, 1996       October 1, 1995
                                                        ------------------       ---------------
OPERATING ACTIVITIES:
Net  income                                                 $ 1,380,247            $    16,464
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                                   849,553                693,807
Amortization of deferred compensation                              --                   34,125
Minority partner interest                                       105,892                 73,428
Changes in assets and liabilities:
  Decrease (increase) in inventories                             12,894                (22,454)
  Decrease (increase) in receivables from related parties       (57,770)               125,239
  Increase in other current assets and other assets            (216,810)              (276,583)
  Decrease in prepaid rent                                       37,799                137,967
  Decrease in accounts payable                               (1,049,430)              (307,262)
  Increase (decrease) in accrued expenses                       555,059               (163,298)
  Decrease in payable to related parties                        (98,927)                  --
  Increase (decrease) in sales tax payable                      (12,270)                30,138
  Increase in income taxes payable                              467,216                   --
  Increase in deferred rent                                     150,625                138,257
                                                            -----------             ----------
Total adjustments                                               743,831                463,364
                                                            -----------             ----------
Net cash provided by operating activities                     2,124,078                479,828
                                                            -----------             ----------
INVESTING ACTIVITIES:
Purchase of investment securities                            (6,045,000)                  --
Sale of investment securities                                 1,040,000                   --
Purchase of property and equipment                           (2,334,258)              (913,860)
                                                            -----------             ----------
Net cash used in investing activities                        (7,339,258)              (913,860)
                                                            -----------             ----------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                  389,340              1,050,000
Repayment of debt (1)                                        (1,493,652)              (588,466)
Proceeds from issuance of common stock and warrants           6,125,055                   --
                                                            -----------             ----------
Net cash provided by financing activities                     5,020,743                461,534
                                                            -----------             ----------

Net increase (decrease) in cash                                (194,437)                27,502

CASH AT BEGINNING OF PERIOD                                     776,779                472,535
                                                            -----------             ----------

CASH AT END OF PERIOD                                       $   582,342            $   500,037
                                                            ===========            ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                      $   519,881            $   192,806
Cash paid for income taxes                                  $   151,784            $      --



(1) In conjunction with the initial public offering, 200,000 shares of common stock and 100,000 warrants were issued upon the conversion of $750,000 of related party debt and $159,000 of minority partner interest.


See notes to consolidated financial statements

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial Public Offering - The Company has raised capital through an initial public offering (the "Offering") effective April 23, 1996. On May 13, 1996, the Company obtained additional capital as the underwriter's over-allotment option and the Lender's Option (See Note 6 - PUBLIC OFFERING) were exercised . A portion of these proceeds were used to partially repay outstanding indebtedness and to partially finance the Company's proposed expansion, complete the remodeling of existing restaurants and purchase and install point-of-sale accounting systems. The Company believes that the proceeds of the Offering together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least 12 months from the Offering. The Company's expansion strategy, however, is significantly dependent upon obtaining third party financing ("Third Party Financing") and/or achieving projected cash flow from operations. Third Party Financing may include, but is not limited to, traditional lending sources such as bank lines of credit, equipment leasing, and/or restaurant sales/leaseback arrangements that may be available to the Company. The Company has obtained a $2,000,000 line of credit from a bank for which to finance new restaurant real estate transactions. The Company is in the process of securing lease financing from various lending sources for its restaurant equipment and point-of-sale accounting systems. In the event the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses or construction or other delays or otherwise) or, if Third Party Financing or projected cash flows prove to be insufficient to fund operations and fully implement the Company's expansion strategy, the Company could be required to seek additional financing from sources not currently anticipated.

Going Concern from Fiscal 1995 Financial Statements - The Company's annual consolidated financial statements as of and for the year ended December 31, 1995 were prepared assuming that the Company would continue as a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred net losses for the period from April 29, 1993 (date of inception) through January 2, 1994 and the years (52 weeks) ended January 1, 1995 and December 31, 1995. Additionally, the Company had a deficiency in working capital of $4,722,000 and a total stockholders' deficiency of $889,000 at December 31, 1995. These factors among others raised substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements as of and for the year ended December 31, 1995 did not include any adjustments that might result from the outcome of this uncertainty. During the 39 weeks ended September 29, 1996, the Company successfully completed its Offering and the underwriter's over-allotment option and the Lender's Option were exercised as discussed above. In addition, net income for the 39 weeks ended September 29, 1996 was $1,380,000. As a result, cash and investment securities have improved to a combined $5,587,000, with working capital of $2,042,000 and stockholders' equity of $7,437,000 as of September 29, 1996.

3.    INVESTMENT SECURITIES

The Company has invested available funds in variable rate demand notes. The notes are fully secured by letters of credit from the financial institution through which they were purchased. The notes can be put to the financial institution upon seven days notice.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                       September 29, 1996        December 31, 1995
                                                       ------------------        -----------------

Equipment                                                 $  3,013,635             $  2,501,502
Leasehold improvements                                       2,730,659                2,109,749
Furniture and fixtures                                       1,136,175                  670,855
Land and buildings                                             386,479                        -
Signs                                                          302,285                  209,992
Construction in progress                                       253,271                        -
                                                           -----------             ------------
                                                             7,822,504                5,492,098
Accumulated depreciation and amortization                   (2,387,566)              (1,915,001)
                                                           -----------              -----------
                                                            $5,434,938               $3,577,097
                                                            ==========               ==========


5.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                       September 29, 1996        December 31, 1995
                                                       ------------------        -----------------
Accrued payroll                                               $997,355             $   760,930
Other                                                          696,779                 261,321
Accrued rent                                                   301,489                 157,891
Workman's compensation                                         181,911                 120,598
Unearned revenue                                               112,350                 172,302
Accrued interest                                                68,378                 330,161
                                                            ----------              ----------
                                                            $2,358,262              $1,803,203
                                                            ==========              ==========


6.    PUBLIC OFFERING

The Company completed an initial public offering of 1,400,000 shares of common stock and 700,000 warrants on April 29, 1996 raising net proceeds of $5,090,000. Concurrent with the Offering, the Company converted $750,000 of outstanding debt and $159,000 in minority partner interest into 200,000 shares of common stock and 100,000 warrants at $4.50 per share and $0.09 per warrant, respectively, which represented the initial public offering price net of underwriter's discount. In connection with the conversion of debt, the lender was also granted an option (the "Lender's Option") to purchase an additional 24,752 shares and 12,376 warrants at $4.50 per share and $0.09 per warrant simultaneously with and in the same proportion to which the underwriter exercises its over-allotment option. The underwriter exercised its over-allotment option effective May 13, 1996 resulting in the issuance of an additional 210,000 shares of common stock and 105,000 warrants, plus the issuance of 24,752 shares of common stock and 12,376 warrants through the Lender's Option generated, in the aggregate, an additional $1,035,000 in net proceeds. Upon completion of the Offering, the Company repaid a $1,310,000 principal amount loan plus accrued and unpaid interest thereon of $307,000 to a stockholder.

The effect of these transactions was to increase the pro forma weighted average number of shares outstanding to 3,955,000 and 3,960,000 for the 13 and 39 weeks ending September 29, 1996, respectively, and to increase the pro forma weighted average number of shares to 3,495,000 and 3,610,000 for the 13 and 39 weeks ended October 1, 1995, respectively. The pro forma weighted average number of shares assumes the additional shares were outstanding for the entire period. The pro forma earnings per share reflecting the increased pro forma weighted average number of shares outstanding were $0.07 and $0.33 for the 13 and 39 weeks ended September 29, 1996, respectively, as compared with losses per share of ($0.07) and ($0.03) for the 13 and 39 weeks ended October 1, 1995, respectively.

7.    RECAPITALIZATION

Prior to the effective date of the Offering of the Company's common stock, the Company was reincorporated under the laws of the State of Delaware. The Company's common stock, at a par value of $0.001 with 50,000,000 shares authorized, were converted into shares of the Company's common stock registered under the laws of the State of Delaware, at a par value of $0.01 with 20,000,000 shares authorized, on a share-for-share basis. At September 29, 1996, 3,297,536 shares of the Company's common stock were issued and outstanding. In addition, the certificate of incorporation authorizes 2,000,000 shares of preferred stock, $0.01 par value per share, none of which were issued or outstanding at September 29, 1996.

The accompanying balance sheet gives retroactive effect to the recapitalization.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales. The subsequent table sets forth, for the periods indicated, certain operating data:



                                                          13 weeks ended                              39 weeks ended
                                              September 29, 1996    October 1, 1995       September 29, 1996     October 1, 1995
                                              ------------------    ---------------       ------------------     ---------------
Revenues:
  Restaurant sales                                   99.0%                98.9%                  99.0%                98.8%
  Management fees from related parties                1.0%                 1.1%                   1.0%                 1.2%
                                                ---------            ---------              ---------            ---------
                                                    100.0%               100.0%                 100.0%               100.0%
                                                =========            =========              =========            =========
Costs and expenses:
  Cost of restaurant sales(1)                        36.0%                39.5%                  35.4%                40.2%
  Labor and other related expenses(1)                27.0%                27.2%                  25.4%                26.5%
  Other restaurant operating expenses (1)            21.7%                23.4%                  20.7%                21.9%
                                                ---------            ---------              ---------            ---------
  Total restaurant costs and expenses (1)            84.7%                90.1%                  81.5%                88.6%
                                                ---------            ---------              ---------            ---------

  General and administrative expenses                 8.4%                 8.7%                   8.2%                 7.7%
  Depreciation and amortization                       3.0%                 3.3%                   2.8%                 3.2%
Income from operations                                4.7%                -1.1%                   8.5%                 1.7%
  Interest income (expense), net                      0.0%                -1.3%                  -0.4%                -1.3%
  Other income (expense)                              0.1%                -0.1%                  -1.0%                 0.0%
                                                ---------            ---------              ---------            ---------
Income before elimination of minority
    partner interest and income taxes                 4.9%                -2.5%                   7.0%                 0.4%
Elimination of minority partner interest             -0.5%                -0.2%                  -0.5%                -0.3%
                                                ---------            ---------              ---------            ---------
Income before provision for income taxes              4.4%                -2.7%                   6.5%                 0.1%
Provision for income taxes                           -1.4%                 0.0%                  -2.0%                 0.0%
                                                ---------            ---------              ---------            ---------
Net income                                            3.0%                -2.7%                   4.5%                 0.1%
                                                =========            =========              =========            =========

Operating Data:
Number of restaurants at end of period:
Company-owned restaurants (2)                                                                      17                   14
Joint venture restaurant                                                                            1                    1
Licensed restaurants                                                                                4                    4
                                                                                            ---------            ---------
                                                                                                   22                   19
                                                                                            =========            =========

(1)   As a percentage of restaurant sales
(2) Includes one Company-owned restaurant which until July 14, 1995 was owned by a joint venture.

13 WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

Revenues. Total revenues for the 13 weeks ended September 29, 1996 were $9,630,000 as compared to $6,990,000 for the 13 weeks ended October 1, 1995. The increase was due to a 18.8% increase in same store sales during the 13 weeks ended September 29, 1996 over the comparable period in 1995, the opening of two new restaurants during the fourth quarter of 1995, and the opening of one restaurant in June 1996. The increase in same store sales was primarily due to an increase in the number of customers served, resulting from expanded advertising which began in the fourth quarter of 1995, remodeling of certain of these restaurants, and, to a lesser extent, from selected menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same store sales increases at the same rate in the future.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales improved to 36.0% for the third quarter of 1996 as compared to 39.5% for the third quarter in 1995. This improvement resulted primarily from commodity cost savings on food purchases, primarily shrimp, which was offset in part by cost increases in dairy products. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. While the Company has benefited from a favorable fluctuation in prices during the 13 weeks ended September 29, 1996, the Company may not experience the same prices in the future. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales improved to 27.0% during the third quarter of 1996 as compared to 27.2% for the third quarter in 1995. This improvement was due to efficiencies realized through higher sales volume, offset in part by increased restaurant management costs attributed to staffing and training for planned expansion.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of restaurant sales improved to 21.7% during the third quarter of 1996 as compared to 23.4% for the third quarter in 1995. This improvement was due to efficiencies realized through higher sales volume as a portion of the other restaurant operating expenses are not variable in relation to sales.

General and administrative expenses. General and administrative expenses as a percentage of revenues decreased to 8.4% during the third quarter of 1996 as compared to 8.7% for the third quarter in 1995 due to the efficiencies realized through higher sales volumes.

Interest income (expense). Net interest income was $1,000 for the third quarter of 1996 as compared with net interest expense of $94,000 for the same period in 1995. This change was attributable to the decrease in outstanding debt and the investments in short-term securities of funds primarily obtained from the initial public offering.

Provision for income taxes. A provision for income taxes of $131,000 was recognized for the third quarter of 1996 based on an effective rate of 31%. The 1996 effective rate is based on federal statutory rates and state income tax rates coupled with the utilization of the available net operating loss carryforward. There was no income tax provision for the second quarter in 1995 as the net operating loss carryforward offset taxable income.

Income (loss) from operations and net income (loss). As a result of the increase in revenues and the decrease in food and labor costs as a percentage of restaurant sales, the income from operations increased $531,000 to $456,000 for the third quarter of 1996 as compared to a loss of $75,000 for the third quarter in 1995. Net income improved $485,000 to $293,000 for the third quarter of 1996 as compared to a loss of $192,000 for the third quarter of 1995. The net income for the third quarter of 1996 included a provision for income taxes of $131,000.

39 WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

Revenues. Total revenues for the 39 weeks ended September 29, 1996 were $30,623,000 as compared to $21,972,000 for the 39 weeks ended October 1, 1995. The increase was due to the opening of four new restaurants and the relocation of one existing restaurant during 1995, the opening of one restaurant in June 1996 as well as a 17.1% increase in same store sales during the 39 weeks ended September 29, 1996 over the comparable period in 1995. The increase in same store sales was primarily due to an increase in the number of customers served, resulting from expanded advertising which began in the fourth quarter of 1995, remodeling of certain of these restaurants, and to a lesser extent, from selected menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same store sales increases at the same rate in the future.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales improved to 35.4% through the 39 weeks ended September 29, 1996 as compared to 40.2% for the 39 weeks ended October 1, 1995. This improvement resulted primarily from commodity cost savings on food purchases, primarily shrimp, offset slightly by third quarter cost increases in dairy products. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. While the Company has benefited from a favorable fluctuation in prices during the 39 weeks ended September 29, 1996, the Company may not experience the same prices in the future. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales improved to 25.4% for the 39 weeks ended September 29, 1996 as compared to 26.5% for the 39 weeks ended October 1, 1995. This net improvement was due to the combination of efficiencies realized through higher sales volume, the continuing implementation of operations management procedures and controls, offset in part by slightly higher restaurant management costs in the third quarter attributed to staffing and training for planned expansion.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of restaurant sales improved to 20.7% during the 39 weeks ended September 29, 1996 as compared to 21.9% for the same period in 1995. This improvement was due to efficiencies realized through higher sales volume as a portion of the other restaurant operating expenses are not variable in relation to sales.

General and administrative expenses. General and administrative expenses as a percentage of revenues increased to 8.2% for the 39 weeks ended September 29, 1996 as compared to 7.7% for the 39 weeks ended October 1, 1995 due to the accrual for management compensation and incentives related to improved operating performance.

Interest income (expense). Net interest expense was $133,000 for the 39 weeks ended September 29, 1996 as compared with net interest expense of $286,000 for the same period in 1995. This change was attributable to the decrease in outstanding debt and the investments in short-term securities of funds primarily obtained from the initial public offering.

Other income (expenses). Other expenses were $298,000 for the 39 weeks ended September 29, 1996 as compared to other income of $4,000 for the 39 weeks ended October 1, 1995. The increase was primarily attributed to an accrual for a pending arbitration and non-recurring compensatory expense related to stock warrants issued during the first half of 1996.

Provision for income taxes. A provision for income taxes of $619,000 was recognized for 1996 based on an effective rate of 31%. The 1996 effective rate is based on federal statutory rates and state income tax rates coupled with the utilization of the available net operating loss carryforward. There was no income tax provision for the 39 weeks ended October 1, 1995 as the net operating loss carryforward offset taxable income.

Income from operations and net income. As a result of the increase in revenues and the decrease in food and labor costs as a percentage of restaurant sales, the income from operations increased $2,218,000 to $2,590,000 for the 39 weeks ended September 29, 1996 as compared to $372,000 for the 39 weeks ended October 1,1995. Net income increased $1,364,000 to $1,380,000 for the 39 weeks ended September 29, 1996 as compared to $16,000 for the same period in 1995. The net income for the 39 weeks ended September 29, 1996 included a provision for income taxes of $619,000.


LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 1996, the Company's working capital was $2,042,000 as compared with a working capital deficiency of $4,722,000 at December 31, 1995. The working capital deficiency was eliminated upon the Company's initial public offering completed April 29, 1996. As is customary in the restaurant industry, the Company historically operated with negative working capital as a result of pre-opening expenses associated with new restaurants, the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable, and the Company refurbishing locations for new restaurants and remodeling existing restaurants prior to obtaining the long-term financing to pay for such expenditures.

Cash provided by operating activities through three quarters of 1996 was $2,124,000 as compared with $480,000 for the same period in 1995. The increase of $1,644,000 was primarily attributable to improved operating results for the 39 weeks ended September 29, 1996 as reflected in year-to-date net income and the increase in income taxes payable.

Cash used in investing activities was $7,339,000 for the 39 weeks ended September 29, 1996 as compared with $914,000 for the same period in 1995. The increase of $6,425,000 was attributable to the net purchase of $5,005,000 in investment securities with the proceeds from the Company's initial public offering of common stock and warrants pending the use of these proceeds, as well as a $1,420,000 increase in remodeling costs of existing restaurants and the construction costs of new restaurants. The use of funds for capital improvements during the 39 weeks ended September 29, 1996 related to the opening of three new restaurants, the remodeling of three existing restaurants and the installation of point-of-sale accounting systems into most of the existing restaurants as compared with 1995 which related to the opening of two new restaurants and the relocation of one restaurant.

Through its initial public offering, completed on April 29, 1996, the Company raised net proceeds of $5,090,000. The Company repaid a $1,310,000 principal amount loan plus accrued and unpaid interest thereon of $307,000 to a stockholder. Effective May 13, 1996, the underwriter also exercised its over-allotment option purchasing 210,000 shares of common stock and 105,000 warrants which, coupled with the exercise of the option granted to the lending stockholder for 24,752 shares of common stock and 12,376 warrants generated, in the aggregate, an additional $1,035,000 in net proceeds.

Cash provided by financing activities was $5,021,000 for the 39 weeks ended September 29, 1996 as compared to $462,000 for the same period in 1995. The source of funds during 1996 included the proceeds from the common stock and warrant offering less debt repayments totaling $1,494,000 as compared with 1995 which related to $1,050,000 in bridge loans from stockholders, less the scheduled repayment of existing debt.


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

                                  Shells Seafood Restaurants, Inc.
                                                   (Registrant)

November 13, 1996                 /s/ William E. Hattaway
------------------------          ------------------------------------------
Date                              William E. Hattaway
                                  President and Chief Executive Officer


November 13, 1996                 /s/ Warren R. Nelson
------------------------          ------------------------------------------
Date                              Warren R. Nelson
                                  Vice President and Chief Financial Officer