Form 10-K
period 1996-12-29
SHELLS SEAFOOD RESTAURANTS INC
filed 1997-03-28
CIK 935066

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X Annual Report  pursuant to Section 13 or 15 (d) of the Securities  Exchange
  ---
Act of 1934 for the Fiscal Year (52 Weeks) ended December 29, 1996.

________Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period from______ to ________.


                         Commission File Number 0-28258
                                                -------

                     SHELLS SEAFOOD RESTAURANTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     65-0427966
-------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

              16313 North Dale Mabry Highway, Tampa, Florida 33618
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (813) 961-0944
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value.
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, (based upon the last sales price of the Common Stock reported on the Nasdaq small-cap market on March 25, 1997 and the assumption for this computation only that all directors and executive officers are affiliates of the Registrant) was $15,005,736.

As of March 25, 1997, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 3,297,536.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)


Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the Registrant's 1997 Annual Meeting of Stockholders on May 20, 1997 is incorporated by reference in
Part III, Items 11, 12 and 13 of this Form 10-K.

         When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

         In addition to seasonal fluctuations, the Company's operating results are affected by a wide variety of other factors that could materially and adversely affect actual results, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; national, regional and local economic conditions; demographic trends and traffic patterns; and competition from other restaurants and food service establishments. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

         These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

Shells Seafood Restaurants, Inc. (the "Company") was incorporated under the laws of the State of Florida in April 1993 and was reincorporated under the laws of the State of Delaware in April 1996. Effective December 1994, Shells, Inc., a Company incorporated under the laws of the State of Florida in January 1992, was merged with and into the Company (the "Merger") and became a wholly-owned subsidiary of the Company. The Merger was accounted for using the purchase method of accounting and the financial statements presented herein have disclosed the pro forma effect of the Merger.

The Company completed an initial public offering (the "Offering") of 1,400,000 shares of the Company's common stock, $.01 par value per share ("Common Stock") and warrants to purchase 700,000 shares of Common Stock on April 29, 1996 raising net proceeds of $5,090,000 for the Company. Concurrent with the Offering, the Company converted $750,000 of outstanding debt and $159,000 in minority partner interest into 200,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock, at a price of $4.50 per share and $0.09 per warrant, respectively, which represented the Offering price net of underwriter's discount. In connection with the conversion of debt, the lender also was granted an option (the "Lender's Option") to purchase an additional 24,752 shares of Common Stock and warrants to purchase 12,376 shares of Common Stock, at a price of $4.50 per share and $0.09 per warrant, simultaneously with and in the same proportion to which the underwriter was exercising its over-allotment option. The underwriter exercised its over-allotment option effective May 13, 1996 resulting in the issuance of an additional 210,000 shares of Common Stock and warrants to purchase 105,000 shares of Common Stock, plus the issuance of 24,752 shares of Common Stock and warrants to purchase 12,376 shares of Common Stock through the Lender's Option, generating an additional $1,035,000 in net proceeds to the Company.

Concept and Strategy

As of December 29, 1996, the Company managed and operated 31 full service, mid-priced, casual dining seafood restaurants in Florida under the name "Shells." The Company currently owns 27 Shells restaurants and a 51% ownership interest in the Shells restaurant in Melbourne, Florida (the "Melbourne Restaurant"). In addition, the Company manages and operates four Shells restaurants owned by third parties (the "Managed Restaurants"). The Shells concept is designed to appeal to a broad range of customers, particularly families and young adults, by serving generous portions of high-quality seafood and offering friendly and efficient service at an attractive price point. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab, crawfish and, daily fresh fish specials, cooked to order in a variety of ways: steamed, sauteed, grilled, blackened and fried. In addition, Shells restaurants offer a wide selection of signature pasta dishes, appetizers, salads and desserts. All restaurants offer full bar service with the exception of one restaurant which offers beer and wine only. All Shells restaurants are open for dinner and eight restaurant locations are also open for lunch. Dinner entrees range in price from $4.95 to $16.95, with an average dinner entree price of $9.00.

In an effort to increase Shells' name recognition and benefit from customer loyalty, the Company has developed a prototypical image for its restaurants. The restaurants are identified by the exterior "Shells" logo sign and a common interior color scheme and design. Shells restaurants are decorated with a tropical islands flair, bright colors and cheerful signage, to create a high-energy, casual atmosphere consistent with the Shells concept. The Company's commitment to promoting a casual, fun dining experience is underscored by the design of its menu, which incorporates a variety of nautical caricatures, and by the colorful "island" shirts worn by the Company's service staff. The Company believes that the selection and training of its employees results in friendly and efficient customer service, and contributes to an enjoyable casual dining experience.

The Company believes that the relatively small number of national and regional chain restaurants competing in the seafood segment of the restaurant industry provides the Company with a significant opportunity to capitalize on its high-energy, casual dining seafood restaurant concept. The Company further believes that it has benefited and will continue to benefit from the continuing trend towards increased seafood consumption which, the Company believes, is due to, among other things, the pleasing taste, high protein and low fat content and variety of preparation techniques of seafood.

The Company's restaurants average approximately 6,300 square feet in size, and have an average seating capacity of approximately 210 seats. Average annual restaurant sales during the year (52 weeks) ended December 29, 1996 for the 17 restaurants open for the full year were approximately $2,188,000. The Company's food sales and liquor sales accounted for 87% and 13% of revenues, respectively, for the year (52 weeks) ended December 29, 1996.

Expansion Strategy

The Company currently owns 27 Shells restaurants, owns a 51% ownership interest in one Shells restaurant and manages four additional Shells restaurants pursuant to contractual arrangements. The Company opened 10 restaurants during 1996, including the six restaurants previously owned and operated by Islands Florida LP, operating as "Islands", which were acquired in November 1996 and converted and opened as "Shells" restaurants in December 1996. In January 1997, the Company opened its 32nd restaurant in Ocala, Florida. The acquisition of the six "Islands" restaurants in 1996 was the first opportunity for the Company to acquire multiple units for conversion to the Shells concept. This purchase allowed Shells to quickly expand and obtain better operating efficiencies throughout the South Florida markets. The Company intends to continue to explore the acquisition of multiple units as part of its expansion strategy into new markets. All of the 32 current Shells restaurants are located in Florida.

The Company plans to open approximately 10 to 12 additional restaurants in 1997 in the Florida and Midwest markets and is in various stages of lease negotiations for sites. The actual number and location of the new restaurant openings will depend on the Company's ability to execute satisfactory leases or locate suitable properties for purchase. When opening restaurants outside of Florida, the Company anticipates focusing on markets that are large enough to support several restaurants, thereby providing the Company efficiencies in advertising, supervision, and distribution of food and other supplies within that market, and the potential to capture a significant percentage of market share with several restaurants. Since December 1993, the Company has opened 17 and relocated two Shells restaurants, of which 18 were opened or relocated in existing markets to increase efficiencies in advertising, supervision and distribution. To the extent that the Company expands its operations outside Florida, the Company anticipates making minor adjustments to its menu to accommodate local preferences. The Company believes that it has a sufficient number of assistant restaurant managers trained and qualified for promotion to restaurant manager to allow the Company to transfer experienced restaurant managers to new locations.

The Company has historically converted and renovated existing restaurants into Shells restaurants in order to minimize initial capital expeditures. The Company intends to use its existing cash balances, projected cash flows from operations, and third party financing to implement its expansion strategy.

Site Selection

The Company believes that its ability to select high-traffic, neighborhood restaurant sites is critical to its expansion strategy and, as a consequence, focuses on locations in areas with high levels of traffic which are located in close proximity to heavily populated residential and/or tourist areas. The Company considers a variety of factors in its site selection process, including local market demographics, site visibility and accessibility and proximity to highways and entertainment and tourist centers. The Company also reviews the potential competition in each market and attempts to analyze the sales volume of national chain restaurants operating in the target area. If possible, the Company prefers to locate its restaurants within close proximity to high-performing national or regional chain restaurants because the Company believes that clusters of such restaurants generate increased destination dining traffic. In addition, the Company evaluates each potential conversion site to ensure that it has sufficient dining capacity and kitchen facilities to make the site suitable for conversion. The Company generally seeks to lease properties with 5,000 to 7,000 square feet total space and seating capacity for 150 to 250 persons. Upon selecting a restaurant location, the Company renovates the interior and exterior to conform to the prototypical Shells image. Renovations usually take approximately 60 to 90 days to complete. The Company currently leases all but two of its sites, which are financed real estate purchases.

The Company will continue to remodel its existing restaurants where necessary on an ongoing basis. The scope of certain remodeling projects can be extensive from time-to-time. The Company has historically and to the extent possible, intends to continue to open new restaurants by leasing and renovating existing restaurant sites, in order to minimize initial capital expenditures and to permit a higher return on initial investment. The Company estimates that the cost of developing and opening additional Shells restaurants in Florida, other than lease expenses, will average between $400,000 and $500,000. The Company anticipates that the cost of developing and opening additional Shells restaurants outside of Florida will average between $400,000 and $600,000 as a result of increased travel and site selection costs. Annual lease costs for new restaurants both inside and outside of Florida are expected to range from $80,000 to $140,000 per restaurant.

Restaurant Locations

As of March 1997, the Company managed and operated 32 restaurants. The Company's restaurants are located in the following markets: (i) The Tampa/Sarasota Florida market consists of seven owned restaurants which are located in Brandon, Clearwater, Holmes Beach, Redington Shores, St. Petersburg, St. Pete Beach and Winter Haven, and the four restaurants which are managed by the Company and owned by third parties which are located in Carrollwood, North Tampa, Sarasota and South Tampa, (ii) The Orlando Florida market consists of seven owned restaurants which are located in Altamonte Springs, Daytona Beach, Kissimmee, New Smyrna Beach, Ocala, Orlando and Winter Park and one restaurant which is owned by a joint venture, 51% of which is owned by the Company, which is located in Melbourne, (iii) The South Florida market consists of seven owned restaurants which are located in Coral Springs, Davie, Ft. Lauderdale, Kendall, Miami (at the Mall of the Americas), Pembroke Pines and Sunrise, (iv) The West Palm Beach Florida market consists of three owned restaurants which are located in Delray Beach, Stuart and West Palm Beach, (v) The Fort Myers Florida market consists of two owned restaurants which are located in Fort Myers and Port Charlotte, and
(vi) The Jacksonville Florida market consists of one owned restaurant which is located in Mandarin.

Restaurant Operations

Management and Employees. The Company currently employs six area supervisors. Each area supervisor is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The Company anticipates hiring a restaurant supervisor for every five to six additional restaurants opened. The staff of a typical dinner-only restaurant consists of one general manager, two assistant managers, a kitchen manager and approximately 40 other employees. Restaurants which are also open for lunch generally have 15 to 20 additional employees. Currently, eight restaurants are open for lunch. Restaurant management participates in a discretionary quarterly bonus program based upon the financial results of their particular restaurant. Bonuses typically average between 25% and 40% of salary.

Restaurant Reporting. The Company maintains financial and accounting controls for each restaurant through a central accounting system. Sales data is collected daily, and store managers are provided with daily sales and cash information for their respective restaurants. The Company's financial systems and controls, including most recently a point-of-sale accounting and cash management system which has been installed in all restaurants, allow the Company to access each restaurant's sales, inventory, costs and other financial data on a real-time basis, enabling both store-level management and senior management to quickly react to changing sales trends, to effectively manage food, beverage and labor costs, to minimize theft, and improve the quality and efficiency of accounting and audit procedures.

Recruitment and Training. The Company believes that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to the restaurants' long-term success. The Company attempts to recruit restaurant managers with significant experience in the restaurant industry. During a 10-week training program, restaurant managers are taught to promote the Company's team-oriented atmosphere among restaurant employees, with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff is trained on site by restaurant managers and other staff members. The Company believes that the quality and training of its restaurant managers and staff results in friendly, courteous, efficient service which contributes to a casual and pleasurable dining experience for the customer.

The Company is committed to providing its customers with efficient and friendly service, keeping table-to-wait staff ratios low and staffing each restaurant with an experienced management team to help ensure attentive customer service and a pleasurable dining experience. The Company's commitment is underscored by its employee training program, which is required for all Company personnel. Through the use of comment cards, senior management receives valuable customer feedback and, through prompt responses, demonstrates a continuing interest in improving customer satisfaction.

Purchasing. Obtaining a reliable supply of quality seafood at competitive prices is critical to the Company's success. The Company has formed long-term relationships with several seafood suppliers and purchases frozen seafood and certain other supplies used in restaurant operations in bulk. In addition, Shells' menu has been designed to feature seafood varieties having stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. The Company believes its diverse menu selection reduces the risk and minimizes the effect of the shortage of any seafood products. The Company has been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections (in response to availability and price of supply). To date, the Company generally has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

In order to facilitate the distribution of seafood to its restaurants and minimize the risks relating to storing and distributing seafood, the Company has entered into a distribution agreement with U.S. Foodservice, Inc. (formerly Rykoff-Sexton) whereby U.S. Foodservice, Inc. ("U.S. Foods") purchases from the Company at cost and takes ownership of all frozen seafood the Company purchases. U.S. Foods, at its own expense, stores all such seafood at its cold storage facilities. The Company does pay U.S. Foods a carrying cost which represents the interest expense on the average amount U.S. Foods has invested in the Company's frozen seafood. Upon the Company's direction, U.S. Foods resells the frozen seafood to the Company at cost, plus handling and delivery fees, and distributes the frozen seafood directly to the individual Shells restaurants. In addition, U.S. Foods procures on behalf of the Company many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon mark-ups. The Company believes that if its relationship with U.S. Foods was terminated, alternate arrangements for warehousing and procurement of supplies could be made without a material interruption of the Company's business. Although the Company believes that its relationships with its suppliers and U.S. Foods are satisfactory and that alternate sources are readily available, the loss of certain suppliers or of its relationship with U. S. Foods, or substantial price increases imposed by such suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on the Company.

Quality Control. The Company maintains a continuous inspection program for all its seafood purchases. Each shipment of frozen seafood is inspected upon receipt at U.S. Foods distribution center for quality and conformance to the Company's written specifications prior to delivery to the restaurants. In addition, fresh fish purchased by the individual restaurants must be purchased from a Company-approved supplier and is inspected by a restaurant manager at the time of delivery. The restaurants' employees are educated as to the correct handling and proper physical characteristics of each product.

The Company's area supervisors, general managers, assistant managers and kitchen managers are all responsible for properly training hourly employees and ensuring that the Company's restaurants are operated in accordance with strict health and quality standards. Compliance with the Company's quality standards is monitored by on-site visits and formal inspections by the area supervisors. The Company believes that its inspection procedures and its employee training practices help the Company to maintain a high standard of quality for the food and service it provides. The Company believes that it has not experienced any material adverse effect from contaminated foods. Nevertheless, there can be no assurance that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to the Company in particular, will not have a material adverse effect on the Company's operations and profitability.

Advertising and Marketing

The Company employs a marketing strategy that seeks continuous visibility and name recognition through use of billboards, radio and television advertisements. The Company's strategy of developing a significant number of restaurants in a market is designed to provide for the Company's cost-effective use of television and radio advertising and other marketing efforts.

Joint Venture and Third-Party Owned Restaurants

The Shells restaurant system consists of (i) 27 restaurants owned by the Company; (ii) a restaurant owned by a joint venture in which the Company owns a majority interest (the "Melbourne Restaurant"); and (iii) four restaurants owned by third parties and managed by the Company (the "Managed Restaurants"). The Company anticipates that all future restaurants will be owned, as opposed to licensed, by the Company.

The Melbourne Restaurant is owned by a joint venture in which the Company has a 51% equity interest and the minority partner, WLH Investments, a corporation wholly-owned by Wanda L. Hattaway, wife of William E. Hattaway, the Company's president, has a 49% equity interest. The Company has entered into a Management and License Agreement with the joint venture whereby the Company receives a management fee of 6% of the restaurant sales of the Melbourne Restaurant.

Three of the Managed Restaurants are managed and operated by the Company pursuant to management and license agreements (the "Management Agreements"), which became effective in July 1993. Pursuant to the Management Agreements, the Company provides management services and licenses the Company's proprietary information required to operate these Managed Restaurants to the respective third-party owner, for a management fee of 4% of that restaurant's sales. The Company has complete authority to determine the programs and policies affecting the day-to-day operations of each of these Managed Restaurants. Although the Management Agreements differ slightly, they generally have an initial term of 30 years and provide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, and working capital. Pursuant to amended option agreements, entered into in August 1995 (the "Amended Option Agreements"), upon the Company's market capitalization reaching certain prescribed levels, either the third-party owner of one of these Managed Restaurants or the Company has the option to transfer the restaurant assets to the Company in exchange for a purchase price equal to six times the restaurant's adjusted annual cash flow less the amount, if any, of the third-party owner's liabilities assumed by the Company. The purchase price is to be paid in the form of shares of the Company's Common Stock which contain certain registration rights.

The fourth Managed Restaurant is operated by the Company pursuant to the terms of an agreement requiring that the restaurant be operated in conformity with the policies and procedures established by the Company for Shells restaurants. The restaurant is currently managed by the Company pursuant to an oral agreement, providing for the Company to receive a management fee of 4% of the restaurant's sales.

Competition

The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products. Some of the Company's competitors have been in existence for substantially longer periods than the Company and may be better established in the markets where the Company's restaurants are or may be located. The Company believes that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments, including full-service, quick-service and fast food restaurants which specialize in a variety of cuisines. While the Company believes that it offers a broad variety of quality seafood products, there can be no assurance that consumers will regard the Company's product as sufficiently distinguishable from competitive products, that substantially equivalent food products will not be introduced by the Company's competitors or that the Company will be able to compete successfully.

The Company has positioned its restaurants to take advantage of a niche in the casual dining industry. Multi-unit restaurant operators generally avoid the seafood segment because of the difficult and unique requirements of seafood procurement; consequently, only a limited number of national and regional restaurant chains currently emphasize seafood offerings. Shells restaurants are positioned between most fast food and full service seafood restaurants in terms of both dining atmosphere and menu pricing. Shells restaurants generally offer dinner entrees between $4.95 and $16.95, with an average dinner entree price of $9.00. The Company believes that by emphasizing casual dining, high quality, large portions, and relatively low prices, Shells restaurants offer an attractive alternative to existing chain establishments as well as to most local seafood restaurants.

Government Regulation

The Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license at an existing restaurant, any of which would adversely affect the operations of the Company. Restaurant operating costs are also affected by other government actions which are beyond the Company's control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes.

The Company is subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Florida law currently provides that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by or resulting from the intoxication of a minor (under 21 years of age) if the vendor willfully, knowingly and unlawfully sells or furnishes alcoholic beverages to the minor and knows that the minor will soon thereafter be driving a motor vehicle. A vendor can be similarly held liable if it knowingly provides alcoholic beverages to a person who is in a noticeable state of intoxication, knows that the person will soon thereafter be driving a motor vehicle and injury or damage is caused by that person. In addition, significant national attention is focused on the problem of drunk driving, which could result in the adoption of additional legislation and increased potential liability of the Company for damage or injury caused by its customers.

The passage of the Americans with Disabilities Act, which became effective in July 1992, required the Company to modify certain of its existing restaurants to meet specified access and use requirements. The Company believes that each of the restaurants remodeled during the past two years were remodeled to comply with the Americans with Disabilities Act and the Company believes that all other existing restaurants comply with such requirements.

Servicemarks and Proprietary Information

The Company has registered the servicemark "Shells" with the Secretary of State of Florida and the United States Patent and Trademark Office. The Company has also registered its "jumping fish logo" with the United States Patent and Trademark Office. The Company believes that its servicemarks have significant value and are essential to its ability to create demand for and awareness of its restaurants. There can be no assurance, however, that the Company's servicemarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its servicemarks, any of which could have a material adverse effect on the Company. Although there can be no assurance that the

Company will have the financial resources necessary to enforce or defend its servicemarks, the Company intends to oppose vigorously any infringement of its servicemarks.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect its concepts and recipes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts and recipes.

Employees

As of December 29, 1996, the Company employed 1,691 persons, of whom 145 were management or administrative personnel and 1,546 were employed in non-management restaurant positions. Approximately 800 of these individuals were employed by the Company on a full-time basis. As of December 29, 1996, 141 persons were employed on a salaried basis and 1,550 persons were employed on an hourly basis. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

Executive Officers and Directors of the Company

For information regarding the Company's executive officers and directors please see Item 10, such material is deemed incorporated by reference into this Item 1.

ITEM 2. PROPERTIES

The Company leases 6,750 square feet of space in Tampa, Florida for its executive offices. The lease expires in November 1997, and is terminable by either party upon four months prior written notice. The annual rent payable under the lease is approximately $88,000.

All but two of the Company's existing restaurants are operated on leased properties. In the future, the Company intends to lease most of its properties but will from time-to-time acquire restaurant locations based on individual site evaluation. Each of the Company leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, the Company is required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases have initial terms ranging from 9 to 20 years, with the average term being approximately 14 years, and renewal options ranging from 10 to 20 years.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is a party to several legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK MATTERS

The Common Stock of the Company is traded in the over-the-counter market and is quoted on the NASDAQ Small Cap System under the symbol SHLL. The following table sets forth, since April 23, 1996, the date the Company's Common Stock commenced trading, the high and low per share price of the Company's Common Stock as reported by NASDAQ. The Common Stock was issued at $5.00 per share through the initial public offering dated April 23, 1996.

                            Common Stock
Fiscal 1996                 High     Low
                           -------  ------
Second Quarter             $9.00    $5.00
Third Quarter              $8.25    $6.50
Fourth Quarter             $9.38    $6.25

The number of stockholders of record of the Company's Common Stock on March 25, 1997 was approximately 175.

The Company's warrants to purchase common stock at a purchase price of $6.00 per share are quoted on the NASDAQ Small Cap System under the symbol SHLLW. See note 10 of the Consolidated Financial Statements.

The Company's authorized capital stock consists of 20,000,000 shares of Common Stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

Dividend Policy

The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all future earnings will be retained by the Company for the development of its business. Accordingly, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company is subject to loan covenants containing certain provisions restricting the Company's ability to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical and pro forma consolidated financial data for the Company ("SSRI") and Shells, Inc. The historical consolidated financial data for the Company is for the years (52 weeks) ended December 29, 1996, December 31, 1995, January 1, 1995 (historical and Pro forma), period from April 29, 1993 (date of inception) through January 2, 1994
(SSRI), the year (52 weeks) ended January 2, 1994 (Shells, Inc.), and the year (52 weeks) ended December 31, 1992 (Shells, Inc). The pro forma consolidated financial data for the Company for the year (52 weeks) ended January 1, 1995 gives effect to the Merger. This consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                                            Period from
                                                                                          April 29, 1993
                                                                                              (Date of
                                                                                              Inception)
                                                       Year (52 Weeks) Ended                  Through    Year Ended  Year Ended
                                   December 29, December 31, January 1, January 1, January 1, January 2, January 2, December 31,
                                      1996         1995        1995       1995      1995        1994        1994       1992
                                                           Pro Forma (2)  SSRI   Shells, Inc.   SSRI    Shells, Inc.  Shells, Inc.
Statement of Operations Data:
Revenues
   Restaurant sales                  $ 39,405   $ 28,269    $ 21,878  $  5,768   $ 16,110   $    147     $ 15,090     $ 18,154
   Management fees                        388        352         327     1,384                   400          142          185
                                     --------   --------    --------  --------   --------   --------     --------     --------
   Total revenues                      39,793     28,621      22,205     7,152     16,110        547       15,232       18,339
                                     ========   ========    ========  ========   ========   ========     ========     ========
Costs and expenses
   Cost of sales                       14,017     11,220       9,088     2,292      6,796         62        6,246        7,828
   Labor and other related expenses    10,221      7,680       5,830     1,523      4,307         64        4,065        5,137
   Other restaurant operating expenses  8,266      6,301       5,002     1,429      4,630         24        3,467        4,291
   General and administrative expenses  3,351      2,316       2,243     2,012        231        806        1,192        2,130
   Depreciation and amortization        1,274        959         929       456        267         13          278          554
                                     --------   --------    --------  --------   --------   --------     --------     --------
Income (loss) from operations           2,664        145        (887)     (560)      (121)      (422)         (16)      (1,601)
Other income (expense):
Interest expense, net                    (170)      (409)       (236)      (91)      (145)       (17)        (291)        (394)
Other income (expense), net              (233)       (33)         35        40         (5)        35          550         (210)
                                     --------   --------    --------  --------   --------   --------     --------     --------
Income (loss) before elimination
      of minority partner               2,261       (297)     (1,088)     (611)      (271)      (404)         243       (2,205)
      interest, extraordinary gain
      and provision for income taxes
Extraordinary gain                         --         --          --        --         --         --          270           --
Elimination of minority partner interest (169)      (106)        (67)      (67)        --         --           --           --
Income (loss) before provision
 for income taxes                       2,092       (403)     (1,155)     (678)      (271)      (404)         513       (2,205)
Income taxes (1)                         (648)        --          --        --         --         --           --           --
                                     --------   --------    --------  --------   --------   --------     --------     --------
Net income (loss)                       1,444       (403)     (1,155)     (678)      (271)      (404)         513       (2,205)

Preferred shares accretion               (117)      (167)         --        --         --         --           --           --
                                     --------   --------    --------  --------   --------   --------     --------     --------
Net income (loss) applicable
 to common stock                     $  1,327   $   (570)   $ (1,155) $   (678)  $   (271)  $   (404)    $    513     $ (2,205)
                                     ========   ========    ========  ========   ========   ========     ========     ========

                                       11

                                                                      Year (52 weeks) Ended
                                                                 ----------------------------------
                                                                December 29   December 31   January
                                                                    1996         1995        1995
                                                                -----------   -----------   -------

Pro forma net income (loss) per share (3)                        $   0.31     ($  0.16)
Pro forma weighted average common
 shares outstanding (3)                                             4,306        3,583

Operating Data:
System-wide sales:
      Company-owned restaurants (4)                              $ 36,850     $ 26,067     $ 19,568
      Joint venture restaurant                                      2,555        2,202        2,310
      Licensed restaurants                                          9,660        8,796        8,156
                                                                 --------     --------     --------
                                                                 $ 49,065     $ 37,065     $ 30,034
                                                                 ========     ========     ========

Number of restaurants (at end of period):
      Company-owned restaurants (4)                                    26           16           11
      Joint venture restaurant                                          1            1            1
      Licensed restaurants                                              4            4            4
                                                                 ----------   --------   ----------
                                                                       31           21           16
                                                                 ==========   ========   ==========

Average annual sales per Company-owned and joint
venture restaurant open for full period                          $  2,188     $  1,934     $  1,882

Increase in Company-owned and joint
venture restaurant same store sales (5)                              14.7%         6.6%        24.5%

                                                                                      January 2,     January 2,      December 31,
                                  December 29,    December 31,      January 1,          1994            1994             1992
                                     1996            1995             1995              SSRI        Shells, Inc.     Shells, Inc.

Balance sheet data:
Working capital (deficiency)       $(1,418)       $(4,722)         $(3,298)           $( 364)        $(2,096)         $(5,186)
Total assets                        18,373         10,438            9,078             2,426           1,294            1,805
Long term debt                       1,161          1,706            2,098             1,621             164              332
Minority partner interest              512            574              467                 -               -                -
Redeemable preferred shares          1,668          1,551            1,385                 -           1,853                -
Stockholders' equity (deficiency)    7,472           (889)            (354)              (99)         (3,897)          (4,310)

(1) The 31% effective tax rate for 1996 includes the effect of recognizing tax benefits that were fully reserved prior to 1996. The effect of recognizing these benefits, primarily related to net operating loss carryforwards from prior years, is to reduce the effective income tax rate for the year ended December 29, 1996 to 31%.

(2) Gives effect to the Merger, which is accounted for as a purchase, as if it occurred at the beginning of the year. All material intercompany balances and transactions between the entities have been eliminated. The pro forma data is presented for the year ended January 1, 1995 to allow for a more appropriate and meaningful comparison to the operating results of the years ended December 29, 1996 and December 31, 1995.

(3) Pro forma net income (loss) per share is the net income (loss) applicable to common stock divided by the pro forma weighted average common shares outstanding. The pro forma weighted average common shares outstanding is calculated as if all shares issued through December 29, 1996 were outstanding since January 1, 1995, inclusive of the dilutive effect of common stock equivalents for each period presented.

(4) Includes one Company owned restaurant which until July 14, 1995 was owned by a joint venture.

(5) Includes only resturants open during the full fiscal year shown and open for a full prior comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The first Shells restaurant was opened in 1985 in Tampa, Florida. By 1992, 28 Shells restaurants (the "Original Restaurants") had opened, 21 of which were located in Florida. The results of operations for each of the Original Restaurants varied greatly, and several of the Original Restaurants were closed as a result of lack of profitability.

Shells, Inc. was formed and began operations in January 1992 to act as a holding company for 14 of the 18 Original Restaurants. Shells, Inc. was unable to sustain profitable operations, and in February 1993 engaged William E. Hattaway as its new President. Mr. Hattaway immediately began to reorganize the restaurants' operations and negotiated the reduction of the outstanding liabilities of Shells, Inc. In April 1993, Mr. Hattaway and others formed Shells Seafood Restaurants, Inc. ("SSRI") in order to complete the reorganization of Shells, Inc., manage the existing restaurants and pursue expansion of the Shells restaurant chain. SSRI acquired from Shells, Inc. all proprietary information and intangible assets required to operate the Shells restaurant chain, including the registered servicemark Shells(TM). SSRI then began managing each of the restaurants owned by Shells, Inc., as well as four restaurants owned by third parties which had previously been managed by Shells, Inc.

Based on SSRI's successful reorganization of Shells, Inc. and in order to facilitate the financing necessary for expansion, SSRI and Shells, Inc. consummated a merger (the "Merger"), effective December 29, 1994, with Shells, Inc. becoming a wholly-owned subsidiary of SSRI. Pursuant to the Merger, the holders of common stock of Shells, Inc. were issued, in the aggregate, (i) 162,684 shares of SSRI Common Stock and (ii) warrants to purchase 229,904 shares of SSRI Common Stock at $5.50 per share, 110% of the Offering price, in exchange for all shares of Shells, Inc. common stock.

The Company currently owns 27 Shells restaurants and a 51% ownership interest in the Melbourne Restaurant. In addition, the Company manages and operates four Managed Restaurants.

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales.

                                                 December 29, 1996    December 31, 1995       January 1, 1995
                                                 -----------------    -----------------    -----------------------

                                                                                                          SSRI
                                                                                        Pro forma (1)  Historical
Revenues:
  Restaurant sales                                      99.0%              98.8%             98.5%        80.7%
  Management fees from related parties                   1.0                1.2               1.5         19.3
                                                 -----------------    -----------------    -----------------------
                                                       100.0%             100.0%            100.0%       100.0%
                                                 =================    =================    =======================
Costs and expenses:
  Cost of restaurant sales (2)                          35.6%              39.7%             41.5%        39.7%
  Labor and other related expenses (2)                  25.9               27.2              26.6         26.4
  Other restaurant operating expenses (2)               21.0               22.3              22.9         24.8
                                                 -----------------    -----------------    -----------------------
  Total restaurant costs and expenses (2)               82.5               89.2              91.0         90.9
                                                 -----------------    -----------------    -----------------------

  General and administrative expenses                    8.4                8.1              10.1         28.1
  Depreciation and amortization                          3.2                3.4               4.2          6.4
Income (loss) from operations                            6.7                0.5              (4.0)        (7.8)
  Interest expense, net                                 (0.4)              (1.4)             (1.1)        (1.3)
  Other income (expense), net                           (0.6)              (0.1)              0.2          0.6
                                                 -----------------    -----------------    -----------------------
Income (loss) before elimination of minority
    partner interest and income taxes                    5.7               (1.0)             (4.9)        (8.5)
Elimination of minority partner interest                (0.5)              (0.4)             (0.3)        (1.0)
                                                 -----------------    -----------------    -----------------------
Income (loss) before provision for income taxes          5.2               (1.4)             (5.2)        (9.5)
Provision for income taxes(3)                           (1.6)                 -                 -            -
                                                 -----------------    -----------------    -----------------------
Net income (loss)                                        3.6%              (1.4)%            (5.2)%       (9.5)%
                                                 =================    =================    =======================

(1)   Gives effect to the Merger, which is accounted for as a purchase, as if it occurred at the beginning of the year. All material intercompany balances and transactions between the entities have been eliminated. The pro forma data is presented for the year ended January 1, 1995 to allow for a more appropriate and meaningful comparison to the operating results of the years ended
      December 29, 1996 and December 31, 1995.

(2)   As a percentage of restaurant sales.

(3)   The 31% effective tax rate for 1996 includes the effect of recognizing tax benefits that were fully reserved prior to 1996.
      The effect of recognizing these benefits, primarily related to net operating loss carryforwards from prior years, is to reduce the effective income tax rate for the year ended December 29, 1996 to 31%.

                                 14

RESULTS OF OPERATIONS

Historical

Total revenues increased by 39.0% between Fiscal 1995 and Fiscal 1996, and increased 300.2% between Fiscal 1994 and Fiscal 1995. Most of the year-to-year increases were attributable to new restaurant openings coupled with increases in comparable store sales of 14.7% and 6.6% for Fiscal 1996 and Fiscal 1995, respectively. The significant increase between Fiscal 1994 and Fiscal 1995 was attributable primarily to the nine Shells, Inc. stores included in the Company's results of operations subsequent to the Merger, the opening of four new restaurants and the relocation of one existing restaurant in Fiscal 1995. The increases in same store sales were attributable to increases in the number of customers served resulting from expanded advertising and remodeling of certain restaurants, and to a lesser extent from menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same-store sales increases at the same rate in the future.

The Company's revenues consist of restaurant sales of the Company-owned restaurants and management fees equal to 4% of sales of the Managed Restaurants. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of restaurant sales were 35.6% in Fiscal 1996 as compared to 39.7% in Fiscal 1995. The cost of restaurant sales between Fiscal 1994 and Fiscal 1995 was unchanged at 39.7%. The cost of restaurant sales generally consists of the cost of food, beverages, freight and paper and plastic goods used in food preparation and carry-out orders. The improvements realized during Fiscal 1996 resulted primarily from commodity cost savings on food purchases, primarily shrimp, which was offset slightly by increases in the cost of dairy products. The availability of certain types of seafood fluctuates from time-to-time, resulting in corresponding fluctuations in the cost of restaurant sales. While the Company benefited from a favorable fluctuation in prices during the first half of Fiscal 1996, the Company may not experience the same favorable price fluctuations in the future. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses were 25.9% of restaurant sales for Fiscal 1996 as compared to 27.2% in Fiscal 1995. This improvement was attributed to the efficiencies realized through higher sales volumes, including the 14.7% increase in same store sales. The labor and other related expenses increased from 26.4% to 27.2% from Fiscal 1994 to Fiscal 1995, primarily due to increased operations management personnel in preparation for new restaurant expansion. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits, and taxes.

Other restaurant operating expenses were 21.0% in Fiscal 1996 as compared to 22.3% in Fiscal 1995 and 24.8% in Fiscal 1994. The decreases in these expenses as a percentage of sales was due to the efficiencies realized through the higher sales volumes at the stores coupled with increased operational efficiencies. Other restaurant operating expenses generally consist of advertising, supervision, operating supplies, repairs and maintenance, rent and other occupancy costs and utilities.

General and administrative expenses were 8.4% in Fiscal 1996 as compared with 8.1% in Fiscal 1995. The increase was due to an increase in management training costs and to a lesser extent to management compensation and incentives related to improved operating performance. The decrease in general and administrative expenses from 28.1% in Fiscal 1994 as compared with 8.1% in Fiscal 1995 was attributable to the Merger and the inclusion of restaurant sales of Shells, Inc., higher unit sales volume and economies of scale gained in connection with the Merger and the opening of new restaurants. General and administrative expenses relate to the operations of all Shells restaurants owned by the Company and management services that the Company provides to the Managed Restaurants.

Net interest expense decreased from $409,000 in Fiscal 1995 to $170,000 in Fiscal 1996. The reduction was attributable to the decrease in outstanding debt and the income generated from the investment of short-term securities of funds primarily obtained from the Offering. The increase in net interest expense from $91,000 during Fiscal 1994 to $409,000 during Fiscal 1995 was attributed to borrowings from shareholders in the amounts of $1,000,000 and $750,000 during 1995 as well as interest expense related to the Merger. In connection with the Offering, the $750,000 of shareholder indebtedness was converted into Common Stock and warrants and the $1,610,000 of indebtedness was repaid with the proceeds of the Offering.

As a result of increases in restaurant sales and decreases in restaurant operating expenses, primarily food and labor costs, as percentages of sales, the income from operations improved to $2,664,000 in Fiscal 1996 from $145,000 in Fiscal 1995. A significant improvement was also realized in Fiscal 1995 with a $705,000 improvement in income from operations to $145,000 as compared with a $560,000 loss during Fiscal 1994. The net income before taxes improved to $2,092,000 for Fiscal 1996 as compared with a net loss of $403,000 for Fiscal 1995 and a net loss of $678,000 in Fiscal 1994. The net income for Fiscal 1996 was $1,444,000 reflecting the $648,000 income tax provision. The income tax provision during Fiscal 1996 was based on an effective rate of 31% which reflects the valuation allowance adjustment of tax benefits as well as the current year benefits of net operating loss carryforwards and tax credits that were previously unrealized. The improvement in operations during Fiscal 1996 and Fiscal 1995 was due primarily to operating efficiencies and economies of scale gained from the Merger, same store sales gains, and the opening of additional restaurants.

Pro Forma

Total revenues in Fiscal 1995 were $28,621,000 as compared to $22,205,000 in Fiscal 1994, representing an increase of $6,416,000 or 28.9%. The increase was attributable primarily to opening four new restaurants and relocating one existing restaurant in 1995. Sales for the eight restaurants which were continuously operating during both periods and for at least the six months prior to Fiscal 1994 were $15,585,000 in Fiscal 1995 as compared to $14,627,000 in Fiscal 1994, representing an increase of $958,000 or 6.6%. The increase in same-store sales was primarily attributable to an increase in the number of customers served, resulting from expanded advertising, specifically in the fourth quarter of Fiscal 1995, remodeling of certain of these restaurants, and, to a lesser extent, from selected menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same-store sales increasing at the same rate in the future.

Cost of restaurant sales in Fiscal 1995 were 39.7% of restaurant sales as compared to 41.5% of restaurant sales in Fiscal 1994. This percentage decrease was primarily attributable to the decreased procurement costs of shrimp and crab, and to a lesser extent, menu offering and price adjustments in December 1994 and August 1995 to compensate for increases in other product costs.

Labor and other related expenses were 27.2% of restaurant sales in Fiscal 1995 as compared to 26.6% of restaurant sales in Fiscal 1994. This percentage increase was due primarily to increased operations management personnel in preparation for new restaurant expansion.

Other restaurant operating expenses were 22.3% of restaurant sales in Fiscal 1995 as compared to 22.9% of restaurant sales in Fiscal 1994. This percentage decrease was primarily due to increased operating efficiencies.

General and administrative expenses for Fiscal 1995 were $2,316,000 as compared to $2,244,000 in Fiscal 1994, representing an increase of $72,000 or 3.2%. As a percentage of total revenues these expenses amounted to 8.1% in Fiscal 1995 as compared to 10.1% in Fiscal 1994. This percentage decline was attributable to a higher unit sales volume and economies of scale gained in connection with opening new restaurants.

Net interest expenses in Fiscal 1995 was $409,000 as compared to $236,000 in Fiscal 1994, representing an increase of $173,000 or 73.3%. This increase resulted primarily from an increase in the Company's outstanding indebtedness resulting from borrowings during 1995.

As a result of increased restaurant sales and decreases in cost of sales and restaurant operating expenses as percentages of sales, income from operations was $145,000 in Fiscal 1995, compared to a loss of $887,000 during Fiscal 1994. The resulting net loss in Fiscal 1995 was $403,000, as compared to a net loss of $1,155,000 for Fiscal 1994. The $752,000 improvement over Fiscal 1994 was due primarily to operating and advertising efficiencies and economies of scale gained from the Company's opening of additional restaurants.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for the last three fiscal years (in thousands):

                                                1996         1995       1994
                                                ----         ----       ----
Net cash provided by operating activities    $ 2,639       $  996    $   731
Net cash used in investing activities         (5,799)      (1,733)    (1,291)
Net cash provided by financing activities      5,417        1,041        874
                                             -------       ------    -------
Net increase in cash                         $ 2,257       $  304    $   314
                                             =======       ======    =======


As of December 29, 1996, the Company's current liabilities of $6,703,000 exceeded its current assets of $5,285,000, resulting in a working capital deficiency of $1,418,000. As is common in the restaurant industry, the Company has generally operated with negative working capital as a result of costs associated with new restaurants and remodeling existing restaurants as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable. Additionally, the use of current assets for investment in leaseholds, land and buildings, and equipment has also contributed to the deficiency in working capital. At December 31, 1995 and January 1, 1995, the deficiencies in working capital were due in large part to the Company refurbishing locations for new restaurants and remodeling existing restaurants prior to obtaining the long-term financing to pay for such expenditures.

The Company received $6,125,000 in net proceeds from the completion of the Offering and the exercise of the underwriter's over-allotment option during 1996. During 1995, funding was made available through loans aggregating $1,000,000 from the MicroCap Fund, Inc. ("MicroCap") and Mr. Frederick R. Adler and $750,000 from various persons, including Mr. Adler and a partnership affiliated with Mr. Adler. The Company repaid the $1,310,000 in shareholder loans plus accrued interest of approximately $300,000 from the proceeds of the Offering. In addition, upon the consummation of the Offering, the (i) $750,000 of indebtedness borrowed in 1995 and (ii) $159,000 principal amount of indebtedness owed to WLH Investments were converted into equity.

During Fiscal 1996, the Company's cash increased by $2,257,000. Net cash provided by operating activities totaled $2,639,000, while cash used in investing activities was $5,799,000 which related to capital expenditures in connection with the opening of 10 new restaurants, the remodeling of certain existing restaurants, and the installation of restaurant point of sale and cash management systems. The net cash provided by financing activities was $5,417,000, which primarily consisted of the $6,125,000 in net proceeds from the Offering and the exercise of the over-allotment option and the $840,000 in net proceeds from the issuance of debt, less the repayment of $1,310,000 in shareholder debt. During Fiscal 1995, the Company's cash increased by $304,000. Net cash provided by operating activities totaled $996,000, while cash used in investing activities was $1,733,000 which related to capital expenditures in connection with opening five new restaurants. The net cash provided by financing activities was $1,041,000, which primarily consisted of the $1,750,000 in loans less debt repayments.

In connection with the reorganization of Shells, Inc., during Fiscal 1993, Shells, Inc. issued 185,312 shares of Shells, Inc. preferred shares (the "Shells, Inc. Preferred Shares"), in exchange for retirement of certain loans and trade payables totaling $1,853,000. The Shells, Inc. Preferred Shares have a par value of $10.00 per share and a noncumulative dividend of 5% per annum. The Shells, Inc. Preferred Shares are redeemable by the Company in whole or in part at any time upon payment of the par value plus any accrued but unpaid dividends. In addition, the Company has agreed to allow each holder of Shells, Inc. Preferred Shares to sell 20% of his or her shares of Shells, Inc. Preferred Shares to the Company on an annual basis, beginning April 23, 1997, at a price of $10.00 per share. The Company intends to use cash flow from its operations to purchase any Shells, Inc. Preferred Shares sold to the Company by the holders of such shares.

The Company opened 10 new restaurants and remodeled several existing restaurants during Fiscal 1996 totaling $5,799,000 in capital expenditures. The average cost of opening each restaurant during Fiscal 1996 was approximately $460,000, including pre-opening expenses, point of sale installation, inventory and deposits. In connection with the Company's expansion program, the Company may hire additional administrative staff which will increase the Company's annual general and administrative expenses. Other than these hirings, the Company believes that its management team is well positioned to meet the Company's expansion plan through Fiscal 1997.

The Company believes that cash flows from operations coupled with the funds available from third party financing and cash balances at December 29, 1996, will be sufficient to satisfy its contemplated cash requirements for at least 12 months. Other than the restaurant openings financed from the proceeds of the Offering, the Company's expansion strategy is dependent upon obtaining third party financing and achieving projected cash flow from operations. The third party financing may include, but is not limited to, traditional lending sources such as bank lines of credit, equipment leasing, and/or restaurant sale/leaseback arrangements that may be available to the Company. The Company currently has a $2,000,000 line of credit of which $1,553,000 was available as of March 25, 1997, to finance the purchase of restaurant sites. Additionally, the Company has access to a $1,000,000 line of credit to finance restaurant equipment. The Company is seeking to obtain additional third party financing as required from time-to-time to fully implement its expansion strategy. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses or construction or other delays or difficulties or otherwise), or if the proceeds, Third Party Financing or projected cash flow otherwise prove to be insufficient to fund operations and fully implement the Company's expansion strategy, the Company could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to the Company when needed, on acceptable terms, or at all. The Company has $1,277,000 of principal indebtedness due in 1997 as well as a maximum of $371,000 of Shells Inc. Preferred Share repurchases which are expected to be repaid out of the Company's cash flow from operations.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to various factors, including the seasonal nature of its business, weather conditions in Florida and the health of Florida's economy in general and the tourism industry in particular. The Company's restaurant sales increase from January through April and June through August, the peaks of the Florida tourism season, and generally decrease from September through mid-December. Seasonality at the Company's restaurants is magnified due to their present exclusivity to Florida and, in many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

The following table presents, for the last 12 fiscal quarters, the total sales for the Company-owned restaurants opened during the full fiscal year shown and open for the full prior comparable fiscal year and at least six full months prior thereto, and the percentage of yearly sales attributable to each quarter:




                                   Fiscal          1st           2nd           3rd           4th
                                    Year         Quarter       Quarter       Quarter       Quarter
                                                          (Dollars in thousands)

Total sales                         1996        $6,947        $6,690        $6,003         $5,077
Percent of total sales                            28.1%         27.1%         24.3%          20.5%

Total sales                         1995        $4,334        $4,182        $3,724         $3,344
Percent of total sales                            27.8%         26.8%         23.9%          21.5%

Total sales                         1994        $3,878        $3,948        $3,648         $3,153
Percent of total sales        (pro forma)         26.5%         27.0%         24.9%          21.6%



In addition, quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

IMPACT OF INFLATION AND PRICE CHANGES

The Company has not operated in a highly inflationary period and its management does not believe that inflation has had a material effect on sales or expenses. As operating expenses increase, the Company expects to recover increased costs by increasing prices, to the extent permitted by competition. Due to the fact that the Company's business is somewhat dependent on tourism in Florida, any significant decrease in tourism due to inflation would likely have a material adverse effect on revenues and profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS




                                                                                               Page
                                                                                               ----

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
  Independent Auditors' Report                                                                   F-2
  Consolidated  Balance Sheets as of December 29, 1996 and December 31, 1995                     F-3
  Consolidated  Statements of Operations for the years (52 weeks) ended December 29, 1996,
        December 31, 1995 and January 1, 19995.                                                  F-4
  Consolidated Statements of Stockholders' Equity (Deficiency) for the years (52 weeks)
        ended on December 29, 1996, December 31, 1995 and January 1, 1995                        F-5
  Consolidated  Statements of Cash Flows for the years (52  weeks) ended December 29, 1996,
        December 31, 1995 and January 1, 1995                                                    F-6
  Notes to Consolidated Financial Statements                                                     F-8
SHELLS, INC.
     Independent Auditors' Report                                                                F-22
     Consolidated Statement of Operations for the year (52 weeks) ended January 1, 1995          F-23
     Consolidated Statement of Cash Flows for the year (52 weeks) ended January 1, 1995          F-24
     Notes to Consolidated Financial Statements                                                  F-25


INDEPENDENT AUDITORS' REPORT

To the Stockholders
Shells Seafood Restaurants, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shells Seafood Restaurants, Inc. and subsidiaries at December 29, 1996 and December 31, 1995 and the results of their operations and their cash flows for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Tampa, Florida
February 21, 1997

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 29, 1996 AND DECEMBER 31, 1995


                                                              December 29, 1996   December 31, 1995
                                                              ------------------  -----------------
ASSETS
CURRENT ASSETS:
Cash                                                               $ 3,033,851     $   776,779
Inventories                                                            663,563         397,119
Other current assets                                                 1,455,405         885,489
Receivables from related parties                                       132,048          62,994
                                                                   -----------      ----------
      Total current assets                                           5,284,867       2,122,381
Property and equipment, net                                          8,655,149       3,577,097
Prepaid rent                                                           374,721         425,120
Other assets                                                           346,707         395,587
Goodwill                                                             3,711,583       3,917,779
                                                                   -----------      ----------
TOTAL ASSETS                                                       $18,373,027     $10,437,964
                                                                   ===========      ==========

LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable                                                   $ 2,486,943     $ 2,523,173
Accrued expenses                                                     2,159,788       1,803,203
Payable to related parties                                                   -          98,927
Sales tax payable                                                      282,966         229,531
Income taxes payable                                                   496,216               -
Current portion of notes payable - stockholders                      1,000,000       2,108,214
Current portion of long-term debt                                      276,765          81,499
                                                                   -----------      ----------
      Total current liabilities                                      6,702,678       6,844,547
Deferred rent                                                          857,830         651,134
Notes payable - stockholders, less current  portion                          -       1,000,000
Long-term debt, less current portion                                 1,160,513         705,816
                                                                   -----------      ----------
      Total liabilities                                              8,721,021       9,201,497
                                                                   -----------      ----------

Minority partner interest                                              511,810         574,291
                                                                   -----------      ----------

Shells, Inc. preferred shares subject to redemption,
      $10 par value; authorized 10,000,000 shares; 185,312
      shares issued and outstanding                                  1,668,476       1,551,476
                                                                   -----------      ----------

STOCKHOLDERS  EQUITY (DEFICIENCY):
Preferred stock, $0.01 par value; authorized
      2,000,000 shares; none issued or outstanding                           -               -
Common stock, $.01 par value; authorized 20,000,000
      shares; 3,297,536 and 1,462,684 shares issued and outstanding
      as of December 29, 1996 and December 31, 1995, respectively       32,975          14,627
Additional paid-in-capital                                           7,480,548         581,841
Accumulated deficit                                                    (41,803)     (1,485,768)
                                                                   -----------      ----------
      Total stockholders  equity (deficiency)                        7,471,720        (889,300)
                                                                   -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)             $18,373,027     $10,437,964
                                                                   ===========      ==========

                 See notes to consolidated financial statements

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS (52 WEEKS) ENDED DECEMBER 29, 1996, DECEMBER 31, 1995
                               AND JANUARY 1, 1995

                                                                 Years (52 weeks) Ended
                                               --------------------------------------------------------
                                               December 29, 1996   December 31, 1995   January 1, 1995
                                               -----------------  ------------------   ----------------
REVENUES:
  Restaurant sales                                $39,405,304       $ 28,268,520        $ 5,768,141
  Management fees from related parties                387,519            352,118          1,383,766
                                                  ------------      ------------          ----------
                                                   39,792,823         28,620,640          7,151,907
                                                  ------------      ------------          ----------
COST AND EXPENSES:
  Cost of restaurant sales                         14,017,163         11,219,794          2,292,115
  Labor and other related expenses                 10,220,280          7,679,898          1,522,976
  Other restaurant operating expenses               8,266,403          6,300,702          1,428,668
  General and administrative expenses               3,350,765          2,316,468          2,012,128
  Depreciation and amortization                     1,274,117            958,916            456,186
                                                  ------------      ------------         ----------
                                                   37,128,728         28,475,778          7,712,073
                                                  ------------      ------------         ----------

INCOME (LOSS) FROM OPERATIONS                       2,664,095            144,862           (560,166)
                                                  ------------      ------------         ----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (337,347)         (419,339)           (179,743)
  Interest income                                     167,718            10,797              88,835
  Other income (expense), net                        (233,051)          (32,834)             40,224
                                                  ------------      ------------         ----------
                                                     (402,680)         (441,376)            (50,684)
                                                  ------------      ------------         ----------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES           2,261,415          (296,514)           (610,850)

ELIMINATION OF MINORITY PARTNER INTEREST             (169,450)         (106,928)            (67,363)
                                                  ------------      ------------         ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES     2,091,965          (403,442)           (678,213)

PROVISION FOR INCOME TAXES                           (648,000)                 -                  -
                                                  ------------      ------------         ----------

NET INCOME (LOSS)                                   1,443,965          (403,442)           (678,213)

PREFERRED SHARES ACCRETION                           (117,000)         (166,229)                  -
                                                  ------------      ------------          ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK      $ 1,326,965         $(569,671)          $(678,213)
                                                  ============      ============          ==========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK       $      0.41         $   (0.37)
                                                  ============      ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
    -- ASSUMING FULL DILUTION                     $      0.37         $   (0.37)
                                                  ============      ============

                 See notes to consolidated financial statements

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)
       FOR THE YEARS (52 WEEKS) ENDED DECEMBER 29, 1996, DECEMBER 31, 1995
                               AND JANUARY 1, 1995


                                                                           ADDITIONAL   UNAMORTIZED
                                                  COMMON STOCK              PAID-IN       DEFERRED       ACCUMULATED
                                               Shares        Amount         CAPITAL     COMPENSATION       DEFICIT          TOTAL
                                               ------        ------         -------     ------------       -------          -----

Balance at January 2, 1994                  1,300,000     $ 13,000        $ 377,000      $ (84,825)     $ (404,113)     $ (98,938)
Issuance of common stock in exchange for
  Shells, Inc. common stock, pursuant to a
  business combination                        162,684        1,627          371,070                                       372,697
Amortization of deferred compensation                                                       50,700                         50,700
Net loss                                                                                                  (678,213)      (678,213)
                                            ---------      -------        ---------       ---------       ---------       --------
Balance at January 1, 1995                  1,462,684       14,627         748,070         (34,125)     (1,082,326)      (353,754)
Shells Inc. preferred shares accretion                                    (166,229)                                      (166,229)
Amortization of deferred compensation                                                       34,125                         34,125
Net loss                                                                                                  (403,442)      (403,442)
                                            ---------      -------        ---------       ---------       ---------       --------
Balance at December 31, 1995                1,462,684       14,627         581,841               -      (1,485,768)      (889,300)
Shells Inc. preferred shares accretion                                    (117,000)                                      (117,000)
Issuance of common stock and warrants       1,834,852       18,348       7,015,707                                      7,034,055
Net income                                                                                               1,443,965      1,443,965
                                            ---------      -------        ---------       ---------      ----------     ----------
Balance at December 29, 1996                3,297,536  $    32,975  $    7,480,548    $           -     $  (41,803)    $7,471,720
                                            =========      =======       ==========       =========      ==========     ==========


                 See notes to consolidated financial statements

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS (52 WEEKS) ENDED DECEMBER 29, 1996, DECEMBER 31, 1995
                               AND JANUARY 1, 1995



                                                                              Years (52 weeks) Ended
                                                          -------------------------------------------------------------
                                                          December 29, 1996      December 31, 1995      January 1, 1995
                                                          -----------------      -----------------      ---------------
OPERATING ACTIVITIES:
Net  income (loss)                                           $ 1,443,965          $ (403,442)            $ (678,213)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
Depreciation and amortization                                  1,274,117             958,916                456,186
Amortization of deferred compensation                                  -              34,125                 50,700
Minority partner interest                                         96,519             106,928                 67,363
Changes in assets and liabilities:
  Decrease (increase) in inventories                            (266,444)           (104,446)                58,835
  Decrease (increase) in receivables from related parties        (69,054)            136,260                (89,781)
  Increase in other assets                                      (868,137)           (457,614)              (639,477)
  Decrease (increase) in prepaid rent                             50,399             144,842               (282,703)
  (Decrease) increase in accounts payable                        (36,230)             76,842              1,123,294
  Increase in accrued expenses                                   356,585             340,486                559,116
  Decrease in payable to related parties                         (98,927)            (55,004)                     -
  Increase in sales tax payable                                   53,435              43,836                 25,542
  Increase in income taxes payable                               496,216                   -                      -
  Increase in deferred rent                                      206,696             174,596                 80,023
                                                             -----------          -----------             ---------
Total adjustments                                              1,195,175           1,399,767              1,409,098
                                                             -----------          -----------             ---------
Net cash provided by operating activities                      2,639,140             996,325                730,885
                                                             -----------          -----------             ---------
INVESTING ACTIVITIES:
Purchase of investment securities                             (6,045,000)                  -                      -
Sale of investment securities                                  6,045,000                   -                      -
Funds borrowed by Shells, Inc. on the
   revolving line of credit                                            -                   -             (6,029,349)
Repayments from Shells, Inc. on the
   revolving line of credit                                            -                   -              5,392,207
Net cash provided by acquisition of Shells, Inc.                       -                   -                251,024
Purchase of property and equipment                            (5,798,872)          (1,733,371)             (904,988)
                                                             -----------          -----------             ---------
Net cash used in investing activities                         (5,798,872)          (1,733,371)           (1,291,106)
                                                             -----------          -----------             ---------
FINANCING ACTIVITIES:
Proceeds from debt financing                                     839,340               47,571             1,012,477
Repayment of debt                                               (189,377)            (756,281)             (538,058)
Proceeds from minority partner contribution                            -                    -               400,000
Proceeds from borrowings from certain stockholders                     -            1,750,000                     -
Repayment to stockholders                                     (1,358,214)                   -                     -
Proceeds from issuance of common stock and warrants            6,125,055                    -                     -
                                                             -----------          -----------             ---------
Net cash provided by financing activities                      5,416,804            1,041,290               874,419
                                                             -----------          -----------             ---------
Net increase in cash                                           2,257,072              304,244               314,198
CASH AT BEGINNING OF YEAR                                        776,779              472,535               158,337
                                                             -----------          -----------             ---------
CASH AT END OF YEAR                                          $ 3,033,851          $   776,779             $ 472,535
                                                             ===========          ===========             =========

                 See notes to consolidated financial statements

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                         FOR THE YEARS (52 WEEKS) ENDED
            DECEMBER 29, 1996, DECEMBER 31, 1995 AND JANUARY 1, 1995

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest was $611,296, $307,510 and $53,268 for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

Concurrent with the initial public offering, 200,000 shares of the Company's Common Stock and 100,000 warrants were issued upon the conversion of $750,000 of related party debt and $159,000 of minority partner interest.

Cash paid for income taxes was $151,784 during the year (52 weeks) ended December 29, 1996. No income taxes were paid prior to 1996.

For the year (52 weeks) ended January 1, 1995, $273,054 of prepaid insurance was paid for through the issuance of notes.

During the period from April 29, 1993 (date of inception) through January 2, 1994 and the year (52 weeks) ended January 1, 1995, $520,000 and $540,000 in non-interest bearing notes were issued by the Company for the rights to lease two restaurants. A discount of $57,081, $56,198 and $31,508 was recognized as interest expense for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively. These balances, less discounts of $251,672 and $308,753, were recorded as prepaid rent and are being amortized over the life of the leases at December 29, 1996 and December 31, 1995, respectively.

The Company acquired Shells, Inc. during 1994. The net cash provided by the acquisition of Shells, Inc. was as follows:

Cost in excess of net assets acquired from Shells, Inc.        $(4,123,980)
Issuance of common stock in exchange for Shells, Inc.
  common stock                                                     372,697
Working capital deficiency, excluding cash                       3,039,865
Property and equipment                                          (1,149,627)
Other assets                                                       (75,487)
Long-term debt                                                     405,794
Deferred rent                                                      396,515
Preferred shares                                                 1,385,247
                                                              ------------
  Net cash provided by acquisition of Shells, Inc.             $   251,024
                                                              ============

                 See Notes to Consolidated Financial Statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") currently manages and operates 32 full service, casual dining seafood restaurants in Florida under the name "Shells". The Company managed and operated 31 restaurants at December 29, 1996. The Company was incorporated on April 29, 1993 and began operations in August 1993.

         In August 1993, the Company purchased from Shells, Inc. the servicemarks "Shells" and "Shells Seafood, ShellFish and Whatnot," as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". As part of the purchase, the Company entered into a management and license agreement with Shells, Inc. whereby the Company became the exclusive manager of the Shells restaurants owned by Shells, Inc. While neither the Company nor Shells, Inc. controlled the other entity, certain officers, directors and stockholders of the Company were also officers, directors or stockholders of Shells, Inc. The Company and Shells, Inc. determined that it would be to the advantage of both parties and their respective stockholders that Shells, Inc. be merged into the Company. To that end, the Company acquired Shells, Inc. effective December 29, 1994 (See Note 2).

         Principles of Consolidation -- The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries as well as a joint venture partnership in which the Company is a general partner owning a 51% interest in the partnership. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

         Fiscal Year -- The Company's Fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31.

         Certain Significant Risks and Uncertainties -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

         Inventories -- Inventories consist of food (primarily seafood), beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first out (FIFO) method. The Company utilizes a third party to hold and distribute certain products. The inventory is not recorded by the Company nor is the risk of ownership transferred to the Company until its individual restaurants receive the product.

         Property and Equipment -- Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and buildings are depreciated over the shorter of the lease term or the estimated useful life and range from five to 30 years. Useful lives for equipment, furniture and fixtures, and signs range from five to 10 years.

         Construction in Progress -- The Company capitalizes all direct costs incurred in the construction of its restaurants. Upon opening, these costs are depreciated or amortized and charged to expense based upon their proper classification. The amount of interest capitalized is insignificant to the presentation of the consolidated financial statements in all periods presented.

         Income Taxes -- The Company at its inception, April 29, 1993, adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

         Goodwill -- The excess of the Company's cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. is being amortized on the straight-line basis over 20 years. The use of a 20 year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income. The Company believes that no material impairment of goodwill exists at December 29, 1996.

         Intangible Assets --Servicemarks are recorded at cost and are being amortized on the straight-line basis over 40 years. At each balance sheet date, the Company evaluates the carrying value of intangible assets based upon expectations of nondiscounted cash flows and operating income. The Company believes that no material impairment of intangible assets exists at December 29,1996.

         Preopening Costs -- Preopening costs, consisting of direct costs associated with the opening of restaurants, are amortized over the 12-month period following the restaurant opening date.

         Net income (loss) Per Common Share --Net income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The primary and fully dilutive earnings per share calculations for 1996 differ based on the dilutive effect of common stock equivalents using the ending market price ($8.75) at December 29, 1996 for fully diluted earnings per share and the average market price ($6.74) for primary earnings per share. The weighted average shares of common stock outstanding was 1,556,000 for 1995 and 3,608,000 and 3,276,000 for fully diluted and primary earnings per share for 1996, respectively.

2. BUSINESS COMBINATION

         On December 29, 1994, the Company consummated a merger agreement with Shells, Inc. (the "Merger"). The stockholders of Shells, Inc. received 162,684 shares of the Company's common stock valued at $2.29 based on an independent appraisal (see Note 10) and warrants to purchase 229,904 shares of the Company's common stock in exchange for all shares of Shells, Inc. common stock thereby making Shells, Inc. a controlled subsidiary of the Company. Each share of Shells, Inc. common stock was converted into 0.0181 shares of the Company's common stock and a warrant to acquire 0.0256 shares of the Company's common stock.

         The acquisition was accounted for using the purchase method of accounting; accordingly, the cost of the acquisition, totaling $424,238, was allocated to assets and liabilities based upon their fair value on the date of acquisition. The excess of the cost over the fair value of net assets acquired in the amount of $4,123,980 has been recorded as goodwill and is being amortized on the straight-line basis over 20 years. The results of Shells, Inc. operations, from the date of the Merger to January 1, 1995, was not significant.

The allocation of the excess of cost over fair value of assets acquired to assets and liabilities of the Company is as follows:



Issuance of common stock in exchange for Shells, Inc. common stock                $       372,697
Transaction costs                                                                          51,541
                                                                                 -----------------
                       Total cost of acquisition                                          424,238
Fair value of net liabilities acquired from Shells, Inc. at December 29,1994            2,314,495
Shells, Inc. preferred shares assumed by the Company                                    1,385,247
                                                                                 =================
                        Excess of cost over fair value of net assets acquired     $     4,123,980
                                                                                 =================


The following presents the unaudited pro forma consolidated statement of operations of the Company for the year (52 weeks) ended January 1, 1995 as if the Merger had occurred on January 3, 1994:



REVENUES:
     Restaurant sales                                                            $     21,877,749
     Management fees from related parties                                                 326,750
                                                                                 ----------------
                                                                                       22,204,499

COSTS AND EXPENSES:
     Cost of revenues                                                                   9,087,647
     Labor and other related expenses                                                   5,829,855
     Other restaurant operating expenses                                                5,001,265
     General and administrative expenses                                                2,243,614
     Depreciation and amortization                                                        929,589
                                                                                 ----------------
                                                                                       23,091,970

LOSS FROM OPERATIONS                                                                     (887,471)
OTHER INCOME (EXPENSE):
     Interest expense, net                                                               (235,555)
     Other                                                                                 34,898
                                                                                 ----------------
                                                                                         (200,657)
LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST                                   (1,088,128)
MINORITY PARTNER INTEREST                                                                 (67,363)
                                                                                 ================
NET LOSS                                                                         $     (1,155,491)
                                                                                 ================

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable, and do not reflect any benefit from economies of scale which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the merger had taken place on the basis assumed above. The pro forma per share data has been omitted as it is deemed not relevant.

3. OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                    December 29, 1996     December 31, 1995

Preopening costs, net                   $1,050,898            $235,946
Organizational costs                             -             316,129
Prepaid expenses                           259,721             131,344
Accounts receivable                        131,400             179,451
Other current assets                        13,386              22,619
                                        ----------            --------
                                        $1,455,405            $885,489
                                        ==========            ========


4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                    December 29, 1996     December 31, 1995

Equipment                               $4,273,529          $2,501,502
Leasehold improvements                   3,318,428           2,109,749
Furniture and fixtures                   1,803,848             670,855
Land and buildings                       1,422,871                   -
Signs                                      357,665             209,992
Construction in progress                    19,500                   -
                                        ----------          ----------
                                        11,195,841           5,492,098
                                        (2,540,692)         (1,915,001)
                                        ----------          ----------
                                        $8,655,149          $3,577,097
                                        ==========          ==========

5. ACCURED EXPENSES

     Accured expenses consist of the following:

                                    December 29, 1996     December 31, 1995

Accured payroll                          $ 956,536          $  760,930
Accured interest                            56,211             330,161
Accured rent                                86,629             157,891
Unearned revenue                           378,615             172,302
Other                                      681,797             381,919
                                        ----------          ----------
                                        $2,159,788          $1,803,203
                                        ==========          ==========

6. LONG-TERM DEBT

   Long-term debt consists of the following:


                                                                                     December 29, 1996     December 31, 1995
Payable to stockholders:
     9% senior secured note, payable to stockholders.                                 $          -             $  1,310,000

     Loans payable to stockholders, interest at the prime rate plus 2% (10.25% at
         December 29, 1996) payable monthly collateralized by all assets of the
         Company. (See Notes 12 and 13)                                                  1,000,000                1,000,000

     Loans payable to the Company's Chairman and an entity associated with the
         Company's Chairman, with interest at the rate of 12%, collateralized
         by all assets of the Company. (See Notes 12 and 13)                                     -                  750,000

     Various notes with stockholders, principal and interest payable through
         1996. Interest rates ranging up to 15%.                                                 -                   48,214

Payable to others:
     $500,000 non-interest bearing note, principal payable in variable annual installments with a balloon payment due in the amount of $116,000 in 2002, net of imputed interest of $94,081 and $118,306, repectively, at 9%, collateralized by a leasehold interest in certain property
         and fixed assets of the Company.                                                  255,919                  289,694

     $540,000 non-interest bearing note, principal payable in variable monthly installments through December 2004, net of imputed interest of $157,591 and $190,447, respectively, at 11%, collateralized by a leashold interest
         in certain property and fixed assets of the Company.                              294,141                  295,577

     12% secured note, principal due in 2003, interest payable monthly,
         collateralized by certain property and fixed assets of the Company.               150,000                  150,000

     $2,000,000 line of credit with a bank secured by real property owned by the Company. Interest is payable monthly based on 1 month LIBOR rate plus 2.25%. Principal is payable monthly based on a twelve year amortization with unpaid principal due November, 2001. THe interest rate at December 29,
         1996 was 7.89%                                                                    447,500                        -

     $453,000  promissory note with a bank secured by real property owned by the
         Company. Interest is payable monthly based on the prime rate plus 1%.
         Principal is payable $2,520 monthly with all unpaid principal due September,
         2001. The interest rate at December 29, 1996 was 9.25%                            268,905                        -

     Finance agreements, principal and interest due monthly through September
         1998, interest rates ranging from 7.40%-7.90%.                                     20,813                   42,933

     $20,000 non-interest bearing note, principal payable monthly in installments
         of $417. Imputed interest at December 31, 1995 was $881.                                -                    9,111
                                                                                       ------------            ------------
                                                                                         2,437,278                3,895,529
      Less current portion                                                              (1,276,765)              (2,189,713)
                                                                                       ------------            ------------
                                                                                      $  1,160,513            $  1,705,816
                                                                                       ============            ============


       The annual maturities of long-term debt as of December 29, 1996 are as follows:

                                  1997                  $1,276,765
                                  1998                     107,401
                                  1999                     110,962
                                  2000                     118,468
                                  2001                     558,335
                            Thereafter                     265,347
                                                        ==========
                                                        $2,437,278
                                                        ==========

The carrying amount of long-term debt at December 29, 1996 approximates fair value.

7. COMMITMENTS AND CONTINGENCIES

         Prior to January 1, 1995, the Company agreed to pay $520,000 and $540,000 over ten-year periods as inducements to obtain leases for certain restaurant sites. The $520,000 and $540,000, net of interest imputed at 9% and 11%, respectively, have been recorded as prepaid rent and are being amortized over the terms of the leases.

         With the exception of two sites, the Company conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for the Company to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under these leases was $1,710,000, $1,545,000 and $349,000 for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively, and includes contingent rent of $140,000, $81,000 and $62,000 for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995. The approximate future minimum rental payments under such operating leases as of December 29, 1996 are as follows:

1997                                         $ 2,228,000
1998                                           2,003,000
1999                                           1,922,000
2000                                           1,838,000
2001                                           1,294,000
Thereafter                                     6,801,000
                                             -----------
                                             $16,086,000
                                             ===========

         These leases expire at various dates through the year 2015 but contain renewal options for additional periods.

         The Company has entered into employment agreements with four officers that expire through the year 1998. These agreements include salaries ranging from $99,000 to $170,000 per year for each of the officers. The employment agreement for the President is effective through August 31, 1998 whereas the other employment agreements are renewed automatically on the respective anniversary dates, unless either party provides notice of intent not to renew.

         During 1996, the Company entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus an aggregate amount equal to 1% of the gross sales ("royalty") of each of the restaurants opened and operated by the Company at each of the six sites through the end of the initial terms of the respective leases. The base terms expire at various dates between 2003 and 2015. These restaurants were opened during December 1996 and the royalty expense related to Fiscal 1996 was approximately $4,000.

         The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

8. MINORITY INTEREST

         The Company has a 51% equity interest in a joint venture (the "Joint Venture") which owns and operates the Shells restaurant located in Melbourne, Florida. The Company entered into the Joint Venture with WLH Investments, Inc. ("WLH Investments"), a corporation owned by the wife of the Company's

President, on March 1, 1994. The Company has a 51% equity interest and WLH Investments has the remaining 49%. As a condition of the Joint Venture, WLH Investments contributed $400,000 in capital on March 1, 1994. The profits of the Joint Venture are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments, (ii) 100% of the next $60,000 is allocated to the Company, (iii) any excess over the $120,000 is allocated 51% to the Company and 49% to WLH Investments. All losses are allocated in accordance with the ownership percentages.

         The Joint Venture had profits of $342,000, $212,000 and $126,000 during the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

         The Joint Venture agreement effective March 1994, as amended March 1995, contains a purchase option for the Company to purchase the WLH Investments interest in the Joint Venture, or conversely, for WLH Investments to put their interest in the Joint Venture to the Company, for a purchase price of $750,000 payable by the issuance of the Company's common stock having a value of $750,000. The option is exercisable at any time following the date the Company's Common Stock equals or exceeds $20 per share for a period of 20 consecutive trading days.

         During 1996, the minority partner agreed to convert $159,000 of amounts owed to them for 34,984 shares of the Company's Common Stock and warrants to purchase 17,492 shares of the Company's Common Stock. The conversion of the $159,000 from the minority partner represents the payment of undistributed earnings and does not affect the minority partner ownership interest.

9. REDEEMABLE PREFERRED SHARES

         Shells, Inc. currently has issued and outstanding 185,312 shares of 5% non-cumulative preferred shares. Pursuant to the Merger (see Note 2), the Company has agreed to allow each holder of Shells, Inc. Preferred Shares to put 20% of his or her Shells, Inc. Preferred Shares to the Company on an annual basis, beginning on April 23, 1997. The put price is $10.00 per share of Shells, Inc. Preferred Shares plus annual dividends. There were no dividends payable during Fiscal 1996 as the subsidiary, Shells, Inc. had an accumulated deficit of $1,840,640 as of December 29, 1996. The Company has also agreed that it will use the initial proceeds, if any, received from the exercise of the Shells, Inc. Warrants to redeem the Shells, Inc. Preferred Shares, at a redemption price of $10.00 per share.

         The carrying amount of Shells, Inc. Preferred Shares was recorded at its estimated fair market value and is periodically accreted using the interest method, so that the carrying amount will equal the total redemption value as of the anticipated redemption dates. The carrying amount will be further periodically increased by amounts representing dividends not currently declared or paid, but which will be payable under the redemption features for which payment is not solely within the control of the Company. Additional increases in the carrying value will be affected by charges against retained earnings or in the absence of retained earnings by charges against additional paid-in capital. Each increase in the carrying amount of preferred shares subject to redemption will be treated in the calculation of earnings per share in the same manner as preferred share dividends. The maximum annual redemption payment by the Company will be $370,624 for five years plus accrued dividends at 5%, commencing one year from the date of the Offering. Shells, Inc. Preferred Shares accretion for the years (52 weeks) ended December 29, 1996 and December 31, 1995 was $117,000 and $166,000, respectively.

         The estimated annual accretions, from the adjusted fair market value, plus accrued dividends payable at 5% as of December 29, 1996 are as follows:

                      Accretion               5% Dividend               Total
                     ------------             ------------           -----------
1997                   $74,000                  $79,000               $153,000
1998                    58,000                   60,000                118,000
1999                    39,000                   42,000                 81,000
2000                    14,000                   28,000                 42,000
                     ------------             ------------           -----------
                      $185,000                 $209,000               $394,000
                     ============             ============           ===========

10. STOCKHOLDERS' EQUITY

         The Company completed an initial public offering (the "Offering") of 1,400,000 shares of the Company's Common Stock and warrants to purchase 700,000 shares of the Company's Common Stock on April 29, 1996 raising net proceeds of $5,090,000 for the Company. Concurrent with the Offering, the Company converted $750,000 of outstanding debt and $159,000 in minority partner interest into 200,000 shares of Common Stock and warrants to purchase 100,000 shares of the Company's Common Stock, at $4.50 per share and $0.09 per warrant, respectively, which represented the Offering price net of underwriter's discount. In connection with the conversion of debt, the lender was granted an option (the "Lender's Option") to purchase an additional 24,752 shares and 12,376 warrants at $4.50 per share and $0.09 per warrant simultaneously with and in the same proportion to which the underwriter exercises its over-allotment option. The underwriter exercised its over-allotment option effective May 13, 1996 resulting in the issuance of an additional 210,000 shares of common stock and warrants to purchase 105,000 shares of the Company's Common Stock, plus the issuance of 24,752 shares and warrants to purchase 12,376 shares of the Company's Common Stock through the Lender's Option, generating an additional $1,035,000 in net proceeds for the Company. Upon completion of the Offering, the Company repaid a $1,310,000 principal amount loan plus accrued and unpaid interest of $307,000 to a stockholder. The effect of these transactions was to increase the pro forma weighted average number of shares outstanding to 4,306,000 and 3,583,000 for the years (52 weeks) ended December 29, 1996 and December 31, 1995, respectively. The pro forma weighted average number of shares assumes the additional shares were outstanding for the entire period. The pro forma earnings per share reflecting the increased pro forma weighted average numner of shares outstanding were $0.31 for the year (52 weeks) ended December 29, 1996 and a net loss per share of $0.16 for the year (52 weeks) ended December 31, 1995.

         On September 11, 1995, the Company's Board of Directors approved the 1996 Employee Stock Option Plan which provides for the issuance of options to purchase a total of 101,000 shares of the Company's common stock at an exercise price per share equal to the price on the date of grant. The Company has granted options to purchase the entire 101,000 shares of common stock. Options for 24,000 shares are presently exercisable.

         On September 11, 1995, the Company's Board of Directors approved the 1995 Employee Stock Option Plan which provides for the issuance of options to purchase a total of 240,000 shares of the Company's common stock. The Company intends to issue options under this plan to officers of the Company in accordance with their employment agreements. The Company has issued to the officers options to purchase 159,960 shares of the Company's common stock at $5.00 per share.

         The stockholders of Shells, Inc., pursuant to the Merger (see Note 2), were granted warrants to purchase 229,904 shares of the Company's common stock at $5.50 per share. The warrants are exercisable until April 23, 1998. Each warrant is redeemable by the Company at a price of $0.10 at any time prior to its expiration, but only after the 20th consecutive trading day on which the Company's common stock maintains a closing bid price at least equal to $9.00 per common share, and always subject to the right of the holders to exercise his or her purchase rights thereunder within a period of 30 days following the furnishing by the Company of its notice of redemption. Not withstanding the above, these warrants will not be redeemable unless the shares underlying these warrants are both registered for sale with the Securities and Exchange Commission and released from any "lock up" that may be imposed upon the transferability of the shares.

         In September 1993, 338,000 shares of common stock were issued to officers of the Company in exchange for future services. The Company recorded deferred compensation of $101,400 related to the issuance of such shares. The shares vested at various times through 1995 and the deferred compensation associated with such shares, based on fair value, has been amortized over the vesting period. Compensation expense of $34,125 and $50,700, was recorded for the years (52 weeks) ended December 31, 1995 and January 1, 1995, respectively.

         Prior to the effective date of the Offering, the Company reincorporated under the laws of the State of Delaware. The Company's Common Stock, at a par value of $0.001 with 50,000,000 shares authorized for issuance under the laws of the State of Florida, was converted into shares of the Company's Common Stock registered under the laws of the State of Delaware, at a par value of $0.01 with 20,000,000 shares authorized, on a share-for- share basis. At December 29, 1996, 3,297,536 shares of the Company's Common Stock are issued and outstanding. In addition, the Company's preferred shares, at a par value of $0.01 with 10,000,000 shares authorized for issuance under the laws of the State of Florida, were converted into shares of the Company's Preferred Stock registered under the laws of the State of Delaware, at a par value of $0.01 with 2,000,000 shares authorized, on a share-for-share basis. At December 29,1996, no shares of the Company's $0.01 par Preferred Stock are issued or outstanding. The accompanying balance sheet gives retroactive effect to the recapitalization.

11.   INCOME TAXES

         The components of the provision for income taxes for the year ended December 29, 1996 are as follows:

                    Current      Deferred        Total
Federal            $537,000     $              $537,000
State               111,000             -       111,000
                   --------     ---------      --------
Total              $648,000     $       -      $648,000
                   ========     =========      ========


There were no income taxes due and payable prior to Fiscal 1996.

         The Company's effective tax rate differs from the federal statutory rate for the year ended December 29, 1996 as follows:

Statutory rate                                                        34.0%
Increase (decrease) in taxes due to:
    State income tax, net of Federal benefit                           3.6%
    FICA tip credits                                                  (5.3%)
    Goodwill amortization                                              3.3%
    Valuation allowance adjustment                                    (3.0%)
    Tax exempt interest                                               (1.6%)
                                                                      -----
Effective tax rate                                                    31.0%
                                                                      -----

         As of December 29, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,096,000 which expire between 2006 and 2009. The Company also has approximately $261,000 of general business credit carryforwards which expire by 2010. The Company had an ownership change in both 1994 and 1996 as defined by Internal Revenue Code
Section 382, which limits the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $25,000 per year. Any portion of the $25,000 amount not utilized in any year will carry forward to the following year subject to the 15 year limitation on carryforward of net operating losses and credits. All of the Company's net operating loss carryforwards and credits are subject to the annual limitation. For financial reporting purposes, a valuation allowance of $1,495,000 as of December 29, 1996 has been recognized to offset a portion of the deferred tax assets.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                                 December 29, 1996
                                                ----------------------------------------------------
                                                       Current           Deferred             Total
Preopening costs and other assets                $           -    $      (203,000)  $      (203,000)
Accrued liabilities                                    289,000            360,000           649,000
Net operating loss carryforwards                             -            788,000           788,000
General business credits                                     -            261,000           261,000
                                                ----------------------------------------------------
                                                       289,000          1,206,000         1,495,000
Less valuation allowance                                                                 (1,495,000)
                                                                                  ------------------
                                                                                   $              -
                                                                                  ==================

                                                                 December 31, 1995
                                                ----------------------------------------------------
                                                       Current           Deferred             Total
Preopening costs and other assets                 $     75,000  $              -   $         75,000
Accrued liabilities                                    109,000            241,000           350,000
Net operating loss carryforwards                       388,000            525,000           913,000
General business credits                                     -            219,000           219,000
                                                ----------------------------------------------------
                                                       572,000            985,000         1,557,000
Less valuation allowance                                                                 (1,557,000)
                                                                                  ------------------
                                                                                   $              -
                                                                                  ==================

12. RELATED PARTY TRANSACTIONS

         Effective August 19, 1993, as amended May 3, 1994, the Company extended to Shells, Inc. a line of credit in the amount of $750,000. The loan agreement provided for interest at the prime rate of interest announced by Barnett Bank of Tampa plus 3%. The agreement also provided that the Company may, in its sole and absolute discretion, allow the outstanding balance of the line to exceed $750,000. As of January 1, 1995, as a result of the Merger, this line of credit has been eliminated.

         In August 1993, the Company entered into an agreement with a former officer and director of the Company for consulting services at the rate of $5,000 per month for which $60,000 was expensed for the year (52 weeks) ended January 1, 1995. This agreement was terminated in 1994 with an additional $40,000 settlement recorded as an expense for the year (52 weeks) ended January 1, 1995.

         In September 1993, pursuant to a note and stock purchase agreement, $1,310,000 (the "1993 Loan") was borrowed from a stockholder, The MicroCap Fund, Inc. ("MicroCap"), at an interest rate of 9%, principal and interest due October 30, 1995, which was subsequently extended to the earlier of May 15, 1996 or at the consummation of the Offering. In consideration for granting this extension, the Company issued to MicroCap warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $3.75 per share. This loan was repaid with proceeds from the Offering.

         In September 1993, the Company issued and sold 662,000 shares of common stock at a price of $0.30 per share to a partnership affiliated with a former director. Subsequent to such sale, an entity affiliated with the Company's Chairman became the general partner of the partnership. This partnership was dissolved during 1996. Pursuant to the liquidation of the partnership, the shares were distributed to the partners of the partnership and the general partner was granted the right to vote all shares until May 23, 1997.

         In March 1994, a wholly-owned subsidiary of the Company entered into a Joint Venture with WLH Investments, a corporation owned by the wife of the Company's President. The Joint Venture entered into a management and license agreement whereby the Joint Venture would pay the Company a management and license fee of 6% of the restaurant's gross sales. The Joint Venture paid the Company $154,000, $139,000 and $133,000 in management and license fees for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

         In December 1994, $1,000,000 in loans were made available from stockholders; $500,000 from the MicroCap, and $500,000 from Frederick R. Adler, the Company's Chairman, (the "1994 Loans"). The loans bear interest at the prime rate (8.25% at December 29, 1996) plus 2% with interest payable monthly and principal due June 30, 1995, which was subsequently extended to the earlier of May 15, 1996 or at the consummation of the Offering. In consideration for granting this extension, MicroCap and Mr. Adler each were issued warrants to purchase 175,000 shares of the Company's common stock at a purchase price of $3.15 per share. The funds on these loans were obtained on January 12, 1995 by the Company. During 1996, this $500,000 note payable to MicroCap was sold to Mr. Adler. Until these loans are repaid, Mr. Adler has the ability to appoint a designee to the Board of Directors.

         On October 16, 1995, a $750,000 loan (the "1995 Loan") was provided to the Company, consisting of $650,000 from the Company's Chairman and an entity associated with the Company's Chairman and $100,000 from an unrelated third party, (the "1995 Lenders"). This loan bore interest at 12% and was payable on the earlier of March 30, 1996 or at the time of the Offering. In addition, the loan agreement provided for the granting of warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.50 per share. In connection with the Offering, the 1995 Lenders agreed to convert the $750,000 owed to them into 165,016 shares of the Company's Common Stock and warrants to purchase 82,508 shares of the Company's Common Stock (the "Debt Conversion"). The amounts owed were converted into stock and warrants at $4.50 per share and $0.09 per warrant which represents the Offering price per share common stock and warrant, net of underwriters discount. In connection with the Debt Conversion, the 1995 Lenders were granted an option (the "Adler option") which gave the

1995 Lenders the right to purchase an aggregate of up to 24,752 unregistered shares of Common Stock and warrants to purchase up to 12,376 shares of the Company's Common Stock at a purchase price of $4.50 per share and $0.09 per warrant, respectively, simultaneously with and in the same proportion to which the underwriter exercised its over-allotment option. The Debt Conversion was completed concurrently with the Offering, and the Adler option was exercised concurrently with the underwriter's over-allotment option.

         Effective February 1, 1996, the 1993 Loan and 1995 Loan were extended from February 29, 1996 to May 15, 1996 and effective with the consummation of the Offering the 1994 Loans were extended from May 15, 1996, to a date 18 months following the consummation of the Offering (October 23, 1997). As consideration for these extensions, the Company issued to each of MicroCap and Mr. Adler warrants to purchase 75,000 shares of common stock at a price of $3.50 per share. The Company recognized $112,500 in compensatory expense during 1996 related to the issuance of these warrants.

         During July 1996, MicroCap sold to Mr. Adler their entire equity position in the Company, consisting of 300,000 shares of the Company's Common Stock, warrants to purchase 75,000 shares of the Company's Common Stock at $3.75 per share, warrants to purchase 75,000 shares of the Company's Common Stock at $3.50 per share, warrants to purchase 75,000 shares of the Company's Common Stock at $3.15 per share, and a $500,000 note payable from the Company for an aggregate purchase price of $2,700,000.

         The minority partner agreed to convert $159,000 of amounts owed to it for 34,984 shares of the Company's Common Stock and 17,492 warrants. The conversion of the $159,000 from the minority partner represents the payment of undistributed earnings and does not effect the minority partner ownership interest. The amounts owed were converted into common stock and warrants at $4.50 per share and $0.09 per warrant which represents the Offering price net of underwriters discount. The conversion was effected concurrently with the Offering.

         The Company leases a restaurant from a stockholder and former officer. The lease expires in 2001 and contains renewal options for six additional five-year periods. The rent is based on a monthly charge plus 7% of gross sales over $2,000,000 annually. Lease payments for each of the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995 were $139,992.

         Shells of Casselberry, a subsidiary of the Company, was a partner in a partnership which owned and operated Shells of Winter Park. Shells of Winter Park leased its location from the limited partner in a partnership between Shells of Casselberry and another party. This partnership was dissolved effective July 14, 1995 whereby the Company owns 100% of Shells of Winter Park.

         The use of Shells, Inc. rights and servicemarks was given to a family member of a former officer for a single subsidiary of the Company. The subsidiary is required to pay a consulting, management, licensing and servicemark fee equal to 1.5% of gross sales for a single restaurant of the Company. The expense for the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995 were $41,000, $34,000 and $47,000, respectively.

         In August 1993, a licensee agreement was signed between the Company and Shells, Inc. which provided for a management fee of 6% of gross sales. Management fees paid by Shells, Inc. to the Company for the year (52 weeks) ended January 1, 1995 were $1,057,016.

         The Company manages three restaurants pursuant to a management and license agreement which became effective July 1993. These entities are deemed to be related parties based on the Company's ability to influence the management and operating policies of the managed restaurants. The Company provides management services and licenses the Company's proprietary information required to operate the restaurant for a management fee of 4% of restaurant sales. The management agreements outline the respective owners ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories and working capital. A fourth restaurant is operated by the Company, for a management fee of 4%, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by the Company for Shells restaurants. The management fees paid during the years (52 weeks) ended December 29, 1996, December 31, 1995 and January 1, 1995 were $388,000, $352,000 and $327,000, respectively.

         The Company has also entered into option agreements with three of the licensees, effective July 1993 which were amended in August 1995, documenting the terms by which the Company can acquire the restaurants assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of the Company's Common Stock at the prevailing market price. The option is exercisable upon the attainment of certain prescribed market capitalization levels.

13. STOCK COMPENSATION PLAN

         As of December 29, 1996, the Company has two stock option plans (see
Note 10). Under both plans, the exercise price of each option equals the market price on the date of grant and an option's maximum term is 10 years. The options generally vest over three years, one third annually on the anniversary date of the grant. As of December 29, 1996, options to purchase 260,960 shares of the Company's Common Stock had been granted to employees of the Company at prices ranging from $5.00 to $8.25 per share, which represents the estimated value at the date of each grant. The weighted average option price is $5.20.

         The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans; accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share on a pro forma basis would have been as follows for Fiscal 1996:

                                      As reported       Pro forma
Net income:                           $ 1,443,965      $1,062,542
Earnings per share (primary):         $      0.41      $     0.29
Earnings per share (fully diluted)    $      0.37      $     0.26

         The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants: ( i) no dividend yield; (ii) expected volatility of 35%; (iii) a risk-free interest rate of 6.4%; (iv) an estimated option life of five years for the Company officer's and three and a half years for non-officers. The results reported above may vary depending on the assumptions applied within the model. There were no options granted prior to the Offering.

14.   Selected Quarterly Financial Data (Unaudited)

The following table presents the selected quarterly financial data for the periods indicated (in thousands except per share data)


                                                                                     Quarter Ended
                                                      -----------------------------------------------------------------------------

          1996                                        March 31, 1996     June 30, 1996     September 29, 1996     December 29, 1996
          ----                                        --------------     -------------     ------------------     -----------------
Revenues                                                $   10,613       $   10,380            $    9,630            $   9,170
Income from operations                                       1,203              929                   455                   77
Minority partner interest                                      (56)             (57)                  (46)                 (10)
Income before provision for income taxes                       881              694                   424                   93
Net Income                                                     608              479                   293                   64
Net Income applicable to common stock                          579              450                   264                   34
Net income per share                                    $     0.34      $      0.13            $     0.07            $    0.01
Pro forma net income per share                          $     0.18      $      0.11            $     0.07            $    0.01


          1995                                        April 2, 1995        July 2, 1995       October 1, 1995     December 31, 1995
          ----                                        -------------        ------------       ---------------     -----------------
Revenues                                                     7,184      $     7,798            $    6,990            $   6,649
Income (loss) from operations                                  276              171                   (76)                (226)
Minority partner interest                                      (30)             (26)                  (18)                 (32)
Income (loss) before provision for income taxes                149               59                  (192)                (419)
Net Income (loss)                                              149               59                  (192)                (419)
Net Income (loss) applicable to common stock                   107               17                  (234)                (460)
Net income (loss) per share                             $     0.07      $      0.01            $    (0.14)           $   (0.28)
Pro forma net income (loss)  per share                  $     0.04      $      0.01            $    (0.07)           $   (0.13)

INDEPENDENT AUDITORS' REPORT

To the Stockholders
Shells, Inc.
Tampa, Florida

We have audited the accompanying consolidated statements of operations and cash flows of Shells, Inc. and subsidiaries (the "Company") for the year (52 weeks) ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated statements of operations and of cash flows provides a reasonable basis for our opinion.

In our opinion, such consolidated statements of operations and cash flows present fairly, in all material respects, the results of operations and of cash flows of the Company, for the year (52 weeks) ended January 1, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated statements of operations and cash flows have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated statements of operations and cash flows do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Tampa, Florida
February 23, 1996

                          SHELLS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE YEAR (52 WEEKS) ENDED JANUARY 1, 1995




REVENUES:
  Restaurant sales                              $       16,109,608
                                                ------------------

COST AND EXPENSES:
  Cost of revenues                                       6,795,532
  Labor and other related expenses                       4,306,879
  Other restaurant operating expenses                    4,629,613
  General and administrative expenses                      231,486
  Depreciation and amortization                            267,202
                                                ------------------
                                                        16,230,712
                                                ------------------

LOSS FROM OPERATIONS                                      (121,104)
                                                ------------------

OTHER INCOME (EXPENSE):
  Interest expense, net                                   (144,647)
  Other expense, net                                        (5,326)
                                                ------------------
                                                          (149,973)
                                                ------------------

                                                ------------------
NET LOSS                                        $         (271,077)
                                                ==================

                 See notes to consolidated financial statements

                          SHELLS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEAR (52 WEEKS) ENDED JANUARY 1, 1995





OPERATING ACTIVITIES:
Net loss                                                   $       (271,077)
Adjustments to reconcile net income to net
   cash provided by  operating activities:
Depreciation and amortization                                       267,202
Changes in assets and liabilities:
  Increase in inventories                                           (41,318)
  Increase in other current assets and other assets                 (49,639)
  Decrease in accounts payable                                      291,160
  Decrease in accrued expenses                                     (165,450)
  Decrease in payable to related parties                            (44,839)
  Decrease in sales tax payable                                     (78,377)
  Increase in deferred rent                                         101,229
                                                           ----------------
Total adjustments                                                   279,968
                                                           ----------------
Net cash provided by operating activities                             8,891
                                                           ----------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                 (822,273)
                                                           ----------------
Net cash used in investing activities                              (822,273)
                                                           ----------------

FINANCING ACTIVITIES:
Funds borrowed from Shells Seafood                                6,029,349
    Restaurants, Inc. on a revolving line of credit
Payments to Shells Seafood Restaurants, Inc.                     (5,392,207)
    on a revolving line of credit
Proceeds from issuance of debt                                      356,769
Repayment of debt                                                  (158,664)
                                                           ----------------
Net cash provided by financing activities                           835,247
                                                           ----------------

Net increase in cash                                                 21,865

CASH AT BEGINNING OF PERIOD                                         278,993
                                                           ----------------

CASH AT END OF PERIOD                                      $        300,858
                                                           ================

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $        198,788

At January 1, 1995, $143,375 of borrowings under the line of credit from a related party pertain to insurance prepaid on behalf of Shells, Inc. by the related party.

                See notes to consolidated financial statements.

                          SHELLS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEAR (52 WEEKS) ENDED JANUARY 1, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- Shells, Inc. was incorporated on August 26, 1991 and, on January 1, 1992, it commenced operations and issued 7,284,032 shares of its common stock in exchange for all of the outstanding stock of 13 separate corporations which operated 14 Shells restaurants. The combination was treated as a reorganization of entities under common control and was accounted for as if it were a pooling of interest. The corporations were combined using the historical cost basis of their respective assets and liabilities.

         On December 29, 1994, Shells, Inc. consummated a merger agreement (the "Merger") with Shells Seafood Restaurants, Inc. ("SSRI"). The stockholders of Shells, Inc. received 162,684 shares of SSRI common stock and warrants to purchase 229,904 shares of SSRI, in exchange for all shares of Shells, Inc. common stock, thereby making Shells, Inc. a controlled subsidiary of SSRI. Each share of Shells, Inc. common stock was converted into .0181 shares of SSRI common stock and a warrant to acquire .0256 shares of SSRI common stock. The acquisition was accounted for using the purchase method. The results of Shells, Inc. operations from the date of the Merger to January 1, 1995 were not significant.

         As of January 1, 1995, Shells, Inc. owned 10 subsidiaries which were operating nine full-service, casual dining seafood restaurants in Florida.

         Going Concern -- The accompanying consolidated financial statements have been prepared assuming that Shells, Inc. will continue as a going concern. As shown in the accompanying consolidated financial statements, Shells, Inc. incurred a net loss for the year (52 weeks) ended January 1, 1995. This factor among others raises substantial doubt about Shells, Inc. ability to continue as a going concern. On December 29, 1994, Shells, Inc. was acquired as described above.

         Principles of Consolidation -- The consolidated financial statements include the accounts of Shells, Inc. and all subsidiaries. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

         Fiscal Year -- The Fiscal year of Shells, Inc. is the 52 weeks ending on the Sunday nearest to December 31.

         Income Taxes -- Shells, Inc. has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, Shells, Inc. uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

2. OPERATING LEASES

         Shells, Inc. conducts its operations in leased facilities. Certain leases provide for Shells, Inc. to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Rent expense was $1,098,811 for the year (52 weeks) ended January 1, 1995. The approximate future minimum rental payments under such operating leases as of January 1, 1995 are as follows:


1995                                               $  750,000
1996                                                  700,000
1997                                                  585,000
1998                                                  526,000
1999                                                  434,000
Thereafter                                          1,522,000
                                                   ----------
                                                   $4,517,000
                                                   ==========

3. RELATED PARTY TRANSACTIONS

         Effective August 19, 1993, as amended May 3, 1994, SSRI, the company responsible for the Management of Shells, Inc. extended to Shells, Inc. a line of credit in the amount of $750,000. The loan agreement provided for interest at the prime rate of interest as determined by Barnett Bank of Tampa plus 3%. The agreement also provided that SSRI may, in its sole and absolute discretion, allow the outstanding balance of the line to exceed $750,000. As of January 1, 1995, as a result of the Merger, this line of credit has been eliminated.

         Shells, Inc. leases a restaurant from a stockholder and former officer. The lease expires in 2001 and contains renewal options for six additional five-year periods. The rent is based on a monthly charge plus 7% of gross sales over $2,000,000 annually. Lease payments for the year (52 weeks) ended January 1, 1995 were $139,992.

         Shells of Casselberry, a subsidiary of the Company, was a partner in a partnership which owned and operated Shells of Winter Park. Shells of Winter Park leased its location from the limited partner in a partnership between Shells of Casselberry and another party. This partnership was dissolved effective July 14, 1995 whereby the Company owns 100% of Shells of Winter Park.

         The use of the Company's rights and servicemarks were given by Shells, Inc. to a family member of a former officer for a single subsidiary of Shells, Inc. The subsidiary is required to pay a consulting, management, licensing and servicemark fee equal to 1.5% of gross sales for a single restaurant of Shells, Inc. The expense for the year (52 weeks) ended January 1, 1995 was $47,299.

         In August 1993, a license agreement was signed with SSRI, which provided for a management fee of 6% of gross sales. Management fees paid to SSRI for the year (52 weeks) ended January 1, 1995 were $1,057,016. In addition to providing management services, SSRI contracted for advertising and provided seafood broker services to Shells, Inc. Approximately $609,000 in charges were incurred related to these services for the year (52 weeks) ended January 1, 1995.

4. INCOME TAXES

         As of January 1, 1995, Shells, Inc. has net operating loss carryforwards for federal income tax purposes of approximately $2,000,000 which expire between 2006 and 2009. Shells, Inc. also has approximately $65,000 of general business credit carryforwards which expire in 2009. Shells, Inc. had an ownership change in 1994 as defined by Internal Revenue Code Section 382, which limits the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $25,000 per year. Any portion of the $25,000 amount not utilized in any year will carry forward to the following year subject to the 15 year limitation on carryforward of net operating losses and credits. For financial reporting purposes, a valuation allowance of $987,000 as of January 1, 1995, has been recognized to offset the deferred tax assets.

5. DEFERRED COMPENSATION

         On February 28, 1993, the Board of Directors of Shells, Inc. approved a compensation package for the President. The compensation package included giving the President, at no cost, 15% (1,540,360 shares) of the outstanding stock of Shells, Inc. with such shares to vest ratably over the succeeding three years. No shares were actually issued until May 9, 1994, at which time three stock certificates were issued to the President, each representing the number of shares which vest in 1994, 1995 and 1996. Pursuant to the terms of the Merger, these shares were converted to SSRI common stock and warrants.

         Shells, Inc. engaged an investment banker to determine the fair value of its common stock. The investment banker determined that the common stock had a fair value of $0.00. Therefore, Shells, Inc. did not record any expense in connection with this transaction.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS


The Company's directors and executive officers are as follows:

 Name                       Age      Position
 --------------------      -------    ----------------------------------------

William E. Hattaway          53        President and Director
Warren R. Nelson             45        Vice President of Finance,
                                       Chief Financial Officer,
                                       Treasurer and Secretary
John R. Ritchey              49        Vice President of Operations
Frank C. Roehl, III          40        Vice President of Marketing
Frederick R. Adler           70        Chairman of the Board
John P. Collins              41        Director
Robert V. Gisselbeck         73        Director
Kamal Mustafa                48        Director
Jay S. Nickse                37        Director
Edwin F. Russo               70        Director

William E. Hattaway has served as President and as a director of the Company since its inception in April 1993. Mr. Hattaway also serves as President, Chief Executive Officer and as a director of Shells, Inc., positions he has held since February 1993. From December 1989 through January 1993, Mr. Hattaway was a principal in Todays Food Service Concepts, a developer of a three-location restaurant chain in Orlando, Florida called Outlaws Steakhouse. From April 1987 through December 1989, Mr. Hattaway was Executive Vice President of General Mills' Restaurant Group and President of General Mills' International Restaurant Operations. Mr. Hattaway served as Chairman and Chief Executive Officer of Red Lobster from March 1986 to April 1987. From January 1979 through March 1986 he served as President of Red Lobster which he joined in January 1974 as Seafood Buyer.

Warren R. Nelson currently serves as Vice President of Finance, Chief Financial Officer, Treasurer, and Secretary of the Company, positions he has held since June 1993. From June 1983 to May 1993, Mr. Nelson was employed by the Eckerd Corporation, a national drug store chain, where he held the positions of Assistant Controller, Subsidiary Controller and Manager of Planning and Analysis. From March 1977 to June 1983, Mr. Nelson was employed by Red Lobster where his responsibilities included strategic planning, acquisitions, corporate development, procurement/distribution/operations analysis, and controller for seafood purchasing and processing operations of a subsidiary of Red Lobster.

John R. Ritchey currently serves as Vice President of Operations of the Company, a position he has held since October 1993. From May 1990 through September 1993, Mr. Ritchey was a principal in Todays Food Service Concepts. From November 1986 to May 1990, Mr. Ritchey owned and operated a sports fishing center located in Welaka, Florida. From 1972 through January 1986, Mr. Ritchey was employed by Red Lobster, where he held positions of Vice President of Corporate Development, Divisional Vice President of Operations and Regional Vice President of the Chicago Division.

Frank C. Roehl, III currently serves as Vice President of Marketing of the Company, a position he has held since April 1993. Mr. Roehl also serves as an officer and as a director of Shells, Inc., positions he has held since October 1987. From October 1982 through October 1987, Mr. Roehl was employed by C.M.A. Advertising Agency, the Talmadge, Roehl, and Magee Agency and the Roehl Group.

Frederick R. Adler currently serves as Chairman of the Company's Board of Directors, a position he has held since October 1994. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1, 1996, Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. Prior thereto and commencing January 1991, Mr. Adler was a retiring senior partner of the law firm of Fulbright & Jaworski L.L.P. and prior thereto was a senior partner in the firm. Mr. Adler is also Chairman of the Executive Committee and a director of Data General Corporation, a computer company, a director of Global Pharmaceutical Corp., a manufacturer of generic pharmaceuticals; Prime Cellular Inc., an internet software company; USA Detergents, Inc., a manufacturer of laundry and household cleaning products; and of various private companies.

John P. Collins currently serves as a director of the Company, a position he has held since December 1994 when the Company completed the Merger with Shells, Inc. Mr. Collins served as Chairman of the Board of Directors of Shells, Inc. from April 1992 through the effective date of the Merger. Mr. Collins is currently Vice President of Knightsbridge Management, L.L.C., a New York based manager of Knightsbridge Capital Fund I, L.P. a merchant banking partnership specializing in the acquisition of insurance related businesses, Mr. Collins is also currently Vice President of PennCorp Financial Group, a public insurance holding company. From April 1990 to December 1993, Mr. Collins was employed as Vice President and Chief Financial Officer of De Ster U.S. Holding Corporation, a Dutch owned plastics manufacturer. From June 1989 to April 1990, Mr. Collins served as the controller of Home Depot, Inc., a national chain of home improvement supply stores. From June 1980 to June 1989, Mr. Collins practiced as a certified public accountant with the Atlanta office of KPMG Peat Marwick LLP, where he became a senior manager.

Robert V. Gisselbeck currently serves as a director of the Company, a position he has held since October 1994. Mr. Gisselbeck is currently a principal of Gisselbeck and Associates, a real estate investment firm located in Naples, Florida, which Mr. Gisselbeck formed in 1970. Mr. Gisselbeck is a director of Apache Corporation, an oil and gas exploration company.

Kamal Mustafa currently serves as a director of the Company, a position he has held since August 1994. Mr. Mustafa is currently the Chairman of the Board and General Partner of BlueStone Capital Partners, an investment banking and securities brokerage firm. Mr. Mustafa was President, Chief Executive Officer, Portfolio Manager and a director of MicroCap, a publicly traded business development company, from April 1994 to July 1996, and from January 1993 to August 1993 was Managing Director of MicroCap. Since October 1991, Mr. Mustafa has been Managing Director and sole stockholder of Hamilton Capital Partners, Inc., a private investment consulting firm. From March 1990 to December 1991, Mr. Mustafa was a financial consultant to Metromedia, Inc., a company in the communications industry. From March 1988 to April 1990, Mr. Mustafa was Executive Vice President, Managing Director and a director of Kluge and Company, a leveraged buyout fund. From 1986 to March 1988, Mr. Mustafa was a Managing Director, Mergers and Acquisitions and a Managing Director, Merchant Banking at Paine Webber, Inc. From 1977 to 1986, Mr. Mustafa was a Managing Director responsible for all Merchant Banking origination for Citibank in North America.

Jay S. Nickse currently serves as a director of the Company, a position he has held since June 1995. Since July 1993, Mr. Nickse has been the Vice President and Chief Financial Officer of Venad Administrative Services, Inc., a corporation which provides administrative services for a number of venture funds, including funds in which Frederick R. Adler is a partner. From September 1990 through July 1993, Mr. Nickse was a senior manager in the audit and business advisory group at Price Waterhouse.

Edwin F. Russo currently serves as a director of the Company, a position he has held since October 1994. Mr. Russo is currently a consultant to Medical Industries of America (formerly known as Heartland of America), a position he has held since June, 1996. He served as director of Heartland of America since May 1995. From July 1994 to July 1995, Mr. Russo served in an of counsel capacity to the Palm Beach, Florida law firm of Edwards & Angell. From April 1991 to June 1994, Mr. Russo served in an of counsel capacity to the Miami, Florida law firm of Fine Jacobson Schwartz Nash & Block. From 1986 to 1991, Mr. Russo was a partner in the Miami, Florida law firm of Blackwell, Walker, Fascell and Hoehl.

Each director of the Company is elected for a term of one year which expires at the annual meeting of the Company's stockholders or at such other time as his successor is duly elected and qualified. Each executive officer is appointed by the Board of Directors and serves at the pleasure of the Board, subject to the terms of employment agreements between the Company and each of the executive officers. To date, directors have not been compensated for their services on the Board of Directors.

The Company has been advised by George Heaton, a person who may be deemed a promoter of the Company, that in 1988, a lawsuit was filed in Minnesota federal district court against various parties including George Heaton claiming, among other claims, that Mr. Heaton had violated federal and state securities laws. Mr. Heaton was an officer, director and control person of each of Southbridge Development Co. ("Southbridge"), Camelot Associates, Inc. ("Camelot") and Florestra Associates, Inc. ("Florestra") in 1985 when these companies sold various condominiums to three separate limited partnerships (the "Partnerships"). The Partnerships, structured as "tax shelters," sold limited partnership units therein to various investors (the "Limited Partners"). The Partnerships subsequently went out of business and the Limited Partners lost their investment in the Partnerships. The Limited Partners filed a lawsuit against the promoter of the Partnerships, the accountants and attorneys of the Partnerships, the appraiser of the condominiums purchased by the Partnerships, the banks that loaned money to the Partnerships in order to purchase the condominiums, Southbridge, Camelot, Florestra and George Heaton, as well as other parties. A default judgment was entered against Mr. Heaton and Mr. Heaton subsequently settled the judgment.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS

The section entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Financial Statements

(1) and (2) See "Index to Consolidated Financial Statements" at Item 8 of this annual report on Form 10-K.

(3)      Exhibits

         Exhibits Nos. 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 are management contracts, compensatory plans or arrangements.

Exhibits    Description
--------    -----------
3.1         Certificate of Incorporation*
            Agreement and Plan of Merger, dated March 31, 1996, by and between Shells Seafood
            Restaurants, Inc., a Delaware Corporation, and Shells Seafood Restaurant, Inc., a Florida
            Corporation.*
3.2         By-laws.*
3.3         Specimen Common Stock Certificate.*
4.1         Specimen Warrant Certificate.*
4.2         Form of Warrant Agreement between Shells Seafood Restaurant, Inc. and Continental Stock
            Transfer & Trust Company and Paragon Capital Corporation.*
4.3         Form of Warrant Agreement between Shells Seafood Restaurants, Inc. and Paragon Capital
            Corporation.*
10.1        Employment Agreement, dated September 1, 1995, between William E. Hattaway and Shells
            Seafood Restaurants, Inc.*
10.2        Employment Agreement, dated September 2, 1993, between Frank C. Roehl, III and Shells
            Seafood Restaurants, Inc.*
10.3        Employment Agreement, dated October 11, 1993, between John R. Ritchey and Shells Seafood
            Restaurants, Inc.*
10.4        Employment Agreement, dated May 18, 1993, between Warren R. Nelson and Shells Seafood
            Restaurants, Inc.*
10.5        1996 Employee Stock Option Plan.*
10.6        1995 Employee Stock Option Plan.*
10.7        Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood
            Restaurants, Inc. and Shells, Inc.*
10.8        Agreement for Assignment of Servicemarks, dated August 19, 1993, between Shells Seafood
            Restaurants, Inc. and Shells, Inc.*
10.9        Agreement and Plan of Merger, dated November 16, 1994, by and among Shells Seafood
            Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc.*
10.10       First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among
            Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc.*
10.11       Warrant Agreement, dated as of December 29, 1994, relating to warrants to purchase 230,000 shares of Common Stock, adopted by the Board of Directors of Shells Seafood Restaurants,
            Inc.*
10.12       Note and Stock Purchase Agreement, dated September 20, 1993, between Commonwealth
            Associates Growth Fund, Inc. and Shells Seafood Restaurants, Inc.*
10.13       Intentionally omitted
10.14       Intentionally omitted


10.15       Shareholders Agreement, dated September 20, 1993, by and among Cotton Foods, Inc., William
            E. Hattaway, Commonwealth Associates Growth Fund, Inc. and Shells Seafood Restaurants,
            Inc.*
10.16       Note and Warrant Purchase Agreement, dated December 29, 1994, between Shells Seafood
            Restaurants, Inc. and Frederick R. Adler and The MicroCap Fund, Inc.*
10.17       Promissory Note in the initial principal amount of $500,000, dated December 29, 1994, by
            Shells Seafood Restaurants, Inc. for the benefit of Frederick R. Adler.*
10.18       Promissory Note in the initial principal amount of $500,000, dated December 29, 1994, by
            Shells Seafood Restaurants, Inc. for the benefit of The MicroCap Fund, Inc.*
10.19       Security Agreement, dated as of December 29, 1994, between The MicroCap Fund, Inc. and
            Shells Seafood Restaurants, Inc. *
10.20       First Amendment to Note and Stock Purchase Agreement and Shareholders Agreement, effective as of December 29, 1994, by and among Food Properties, Ltd., (as successor in interest to
            Cotton Foods, Inc.), William E. Hattaway, The MicroCap Fund, Inc. (formerly known as
            Commonwealth Associates Growth Fund, Inc.), and Shells Seafood Restaurants, Inc.*
10.21       Registration Rights Agreement, effective as of December 29, 1994, by and among Frederick
            R. Adler, The MicroCap Fund, Inc. and Shells Seafood Restaurants, Inc.*
10.22       Warrant Agreement,  dated December 29, 1994, relating to Warrants to purchase  20,000 shares of Class A Preferred  Stock,  adopted by the
            Board of Directors of Shells Seafood Restaurants, Inc.*
10.23       Note and Warrant Purchase Agreement among Shells Seafood Restaurants, Inc., and Frederick
            R. Adler, as nominee, dated as of September 19, 1995.*
10.24       Warrant  Agreement,  dated as of  September  19,  1995,  relating to
            Warrants to purchase 200,000 shares of Common Stock,  adopted by the
            Board of Directors, of Shell Seafood Restaurants, Inc.*
10.25       Security Agreement, dated as of September 19, 1995 by and among Shells Seafood
            Restaurants, Inc. and Frederick R. Adler, as nominee and James Monroe.*
10.26       Promissory Note in the initial principal amount of $650,000, dated September 19, 1995, by
            Shells Seafood Restaurant, Inc. for the benefit of Frederick R. Adler, as nominee.*
10.27       Promissory Note in the initial principal amount of $100,000, dated September 19, 1995, by
            Shells Seafood Restaurant, Inc. for the benefit of James Monroe.*
10.28       Registration Rights Agreement, dated as of September 19, 1995 by and among Shells  Seafood  Restaurants,  Inc.,  Frederick  R. Adler,  as
            nominee,  James  Monroe,  and any  person or  entity  in whose  name certain warrants are originally registered.*
10.29       Form of Extension Agreement, effective February 1, 1996, by and among Frederick R. Adler,
            The MicroCap Fund, Inc. James Monroe and Shells Seafood Restaurants, Inc.
10.30       Distributor Agreement, dated January, 1995, between Rykoff Sexton and Shells Seafood
            Restaurants, Inc.*
10.31       Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH
            Investments, Inc.*
10.32       First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc.*
10.33       Promissory Note in the initial principal amount of $400,000, dated March 8, 1994, by
            Shells Seafood Restaurants, Inc. for the benefit of WLH Investments, Inc.*
10.34       Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint
            Venture and Shells Seafood Restaurants, Inc.*
10.35       Consulting Agreement, dated September 1, 1993, between Jupiter Marine, Inc. and Shells
            Seafood Restaurants, Inc.*
10.36       Termination Agreement, dated December 29, 1994, between Jupiter Marine, Inc. and Shells
            Seafood Restaurants, Inc.*
10.37       Management and License Agreement dated July 29, 1993, between Shells of Carrollwood
            Village, Inc. and Shells Seafood Restaurants, Inc., as amended.*



10.38       Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc.
            and Shells Seafood Restaurants, Inc., as amended.*
10.39       Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South,
            Inc. and Shells Seafood Restaurants, Inc., as amended.*
10.40       Amended Option Agreement dated August 10, 1995 between Shells Seafood Restaurants, Inc.
            and Shells of Carrollwood Village, Inc.*
10.41       Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc.
            and Shells of North Tampa, Inc.*
10.42       Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants,
            Inc. and Shells of Sarasota South, Inc.*
10.43       Agreement for Consulting  and  Management  Services and Licensing of
            Service  Marks,  dated October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach,  Inc., as amended by the Stipulation of
            Settlement dated December 2, 1994.*
10.44       Asset Purchase Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc.
            and the Bleckley Corporation.*
10.45       Assignment Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation.*
10.46       Promissory Note in the initial principal amount of $540,000, dated September 30, 1994 by
            Shells of St.  Pete Beach, Inc. for the benefit of the Bleckley Corporation.*
10.47       Continuing and Unconditional Guaranty by Shells Seafood Restaurants, Inc. for the benefit of the Bleckley Corporation.*
10.48       Security Agreement, dated September 30, 1995 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation.*
10.49       Loan and Security Agreement, dated December 22, 1993 between Shells of Altamonte Springs,
            Inc. and Altavest Inc.*
10.50       Promissory Note in the initial principal amount of $150,000, dated December 22, 1993 by
            Shells of Altamonte Springs, Inc. for the benefit of Altavest, Inc.*
10.51       Assignment Agreement, dated November 1, 1993 between Shells of Countryside Square, Inc.
            and Clearwater Food Service, Inc.*
10.52       Promissory Note in the initial principal amount of $500,000, dated November 1, 1993 by
            Shells of Countryside Square, Inc. for the benefit of Clearwater Food Service, Inc.*
10.53       Form of Directors Indemnification Agreement.*
10.54       Form of Extension Agreement, effective March 30, 1996 by and among Frederick R. Adler, The
            MicroCap Fund, Inc., Longview Partners, L.P. and Shells Seafood Restaurants, Inc.*
10.55       Form of Amended and Restated Common Stock Warrant Agreement, effective as of February 1,
            1996.*
10.56       Promissory Note in the principal amount of $453,000, dated September 4, 1996 by Shells
            Seafood Restaurants, Inc. for the benefit of Huntington National Bank of Florida.
10.57       Line of Credit for $2,000,000 dated July 18, 1996  by Shells Seafood Restaurants, Inc. for the benefit of First Union National Bank of Florida.
10.58       Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida LP
11          Computation of Per Share Earnings.
21          Subsidiaries of the Registrant.*
27          Financial Data Schedule


* Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-1600).

(b)      Reports on form 8-K

         None

(c)      Exhibits

         See (a) (3) above.

(d)      Financial Statement Schedule

         See "Index to Consolidated Financial Statements and Supplementary Data" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SHELLS SEAFOOD RESTAURANTS, INC.
                      By /s/ William E. Hattaway
                         -------------------------------
                         William E. Hattaway, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                              Date

/s/ William E. Hattaway
------------------------
William E. Hattaway        President and Director             March   25, 1997

/s/ Warren R. Nelson
------------------------
Warren R. Nelson           Vice President of Finance,         March   25, 1997
                           Chief Financial Officer,
                           Treasurer and Secretary
/s/ Frederick R. Adler
------------------------
Frederick R. Adler         Chairman of the Board              March   25, 1997

/s/ John P. Collins
------------------------
John P. Collins            Director                           March   25, 1997

/s/ Robert V. Gisselbeck
------------------------
Robert V. Gisselbeck       Director                            March  25, 1997

/s/ Kamal Mustafa
------------------------
Kamal Mustafa              Director                           March   25, 1997

/s/ Jay S. Nickse
------------------------
Jay S. Nickse              Director                           March   25, 1997

/s/ Edwin F. Russo
------------------------
Edwin F. Russo             Director                           March   25, 1997