Form 10-Q
period 1997-03-30
SHELLS SEAFOOD RESTAURANTS INC
filed 1997-05-14
CIK 935066

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                              --------------------

                                    FORM 10-Q
     _X_ Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange  Act of 1934 For the  Quarterly  Period  Ended March 30, 1997

     ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
           For the Transition Period from __________ to ____________

                           Commission File No. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      65-0427966
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS) Employer Identification Number
incorporation or organization)

           16313 North Dale Mabry Highway, Suite 100, Tampa, FL 33618
          -------------------------------------------------------------
               (Address of principal executive offices) (zip code)



                                 (813) 961-0944
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

          Class                                Outstanding at May 14, 1997
          -----                                ---------------------------
Common stock, $.01 par value                           3,310,986

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      Index




Part I - Financial Statements                                       Page Number

      Item 1 - Financial Statements

            Consolidated Balance Sheets as of March 30, 1997 and
                  December 29, 1996                                        3

            Consolidated Statements of Income for the 13 weeks
                  ended March 30, 1997 and March 31, 1996                  4

            Consolidated Statements of Cash Flows for the 13 weeks
                  ended March 30, 1997 and March 31, 1996                  5

            Notes to Consolidated Financial Statements                     6

      Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7-9

Part II - Other Information                                               10

Signatures                                                                11

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 30, 1997      December 29, 1996
                                                            --------------      -----------------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                         $  3,466,632        $  3,033,851
Inventories                                                       769,130             663,563
Other current assets                                            1,970,783           1,455,405
Receivables from related parties                                  163,400             132,048
                                                             ------------        ------------
      Total current assets                                      6,369,945           5,284,867
Property and equipment, net                                     9,283,966           8,655,149
Prepaid rent                                                      362,121             374,721
Other assets                                                      393,656             346,707
Goodwill                                                        3,660,034           3,711,583
                                                             ------------        ------------
TOTAL ASSETS                                                 $ 20,069,722        $ 18,373,027
                                                             ============        ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
Accounts payable                                             $  2,517,827        $  2,486,943
Accrued expenses                                                2,665,817           2,159,788
Sales tax payable                                                 504,090             282,966
Income taxes payable                                              579,216             496,216
Current portion of notes payable - stockholders                 1,000,000           1,000,000
Current portion of long-term debt                                 249,991             276,765
                                                             ------------        ------------
      Total current liabilities                                 7,516,941           6,702,678
Deferred rent                                                     920,116             857,830
Long-term debt, less current portion                            1,136,453           1,160,513
                                                             ------------        ------------
      Total liabilities                                         9,573,510           8,721,021
                                                             ------------        ------------

Minority partner interest                                         437,083             511,810
                                                             ------------        ------------

Shells, Inc. preferred shares subject to redemption,
      $10 par value; authorized 10,000,000 shares; 185,312
      issued and outstanding                                    1,686,976           1,668,476
                                                             ------------        ------------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
      2,000,000 shares; none issued or outstanding                   --                  --
Common stock, $.01 par value; authorized 20,000,000
      shares; 3,297,536 shares issued and outstanding
      as of March 30, 1997 and December 29, 1996                   32,975              32,975
Additional paid-in-capital                                      7,480,548           7,480,548
Retained earnings (deficit)                                       858,630             (41,803)
                                                             ------------        ------------
      Total stockholders'  equity                               8,372,153           7,471,720
                                                             ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 20,069,722        $ 18,373,027
                                                             ============        ============

                 See notes to consolidated financial statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                13 WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996



                                                               March 30, 1997             March 31, 1996
                                                              ----------------            --------------
REVENUES:
  Restaurant sales                                            $     16,866,115            $   10,506,323
  Management fees from related parties                                 109,913                   106,694
                                                              ----------------            --------------
                                                                    16,976,028                10,613,017
                                                              ----------------            --------------
COST AND EXPENSES:
  Cost of restaurant sales                                           6,002,643                 3,667,244
  Labor and other related expenses                                   4,391,547                 2,527,878
  Other restaurant operating expenses                                3,255,323                 2,109,996
  General and administrative expenses                                1,117,276                   812,528
  Depreciation and amortization                                        686,479                   292,148
                                                              ----------------            --------------
                                                                    15,453,268                 9,409,794
                                                              ----------------            --------------

INCOME FROM OPERATIONS                                               1,522,760                 1,203,223
                                                              ----------------            --------------

OTHER INCOME (EXPENSE):
  Interest income                                                       38,170                        -
  Interest expense                                                     (90,001)                 (118,138)
  Other expense, net                                                   (26,913)                 (148,483)
                                                              ----------------            --------------
                                                                       (78,744)                 (266,621)
                                                              ----------------            --------------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                            1,444,016                   936,602

ELIMINATION OF MINORITY PARTNER INTEREST                               (52,083)                  (55,402)
                                                              ----------------            --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                             1,391,933                   881,200

PROVISION FOR INCOME TAXES                                            (473,000)                 (273,000)
                                                              ----------------            --------------

NET INCOME                                                             918,933                   608,200

PREFERRED SHARES ACCRETION                                             (18,500)                  (29,250)
                                                              ----------------            --------------
NET INCOME APPLICABLE TO COMMON STOCK                         $        900,433                   578,950
                                                              ================            ==============

NET INCOME PER SHARE OF COMMON STOCK                          $           0.21                     0.34
                                                              ================            ==============

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                                         4,317,044                1,686,511
                                                              ================            ==============

                 See notes to consolidated financial statements

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                13 WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996




                                                                  March 30, 1997          March 31, 1996
                                                                  -------------          ---------------
OPERATING ACTIVITIES:
Net  income                                                         $  918,933               $  608,200
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                          686,479                  292,148
Minority partner interest                                              (74,727)                  41,914
Changes in assets and liabilities:
  Increase in inventories                                             (105,567)                  (7,677)
  (Increase) decrease in receivables from related parties              (31,352)                  35,939
  Increase in other assets                                            (875,104)                (553,878)
  Decrease in prepaid rent                                              12,600                   12,600
  Increase (decrease) in accounts payable                               30,884                 (797,791)
  Increase in accrued expenses                                         506,029                  948,284
  Decrease in payable to related parties                                  --                     (1,572)
  Increase in sales tax payable                                        221,124                  110,257
  Increase in income taxes payable                                      83,000                  273,000
  Increase in deferred rent                                             62,286                   35,480
                                                                    ----------               ----------
Total adjustments                                                      515,652                  388,704
                                                                    ----------               ----------
Net cash provided by operating activities                            1,434,585                  996,904
                                                                    ----------               ----------

INVESTING ACTIVITIES:
Purchase of property and equipment                                    (950,970)                (225,655)
                                                                    ----------               ----------
Net cash used in investing activities                                 (950,970)                (225,655)
                                                                    ----------               ----------

FINANCING ACTIVITIES:
Repayment of debt                                                      (50,834)                 (27,274)
                                                                    ----------               ----------
Net cash used in financing activities                                  (50,834)                 (27,274)
                                                                    ----------               ----------

Net increase in cash                                                   432,781                  743,975

CASH AT BEGINNING OF PERIOD                                          3,033,851                  778,779
                                                                    ----------               ----------

CASH AT END OF PERIOD                                               $3,466,632               $1,520,754
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

The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K filed with the Securities and Exchange Commission.

2.    OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                       March 30, 1997        December 29, 1996
                                       --------------        -----------------

Preopening costs                        $   947,016             $1,050,898
Prepaid expenses                            280,466                259,721
Accounts receivable                         743,301                131,400
Other current assets                            -                   13,386
                                        -----------             ----------
                                        $ 1,970,783             $1,455,405
                                        ===========             ==========

3.    PUBLIC OFFERING

The Company completed an initial public offering of 1,400,000 shares of common stock and 700,000 warrants on April 29, 1996 raising net proceeds of $5,090,000. Concurrent with the Offering, the Company converted $750,000 of outstanding debt and $159,000 in minority partner interest into 200,000 shares of common stock and 100,000 warrants at $4.50 per share and $0.09 per warrant, respectively, which represented the initial public offering price net of underwriter's discount. In connection with the conversion of debt, the lender was also granted an option (the "Lender's Option") to purchase additional shares and warrants at $4.50 per share and $0.09 per warrant simultaneously with and in the same proportion to which the underwriter exercises its over-allotment option. The Lender's Option was exercised simultaneously with the underwriter's over-allotment option effective May 13, 1996 resulting in an additional $1,035,000 in net proceeds. Upon completion of the Offering, the Company repaid a $1,310,000 principal amount loan plus accrued and unpaid interest thereon of $307,000 to a stockholder.

The effect of these transactions was to increase the pro forma weighted average number of shares outstanding to 4,317,000 and 3,287,000 for the 13 weeks ended March 30, 1997 and March 31, 1996, respectively. The pro forma weighted average number of shares assumes the additional shares were outstanding for the entire period. The pro forma earnings per share reflecting the increased pro forma weighted average number of shares outstanding was $0.21 and $0.18 for the 13 weeks ended March 30, 1997 and March 31, 1996, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or where indicated, restaurant sales.

                                                                   13 Weeks Ended
                                                       March 30, 1997         March 31, 1996
                                                       --------------         --------------


REVENUES:
  Restaurant sales                                          99.4%                99.0%
  Management fees from related parties                       0.6%                 1.0%
                                                           -----                -----
                                                           100.0%               100.0%
                                                           -----                -----
COST AND EXPENSES:
  Cost of restaurant sales (1)                              35.6%                34.9%
  Labor and other related expenses (1)                      26.0%                24.1%
  Other restaurant operating expenses (1)                   19.3%                20.1%
                                                           -----                -----
Total restaurant costs and expenses (1)                     80.9%                79.1%
                                                           -----                -----

  General and administrative expenses                        6.6%                 7.7%
  Depreciation and amortization                              4.0%                 2.8%
INCOME FROM OPERATIONS                                       9.0%                11.3%
                                                           -----                -----

OTHER INCOME (EXPENSE):
  Interest income                                            0.2%                 0.0%
  Interest expense                                          -0.5%                -1.1%
  Other expense, net                                        -0.2%                -1.4%
                                                           -----                -----
                                                            -0.5%                -2.5%
                                                           -----                -----
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                    8.5%                 8.8%

ELIMINATION OF MINORITY PARTNER INTEREST                    -0.3%                -0.5%
                                                           -----                -----

INCOME BEFORE PROVISION FOR INCOME TAXES                     8.2%                 8.3%

PROVISION FOR INCOME TAXES                                  -2.8%                -2.6%

                                                           =====                =====
NET INCOME                                                   5.4%                 5.7%
                                                           =====                =====

(1) As a percentage of restaurant sales.



13 weeks ended March 30, 1997 and March 31, 1996

Revenues. Total revenues for the13 weeks ended March 30, 1997 were $16,976,000 as compared to $10,613,000 for the 13 weeks ended March 31, 1996. The increase in revenues was due to the opening of ten new restaurants during 1996 subsequent to the first quarter of 1996, one new restaurant opening in the first quarter of 1997, and a 4.5% increase in same store sales during the 13 weeks ended March 30, 1997 over the comparable period in 1996. The increase in same store sales was primarily attributable to an increase in the number of customers served, resulting from expanded advertising in certain markets due to efficiencies realized through new restaurant openings, and from the remodeling of certain of these restaurants, and, to a lesser extent, from selected menu price adjustments. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same-store sales increases at the same rate in the future.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales increased to 35.6% for the first quarter of 1997 from 34.9% for the first quarter of 1996. This increase was attributed to commodity cost increases on food purchases, primarily shrimp, versus the comparable period in1996. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. While the Company benefited from a favorable fluctuation in prices during the first and second quarters of 1996, the Company has not experienced such comparable low prices since that time. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices, accordingly.

Labor and other related expenses. Labor and other related expenses, as a percentage of restaurant sales, increased to 26.0% during the first quarter of 1997 as compared to 24.1% for the first quarter of 1996. This increase was primarily attributable to initial higher hourly labor costs incurred mostly in January, 1997 associated with the opening of six new restaurants in late December, 1996. The Company expects to incur higher hourly labor costs as it expands into the Midwest markets.

Other restaurant operating expenses. The other restaurant operating expenses as a percentage of sales improved to 19.3% for the first quarter of 1997 as compared with 20.1% for the first quarter of 1996. The improvement was attributed to efficiencies realized through higher sales volumes as well as through lower occupancy costs related to two restaurants that were purchased and opened subsequent to March 31, 1996.

General and administrative expenses. The general and administrative expenses decreased to 6.6% for the first quarter of 1997 as compared with 7.7% for the first quarter of 1996. The improvement is due to efficiencies gained as general and administrative expenses increased at a lower rate than revenues.

Depreciation and amortization. Depreciation and amortization increased to 4.0% for the first quarter of 1997 from 2.8% in the first quarter of 1996. The increase was primarily due to pre-opening amortization of 1.8% during the first quarter of 1997 as compared to 0.8% during the first quarter of 1996 attributable to the increase in the number of store openings.

Interest expense, net. The decrease in net interest expense to $52,000 in the first quarter of 1997 as compared to $118,000 in the first quarter of 1996 resulted from lower average outstanding balances of debt in 1997. The Company repaid indebtedness from the proceeds of the public offering in the second quarter of 1996 and converted $750,000 of indebtedness into common stock and warrants concurrently with the public offering.

Other expenses. The other expenses decreased to $27,000 for the first quarter of 1997 as compared with $148,000 for the first quarter of 1996. The decrease was primarily attributable to the non-recurring compensatory expense related to stock warrants issued during the first quarter of 1996.

Provision for income taxes. A provision for income taxes of $473,000 was recognized for the first quarter of 1997 as compared to $273,000 during the same quarter in 1996. The increase in the provision for income taxes was attributed to higher income before taxes as well as to an increase in the effective tax rate being utilized by the Company to 34% in Fiscal 1997 from 31% in Fiscal 1996. The effective tax rates are based on federal statutory rates and state income tax rates coupled with the timing of the recognition of tax assets and the utilization of the available net operating loss carryforward. This tax provision is based on current tax law and is subject to change.

Income from operations and net income. The income from operations increased $320,000 or 27% to $1,523,000 for the first quarter of 1997 from $1,203,000 for the first quarter of 1996. The net income increased 51% to $919,000 for the first quarter of 1997 from $608,000 for the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 1997, the Company's current liabilities of $7,517,000 exceeded its current assets of $6,370,000, resulting in a working capital deficiency of $1,147,000. As is customary in the restaurant industry, the Company has generally operated with negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the first quarter of 1997 was $1,435,000 as compared with $997,000 for the first quarter of 1996. The increase of $438,000 is primarily attributable to improved operating results for the first quarter of 1997 over the comparable period in 1996, as reflected in the $311,000 increase in quarterly net income.

The cash used in investing activities was $951,000 for the first quarter of 1997 as compared with $226,000 for the first quarter of 1996. The increase of $725,000 was attributable to the Company engaging in one remodeling, one restaurant opening during the first quarter of 1997 and construction costs incurred on another restaurant which opened subsequent to the first quarter of 1997 as compared to only one remodeling during the first quarter of 1996.

SEASONALITY

The restaurant industry in general is seasonal depending on the location and type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to various factors, including the seasonal nature of its business, weather conditions in Florida and the health of Florida's economy in general and the tourism industry in particular. The Company's restaurant sales increase from January through April and June through August, the peaks of the Florida tourism season and generally decrease from September through mid December. Seasonality at the Company's restaurants is magnified due to their present exclusivity to Florida and, in many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

      During the 13 week period ended March 30, 1997, there were no matters submitted to a vote of the stockholders.

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SHELLS SEAFOOD RESTAURANTS, INC.
                                                (Registrant)


      May 14, 1997                    /s/ William E. Hattaway
----------------------------         ------------------------------------------
          Date                        William E. Hattaway
                                      President and Chief Executive Officer


      May 14, 1997                    /s/ Warren R. Nelson
----------------------------         ------------------------------------------
          Date                        Warren R. Nelson
                                      Vice President and Chief Financial Officer