Form 10-Q
period 1997-06-30
SHELLS SEAFOOD RESTAURANTS INC
filed 1997-08-13
CIK 935066

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q
x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the Quarterly Period Ended June 29, 1997

__Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the Transition Period from __________to __________

                           Commission File No. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   65-0427966
--------------------------------           ------------------------------------
(State or other jurisdiction of            (IRS) Employer Identification Number
incorporation or organization)

           16313 North Dale Mabry Highway, Suite 100, Tampa, FL 33618
       -----------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (813) 961-0944
                             ---------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    x     No
                                          -------     --------

             Class                               Outstanding at August 8, 1997
----------------------------                     -----------------------------
Common stock, $.01 par value                               4,214,587

                        SHELLS SEAFOOD RESTAURANTS, INC.
                                      Index



Part I - Financial Information                                     Page Number

    Item 1 - Financial Statements

      Consolidated Balance Sheets as of June 29, 1997 and
            December 29,  1996                                            3

      Consolidated Statements of Income for the 13 weeks and 26 weeks
            ended June 29, 1997 and June 30, 1996                         4

      Consolidated Statements of Cash Flows     for the 26 weeks
            ended June 29, 1997 and June 30, 1996                         5

      Notes to Consolidated Financial Statements                        6-7

    Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    8-11

Part II - Other Information                                              12

Signatures                                                               13

                        SHELLS SEAFOOD RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                   June 29, 1997    December 29, 1996
                                                                  --------------    -----------------
                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                               $  3,421,489        $  3,033,851
Inventories                                                             769,059             663,563
Other current assets                                                  2,044,265           1,455,405
Receivables from related parties                                        118,712             132,048
                                                                   ------------        ------------
   Total current assets                                               6,353,525           5,284,867
Property and equipment, net                                          11,114,863           8,655,149
Prepaid rent                                                            349,521             374,721
Other assets                                                            408,548             346,707
Goodwill                                                              3,608,485           3,711,583
                                                                   ------------        ------------
TOTAL ASSETS                                                       $ 21,834,942        $ 18,373,027
                                                                   ============        ============
LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
Accounts payable                                                   $  2,899,253        $  2,486,943
Accrued expenses                                                      2,618,580           2,159,788
Sales tax payable                                                       397,812             282,966
Income taxes payable                                                    356,716             496,216
Current portion of notes payable - stockholders                       1,000,000           1,000,000
Current portion of long-term debt                                       291,415             276,765
                                                                   ------------        ------------
   Total current liabilities                                          7,563,776           6,702,678
Deferred rent                                                         1,012,009             857,830
Long-term debt, less current portion                                  1,583,006           1,160,513
                                                                   ------------        ------------
   Total liabilities                                                 10,158,791           8,721,021
                                                                   ------------        ------------
Minority partner interest                                               477,805             511,810
                                                                   ------------        ------------
Shells, Inc. preferred shares subject to redemption,
   $10 par value; authorized 10,000,000 shares; 148,250 and
   185,312 issued and outstanding as of June 29, 1997 and
   December 29, 1996, respectively                                   1,334,852           1,668,476
                                                                   ------------        ------------
STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
   2,000,000 shares; none issued or outstanding                            --                  --
Common stock, $.01 par value; authorized 20,000,000
   shares; 3,429,551 and 3,297,436 shares issued and outstanding
   as of June 29, 1997 and December 29, 1996, respective                 34,296              32,975
Additional paid-in-capital                                            8,233,917           7,480,548
Retained earnings (deficit)                                           1,595,281             (41,803)
                                                                   ------------        ------------
   Total stockholders'  equity                                        9,863,494           7,471,720
                                                                   ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 21,834,942        $ 18,373,027
                                                                   ============        ============


                See notes to consolidated financial statements.


                         SHELLS SEAFOOD RESTAURANTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE 13 WEEKS AND 26 WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                  (Unaudited)

                                                   13 Weeks Ended                        26 Weeks Ended
                                          June 29, 1997       June 30, 1996     June 29, 1997       June 30, 1996
                                         ---------------     ---------------   ---------------     ---------------
REVENUES:
 Restaurant sales                        $    16,387,076     $    10,276,270   $    33,253,191     $    20,782,593
 Management fees from related parties            105,341             103,626           215,254             210,320
                                         ---------------     ---------------   ---------------     ---------------
                                              16,492,417          10,379,896        33,468,445          20,992,913
                                         ---------------     ---------------   ---------------     ---------------
COST AND EXPENSES:
 Cost of restaurant sales                      5,721,103           3,616,774        11,723,746           7,284,018
 Labor and other related expenses              4,299,265           2,589,726         8,690,812           5,117,604
 Other restaurant operating expenses           3,178,983           2,074,601         6,434,306           4,184,597
 General and administrative expenses           1,308,602             900,878         2,425,878           1,713,406
 Depreciation                                    333,030             147,867           655,183             294,131
 Amortization                                    410,738             119,719           775,064             265,603
                                         ---------------     ---------------   ---------------     ---------------
                                              15,251,721           9,449,565        30,704,989          18,859,359
                                         ---------------     ---------------   ---------------     ---------------
INCOME FROM OPERATIONS                         1,240,696             930,331         2,763,456           2,133,554
                                         ---------------     ---------------   ---------------     ---------------
OTHER INCOME (EXPENSE):
 Interest income                                  45,844              54,889            84,014              54,889
 Interest expense                                (88,747)            (71,570)         (178,748)           (189,708)
 Other income (expense), net                       3,080            (162,942)          (23,833)           (311,425)
                                         ---------------     ---------------   ---------------     ---------------
                                                 (39,823)           (179,623)         (118,567)           (446,244)
                                         ---------------     ---------------   ---------------     ---------------
INCOME BEFORE ELIMINATION OF MINORITY
   PARTNER INTEREST AND INCOME TAXES           1,200,873             750,708         2,644,889           1,687,310

ELIMINATION OF MINORITY PARTNER INTEREST         (55,722)            (57,024)         (107,805)           (112,426)
                                         ---------------     ---------------   ---------------     ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES       1,145,151             693,684         2,537,084           1,574,884

PROVISION FOR INCOME TAXES                      (390,000)           (215,000)         (863,000)           (488,000)
                                         ---------------     ---------------   ---------------     ---------------
NET INCOME                                       755,151             478,684         1,674,084           1,086,884

PREFERRED SHARES ACCRETION                       (18,500)            (29,250)          (37,000)            (58,500)
                                         ---------------     ---------------   ---------------     ---------------
NET INCOME APPLICABLE TO COMMON STOCK    $       736,651     $       449,434   $     1,637,084     $     1,028,384
                                         ===============     ===============   ===============     ===============
NET INCOME PER SHARE OF COMMON STOCK     $          0,16     $          0.13   $          0.36     $          0.38
                                         ===============     ===============   ===============     ===============
WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                    4,539,413           3,558,139         4,532,976           2,724,256
                                         ===============     ===============   ===============     ===============

                 See notes to consolidated financial statements

                        SHELLS SEAFOOD RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE 26 WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                   (Unaudited)


                                                               26 Weeks Ended
                                                     -----------------------------------
                                                      June 29, 1997       June 30, 1996
                                                     ----------------    ---------------
OPERATING ACTIVITIES:
Net  income                                             $ 1,674,084        $ 1,086,884
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                             1,430,247            559,734
Minority partner interest                                   (34,005)            69,495
Changes in assets and liabilities:
  (Increase) decrease in inventories                       (105,496)             3,206
  Decrease in receivables from related parties               13,336             41,370
  Increase in other assets                               (1,322,667)          (352,631)
  Decrease in prepaid rent                                   25,200             25,199
  Increase (decrease) in accounts payable                   412,310           (608,307)
  Increase in accrued expenses                              458,792            609,002
  Decrease in payable to related parties                         --            (98,927)
  Increase in sales tax payable                             114,846             39,761
 (Decrease) increase in income taxes payable               (139,500)           488,000
  Increase in deferred rent                                 154,179             81,232
                                                        -----------        -----------
Total adjustments                                         1,007,242            857,134
                                                        -----------        -----------
Net cash provided by operating activities                 2,681,326          1,944,018
                                                        -----------        -----------
INVESTING ACTIVITIES:
Purchase of investment securities                               --          (5,110,000)
Purchase of property and equipment                       (3,114,897)          (746,709)
                                                        -----------        -----------
Net cash used in investing activities                    (3,114,897)        (5,856,709)
                                                        -----------        -----------

FINANCING ACTIVITIES:
Proceeds from the issuance of debt                          576,050            108,090
Repayment of debt                                          (138,907)        (1,412,737)
Redemption of preferred shares                             (370,624)                --
Proceeds from the issuance of common stock and
   warrants                                                 754,690          6,124,455
                                                        -----------        -----------
Net cash provided by financing activities                   821,209          4,819,808
                                                        -----------        -----------
Net increase in cash                                        387,638            907,117

CASH AT BEGINNING OF PERIOD                               3,033,851            776,779
                                                        -----------        -----------
CASH AT END OF PERIOD                                   $ 3,421,489        $ 1,683,896
                                                        ===========        ===========
Supplemental disclosure of cash flow information:
Cash paid for interest:                                 $   177,644        $   403,097
Cash paid for income taxes:                             $ 1,002,500        $      --


Effective April
 23, 1996, the Company issued 200,000 shares of common stock and
   100,000 warrants upon the conversion of $750,000 of related party debt and
                     $159,000 of minority partner interest.

                See notes to consolidated financial statements.

                        SHELLS SEAFOOD RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

2.    OTHER CURRENT ASSETS

Other current assets consist of the following:


                                      June 29, 1997     December 29, 1996
                                      -------------     -----------------

Preopening costs                         $  946,601            $1,050,898
Prepaid expenses                            693,892               259,721
Accounts receivable                         403,772               131,400
Other current assets                              -                13,386
                                         ----------            ----------
                                         $2,044,265            $1,455,405
                                         ==========            ==========
3.    PUBLIC OFFERING

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

Effective June 16,1997, the Company issued a Notice of Redemption of Common Stock Purchase Warrants. This notice resulted in the exercise by holders of warrants to purchase approximately 917,000 shares of common stock prior to the warrant redemption date of July 16, 1997, providing net proceeds to the Company of approximately $5,300,000. The warrants exercised and the net proceeds received therefrom through the second quarter ended June 29, 1997 were approximately 132,000 and $755,000, respectively.

The exercise of warrants prior to June 29, 1997 increased the pro forma weighted average number of shares outstanding to 4,604,000 for the 13 and 26 weeks ended June 29, 1997 and to 4,228,000 and 4,168,000 for the 13 and 26 weeks ended June 30, 1996, respectively. The pro forma weighted average number of shares assumes the additional shares issued through June 29, 1997 were outstanding since January 1, 1996. The pro forma earnings per share reflecting the increased pro forma weighted average number of shares outstanding were $0.16 and $0.36 for the 13 and 26 weeks ended June 29, 1997, respectively, as compared with $0.11 and $0.25 for the 13 and 26 weeks ended June 30, 1996, respectively.

4.    EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which will be effective for the Company in the fourth quarter of 1997. SFAS No. 128 simplifies the computation for earnings per share by excluding the dilutive effect of common stock equivalents from basic earnings per share and makes the earnings per share calculation comparable to international standards. Early adoption of this statement prior to the end of 1997 is not allowed.

The following table (in thousands except per share data) presents the effect of SFAS No. 128 on the Company's net income per share applicable to common share owners as if adopted for current period disclosure.


                                                    13 weeks ended                      26 weeks ended
                                            June 29, 1997     June 30, 1996     June 29, 1997     June 30, 1996
                                            -------------     -------------     -------------     -------------
Net Income                                     $  755            $  479            $1,674            $1,087
Preferred share accretion                         (18)              (29)              (37)              (59)
                                            -------------------------------------------------------------------
Net Income Applicable to Common Share
Owners                                         $  737            $  449            $1,637            $1,028
                                            ===================================================================
Basic Average Common Shares Outstanding         3,367             2,800             3,361             2,135

Basic Net Income Per Share Applicable to
Common Share Owners                            $ 0.22            $ 0.16            $ 0.49            $ 0.48

Effect of Dilutive Securities:
Stock Options                                     134                68               133                33
Warrants                                        1,039               690             1,039               556

Diluted Average Common Shares
Outstanding                                     4,540             3,558             4,533             2,724

Diluted Net Income Per Share Applicable to
Common Share Owners                             $ 0.16            $ 0.13            $ 0.36            $ 0.38


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or where indicated, restaurant sales.


                                                        13 Weeks Ended                         26 Weeks Ended
                                              ---------------------------------     ---------------------------------
                                              June 29, 1997       June 29, 1996     June 29, 1997       June 29, 1996
                                              -------------       -------------     -------------       -------------

REVENUES:
  Restaurant sales                                99.4%               99.0%               99.4%               99.0%
  Management fees from related parties             0.6%                1.0%                0.6%                1.0%
                                                 -----               -----               -----               -----
                                                 100.0%              100.0%              100.0%              100.0%
                                                 -----               -----               -----               -----
COST AND EXPENSES:
  Cost of restaurant sales (1)                    34.9%               35.2%               35.3%               35.0%
  Labor and other related expenses (1)            26.2%               25.2%               26.1%               24.6%
  Other restaurant operating expenses (1)         19.4%               20.2%               19.3%               20.2%
                                                 -----               -----               -----               -----
Total restaurant costs and expenses (1)           80.5%               80.6%               80.7%               79.8%
                                                 -----               -----               -----               -----
  General and administrative expenses              7.9%                8.7%                7.2%                8.2%
  Depreciation                                     2.0%                1.4%                2.0%                1.4%
  Amortization                                     2.5%                1.2%                2.3%                1.3%
                                                 -----               -----               -----               -----
INCOME FROM OPERATIONS                             7.5%                9.0%                8.3%               10.2%
                                                 -----               -----               -----               -----
OTHER INCOME (EXPENSE):
  Interest income                                  0.3%                0.5%                0.3%                0.3%
  Interest expense                                -0.5%               -0.7%               -0.5%               -1.0%
  Other expense, net                               0.0%               -1.6%               -0.1%               -1.5%
                                                 -----               -----               -----               -----
                                                  -0.2%               -1.8%               -0.3%               -2.2%
                                                 -----               -----               -----               -----
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES          7.3%                7.2%                8.0%                8.0%

ELIMINATION OF MINORITY PARTNER INTEREST          -0.3%               -0.5%               -0.3%               -0.5%
                                                 -----               -----               -----               -----
INCOME BEFORE PROVISION FOR INCOME TAXES           7.0%                6.7%                7.7%                7.5%

PROVISION FOR INCOME TAXES                        -2.4%               -2.1%               -2.7%               -2.3%
                                                 -----               -----               -----               -----
NET INCOME                                         4.6%                4.6%                5.0%                5.2%
                                                 =====               =====               =====               =====

(1) As a percentage of restaurant sales.

13 weeks ended June 29, 1997 and June 30, 1996

Revenues. Total revenues for the13 weeks ended June 29, 1997 were $16,492,000 as compared to $10,380,000 for the 13 weeks ended June 30, 1996. The increase in revenues was due to the opening of nine new restaurants during the fourth quarter of 1996, and the opening of four new restaurants during the first six months of 1997. Same store sales for the 13 weeks ended June 29, 1997 were unchanged from the comparable period in 1996.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales decreased to 34.9% for the 13 weeks ended June 29, 1997 from 35.2% for the 13 weeks ended June 30,1996. This decrease was attributed primarily to commodity cost savings on food purchases, particularly snow crab, versus the comparable period in 1996. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices, accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales increased to 26.2% during the 13 weeks ended June 29,1997 as compared to 25.2% for 13 weeks ended June 30,1996. This increase was primarily attributable to the initial higher hourly labor costs associated with the opening of the new restaurants, including those in the Midwest markets. The Company expects to incur higher hourly labor costs as it expands into the Midwest markets.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of sales improved to 19.4% for the 13 weeks ended June 29, 1997 as compared with 20.2% for the 13 weeks ended June 30, 1996. The lower operating expenses as a percentage of sales were attributed primarily to lower occupancy costs related to two restaurants that were purchased subsequent to June 30, 1996 as well as lower advertising expenses in 1997. The advertising expenses were higher during the 13 weeks ended June 30, 1996 due to advertising production costs.

General and administrative expenses. General and administrative expenses decreased to 7.9% as a percentage of revenues for the 13 weeks ended June 29, 1997 as compared with 8.7% for the 13 weeks ended June 30, 1996. The improvement of 0.8% for the 13 weeks ended June 29, 1997 is attributed to efficiencies realized through higher sales levels attributed to restaurants opened since June 30, 1996.

Depreciation. Depreciation increased to 2.0% for the 13 weeks ended June, 29 1997 from 1.4% for the same period in 1996. The increase was primarily due to the larger number of new restaurant openings, the remodeling of existing restaurants during the second half of fiscal 1996 as well as the purchase of two units subsequent to June 30, 1996.

Amortization. Amortization increased to 2.5% for the 13 weeks ended June 29, 1997 from 1.2% for the comparable period in 1996. The increase is due to pre-opening amortization related to 14 restaurants during the 13 weeks ended June 29, 1997 as compared with pre-opening amortization of four restaurants during the same period in 1996.

Other income (expenses). Other income for the 13 weeks ended June 29, 1997 was $3,000 as compared to other expense of $163,000 for the same period in 1996. The decrease was primarily attributable to a non-recurring expense during the 13 weeks ended June 30, 1996 related to an arbitration hearing.

Provision for income taxes. A provision for income taxes of $390,000 was recognized for the 13 weeks ended June 29, 1997 as compared to $215,000 during the comparable period in 1996. The increase in the provision for income taxes was attributed to higher income before taxes as well as to an increase in the effective tax rate being utilized by the Company to 34% in Fiscal 1997 from 31% in Fiscal 1996. The effective tax rates are based on federal statutory rates and state income tax rates coupled with the timing of the recognition of tax assets and the utilization of the available net operating loss carryforward.

Income from operations and net income. Income from operations increased $311,000 or 33% to $1,241,000 for the 13 weeks ended June 29, 1997 from $930,000 for the 13 weeks ended June 30, 1996. Net income increased $276,000 or 58% to $755,000 for the 13 weeks ended June 29, 1997 from $479,000 for the 13 weeks ended June 30, 1996.

26 weeks ended June 29, 1997 and June 30, 1996

Revenues. Total revenues for the 26 weeks ended June 29, 1997 were $33,468,000 as compared to $20,993,000 for the 26 weeks ended June 30, 1996. The increase was due to the opening of nine restaurants during the fourth quarter of 1996 along with the opening of four restaurants during the 26 weeks ended June 29,1997 as well as a 2.3% increase in same store sales during the 26 weeks ended June 29, 1997. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same store sales increases at the same rate in the future.

Cost of restaurant sales. Cost of restaurant sales as a percentage of restaurant sales increased to 35.3% for the 26 weeks ended June 29, 1997 as compared to 35.0% for the same period in 1996. This increase was primarily attributable to commodity cost savings on food purchases, primarily shrimp, during the first quarter of 1996. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales increased to 26.1% for the 26 weeks ended June 29,1997 as compared to 24.6% during the comparable period in 1996. This increase was primarily attributable to the initial higher hourly labor costs with the opening of the newest restaurants, including those in the Midwest markets.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of sales improved to 19.3% for the 26 weeks ended June 29, 1997 as compared with 20.2% for the comparable period in 1996. The improvement was attributed to lower occupancy costs related to two restaurants that were purchased during the second half of 1996 as well as lower advertising expenses during the 26 weeks ended June 29,1997 attributed to advertising production costs incurred during the 13 weeks ended June 30,1996.

General and administrative expenses. General and administrative expenses as a percentage of revenues decreased to 7.2% for the 26 weeks ended June 29, 1997 as compared to 8.2% for the same period during 1996 due to efficiencies realized through higher sales levels associated with the increase in the number of restaurants as well as same store sales increases.

Other income (expenses). Other expenses were $24,000 for the 26 weeks ended June 29, 1997 as compared to $311,000 for the comparable period in 1996. The decrease was primarily attributable to non-recurring expenses during the 26 weeks ended June 30, 1996 related to an arbitration hearing and the recognition of compensatory expense related to stock warrants issued during the first quarter of 1996.

Provision for income taxes. A provision for income taxes of $863,000 was recorded for the 26 weeks ended June 29, 1997 as compared to $488,000 during the comparable period in 1996. The increase in the provision for income taxes was attributed to higher income before taxes as well as to an increase in the effective tax rate for the Company to 34% in Fiscal 1997 from 31% in Fiscal 1996. The effective tax rates are based on federal statutory rates and state income tax rates coupled with the timing of the recognition of tax assets and the utilization of the available net operating loss carryforward.

Income from operations and net income. Income from operations increased $629,000 or 29% to $2,763,000 for the 26 weeks ended June 29, 1997 from $2,134,000 for the comparable period in 1996. Net income increased $587,000 or 54% to $1,674,000 for the 26 weeks ended June 30, 1997 from $1,087,000 for the comparable period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1997, the Company's current liabilities of $7,564,000 exceeded its current assets of $6,354,000, resulting in a working capital deficiency of $1,210,000. As is customary in the restaurant industry, the Company has generally operated with negative working capital as a result of the investing of current assets into property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the first six months of 1997 was $2,681,000 as compared with $1,944,000 for the same period in 1996. The increase of $737,000 is primarily attributable to improved operating results for the 26 weeks ended June 29, 1997 over the comparable period in 1996, as reflected by the $587,000 increase in net income.

The cash used in purchasing property and equipment was $3,115,000 for the 26 weeks ended June 29, 1997 as compared with $747,000 for the same period in1996. The increase of $2,368,000 was attributable to the Company engaging in one remodeling, four restaurant openings, and construction costs incurred on other restaurants which will open subsequent to June, 1997, during the 26 weeks ended June 29, 1997 as compared to one remodeling and one opening during the same period during 1996.

SEASONALITY

The restaurant industry in general is seasonal depending on the location and type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to various factors, including the seasonal nature of its business, weather conditions in Florida and the health of Florida's economy in general and the tourism industry in particular. The Company's sales are generally higher from January through April and June through August, the peaks of the Florida tourism season. Seasonality at the Company's restaurants is magnified due to its present concentration in Florida and, in many cases, locations are in coastal cities. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

Part II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 20, 1997, the stockholders voted (i) to amend the Company's 1995 Stock Option Plan to increase the aggregate number of shares of Common Stock which may be issued thereunder from 240,000 shares to 340,000 shares, and, (ii) to adopt the Stock Option Plan for Non-Employee Directors. The adoption of the amendment to the Company's 1995 Stock Option Plan was approved by the vote of 2,071,547 shares for, and 28,479 shares against, 11,975 shares abstaining and 928,840 shares representing broker non-votes. The adoption of the Stock Option Plan for Non-Employee Directors was approved by the vote of 2,062,030 shares for, 37,096 shares against, 12,875 shares abstaining and 928,840 shares representing broker non-votes.

      In addition, at the Annual Meeting of Stockholders held on May 20, 1997, the following directors were nominated and elected by the votes indicated:

Frederick R. Adler:     3,037,306 For, 3,535 Against or Withheld, 0 Abstaining
William E. Hattaway:    3,037,020 For, 3,821 Against or Withheld, 0 Abstaining
Philip R. Chapman:      3,031,217 For, 9,624 Against or Withheld, 0 Abstaining
Kamal Mustafa:          3,031,570 For, 9,271 Against or Withheld, 0 Abstaining
Jay S. Nickse:          3,032,217 For, 8,624 Against or Withheld, 0 Abstaining
Edwin F. Russo:         3,030,353 For, 10,488 Against or Withheld, 0 Abstaining

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

          99. Notice of Redemption of Common Stock Purchase Warrants, dated June 16, 1997.

      (b) On June 16, 1997 the Registrant gave notice to the holders of all of its outstanding publicly registered Common Stock Purchase Warrants (the "Public Warrants") that the Company would redeem the Public Warrants on July 16, 1997 (the "Redemption Date"), at a redemption price of $0.10 per Warrant. In addition, simultaneous with the delivery of notice to the holders of the Public Warrants, the Company gave notice of redemption to holders of warrants to purchase an additional 112,376 shares of Common Stock at an exercise price of $6.00 per share (the "Private Warrants" and together with the Public Warrants, the "Warrants"). The Warrants were exercisable at any time up to and including 5:00 p.m., Eastern Standard Time, on July 16, 1997 (the "Exercise Termination Time"), at a redemption price of $0.10 per Warrant. The notice of redemption sent to the holders of the Public Warrants was attached as an exhibit to the Form 8-K and detailed the procedures for exercising the Public Warrants.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SHELLS SEAFOOD RESTAURANTS, INC.
                                           (Registrant)



      August 12, 1997              /s/ William E. Hattaway
-----------------------------      ------------------------------------
                        Date       William E. Hattaway
                                   President and Chief Executive Officer


     August 12, 1997                /s/ Warren R. Nelson
----------------------------       ------------------------------------
                       Date        Warren R. Nelson
                                   Vice President and Chief Financial Officer