Form 10-Q
period 1997-09-28
SHELLS SEAFOOD RESTAURANTS INC
filed 1997-11-12
CIK 935066

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 28, 1997

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________to __________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____

         Class                              Outstanding at November 7, 1997
         -----                              -------------------------------
Common stock, $.01 par value                             4,226,018

                        SHELLS SEAFOOD RESTAURANTS, INC.
                                      Index


Part I - Financial Information                                                         Page Number

   Item 1 - Financial Statements
         Consolidated Balance Sheets as of September 28, 1997 (Unaudited) and
               December 29,  1996                                                         3

         Consolidated Statements of Income (Unaudited) for the 13 weeks and 39
               weeks ended September 28, 1997 and September 29, 1996                      4

         Consolidated Statements of Cash Flows
               (Unaudited) for the 39 weeks
               ended September 28, 1997 and September 29, 1996                            5

         Notes to Consolidated Financial Statements                                       6-7

   Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                        8-11

Part II - Other Information                                                               12

Signatures                                                                                13

                                                SHELLS SEAFOOD RESTAURANTS, INC.
                                                  CONSOLIDATED BALANCE SHEETS



                                                                        September 28, 1997   December 29, 1996
                                                                       -------------------   ------------------
ASSETS                                                                 (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                $  5,957,806           $  3,033,851
Inventories                                                                   770,918                663,563
Other current assets                                                        2,346,473              1,455,405
Receivables from related parties                                              176,710                132,048
                                                                         ------------           ------------
      Total current assets                                                  9,251,907              5,284,867
Property and equipment, net                                                12,187,195              8,655,149
Prepaid rent                                                                  336,921                374,721
Other assets                                                                  437,645                346,707
Goodwill                                                                    3,556,936              3,711,583
                                                                         ------------           ------------
TOTAL ASSETS                                                             $ 25,770,604           $ 18,373,027
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                         $  2,793,835           $  2,486,943
Accrued expenses                                                            2,461,780              2,159,788
Sales tax payable                                                             286,426                282,966
Income taxes payable                                                          538,716                496,216
Current portion of notes payable - stockholders                                  --                1,000,000
Current portion of long-term debt                                             246,822                276,765
                                                                         ------------           ------------
      Total current liabilities                                             6,327,579              6,702,678
Deferred rent                                                               1,084,679                857,830
Long-term debt, less current portion                                        1,504,874              1,160,513
                                                                         ------------           ------------
      Total liabilities                                                     8,917,132              8,721,021
                                                                         ------------           ------------

Minority partner interest                                                     498,948                511,810
                                                                         ------------           ------------

Shells, Inc. preferred shares subject to redemption,
      $10 par value; authorized 10,000,000 shares; 148,250 and
      185,312 issued and outstanding, respectively                          1,353,352              1,668,476
                                                                         ------------           ------------


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized
      2,000,000 shares; none issued or outstanding                               --                     --
Common stock, $.01 par value; authorized 20,000,000
      shares; 4,226,018 and 3,297,536 shares issued and
      outstanding, respectively                                                42,260                 32,975
Additional paid-in-capital                                                 12,940,936              7,480,548
Retained earnings (deficit)                                                 2,017,976                (41,803)
                                                                         ------------           ------------
      Total stockholders'  equity                                          15,001,172              7,471,720
                                                                         ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 25,770,604           $ 18,373,027
                                                                         ============           ============

                        CONSOLIDATED STATEMENTS OF INCOME
  FOR THE 13 WEEKS AND 39 WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                   (Unaudited)

                                                          13 Weeks Ended                         39 Weeks Ended
                                                 September 28,       September 29,       September 28,     September 29,
                                                     1997                1996                1997               1996
                                              ----------------      ----------------  -----------------   ----------------
REVENUES:
  Restaurant sales                              $ 16,501,055        $  9,536,148        $ 49,754,246        $ 30,318,741
  Management fees from related parties                94,753              94,182             310,007             304,502
                                                ------------        ------------        ------------        ------------
                                                  16,595,808           9,630,330          50,064,253          30,623,243
                                                ------------        ------------        ------------        ------------
COST AND EXPENSES:
  Cost of restaurant sales                         5,956,085           3,436,731          17,679,831          10,720,749
  Labor and other related expenses                 4,492,442           2,570,044          13,183,254           7,687,648
  Other restaurant operating expenses              3,378,830           2,072,032           9,813,136           6,256,629
  General and administrative expenses              1,138,249             805,556           3,564,127           2,518,962
  Depreciation                                       421,469             178,436           1,076,652             472,567
  Amortization                                       513,398             111,383           1,288,462             376,986
                                                ------------        ------------        ------------        ------------
                                                  15,900,473           9,174,182          46,605,462          28,033,541
                                                ------------        ------------        ------------        ------------

INCOME FROM OPERATIONS                               695,335             456,148           3,458,791           2,589,702
                                                ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
  Interest income                                    100,473              66,717             184,487             121,606
  Interest expense                                   (89,463)            (65,390)           (268,211)           (255,098)
  Other income (expense), net                         (2,004)             13,285             (25,837)           (298,140)
                                                ------------        ------------        ------------        ------------
                                                       9,006              14,612            (109,561)           (431,632)
                                                ------------        ------------        ------------        ------------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES            704,341             470,760           3,349,230           2,158,070

ELIMINATION OF MINORITY PARTNER INTEREST             (36,146)            (46,397)           (143,951)           (158,823)
                                                ------------        ------------        ------------        ------------

INCOME BEFORE PROVISION FOR INCOME TAXES             668,195             424,363           3,205,279           1,999,247

PROVISION FOR INCOME TAXES                          (227,000)           (131,000)         (1,090,000)           (619,000)
                                                ------------        ------------        ------------        ------------

NET INCOME                                           441,195             293,363           2,115,279           1,380,247

PREFERRED SHARES ACCRETION                           (18,500)            (29,250)            (55,500)            (87,750)
                                                ------------        ------------        ------------        ------------

NET INCOME APPLICABLE TO COMMON STOCK           $    422,695        $    264,113        $  2,059,779        $  1,292,497
                                                ============        ============        ============        ============

NET INCOME PER SHARE OF COMMON STOCK            $       0.08        $       0.07        $       0.42        $       0.42
                                                ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                       5,119,513           3,955,102           4,891,009           3,106,822
                                                ============        ============        ============        ============

                         See notes to consolidated financial statements

                        SHELLS SEAFOOD RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE 39 WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                   (Unaudited)



                                                 `
                                                                              1997           1996
                                                                         --------------  -------------
OPERATING ACTIVITIES:
Net  income                                                                $ 2,115,279    $ 1,380,247
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation and amortization                                                2,365,114        849,553
Minority partner interest                                                      (12,862)       105,892
Changes in assets and liabilities:
  (Increase) decrease in inventories                                          (107,355)        12,894
  Increase in receivables from related parties                                 (44,662)       (57,770)
  Increase in other assets                                                  (2,115,821)      (216,810)
  Decrease in prepaid rent                                                      37,800         37,799
  Increase (decrease) in accounts payable                                      306,892     (1,049,430)
  Increase in accrued expenses                                                 301,992        555,059
  Decrease in payable to related parties                                             -        (98,927)
  Increase (decrease) in sales tax payable                                       3,460        (12,270)
  Increase in income taxes payable                                              42,500        467,216
  Increase in deferred rent                                                    226,849        150,625
                                                                         --------------  -------------
Total adjustments                                                            1,003,907        743,831
                                                                         --------------  -------------
Net cash provided by operating activities                                    3,119,186      2,124,078
                                                                         --------------  -------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                          (4,608,698)    (2,334,258)
                                                                         --------------  -------------
Net cash used in investing activities                                       (4,608,698)    (2,334,258)
                                                                         --------------  -------------

FINANCING ACTIVITIES:
Proceeds from the issuance of debt                                             576,050        389,340
Repayment of debt                                                           (1,261,632)    (1,493,652)
Redemption of preferred shares                                                (370,624)             -
Proceeds from the issuance of common stock and warrants                      5,469,673      6,125,055
                                                                         --------------  -------------
Net cash provided by financing activities                                    4,413,467      5,020,743
                                                                         --------------  -------------

Net increase in cash                                                         2,923,955      4,810,563

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               3,033,851        776,779
                                                                         --------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 5,957,806    $ 5,587,342
                                                                         ==============  =============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                     $   329,049    $   519,881
Cash paid for Income taxes                                                 $ 1,047,500    $   151,784


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

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K filed with the Securities and Exchange Commission.

2.    OTHER CURRENT ASSETS

Other current assets consist of the following:

                            September 28, 1997        December 29, 1996
Preopening costs, net           $ 969,238                  $ 1,050,898
Prepaid expenses                  511,210                      259,721
Accounts receivable               866,025                      131,400
Other current assets                    -                       13,386
                            ===========================================
                              $ 2,346,473                  $ 1,455,405
                            ===========================================



3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                          September 28, 1997           December 29, 1996
Equipment                      $ 5,347,835                  $ 4,273,529
Leasehold improvements           5,124,679                    3,318,428
Furniture and fixtures           3,242,099                    1,803,848
Land and buildings               1,449,165                    1,422,871
Signs                              645,425                      357,665
Construction in progress                 -                       19,500
                          ----------------------------------------------
                                15,809,203                   11,195,841
Accumulated depreciation        (3,622,008)                  (2,540,692)
                          ==============================================
                              $ 12,187,195                  $ 8,655,149
                          ==============================================


4.    STOCKHOLDER'S EQUITY

Effective June 16,1997, the Company issued a Notice of Redemption of Common Stock Purchase Warrants. This notice resulted in the exercise by holders of warrants to purchase 917,000 shares of common stock prior to the warrant redemption date of July 16, 1997, providing net proceeds to the Company of $5,372,000.
                                       6

The exercise of warrants increased the pro forma weighted average number of shares outstanding to 5,193,000 for the 13 and 39 weeks ended September 28, 1997 and to 4,752,000 and 4,755,000 for the 13 and 39 weeks ended September 29, 1996, respectively. The pro forma weighted average number of shares assumes the additional shares that were outstanding as of September 28, 1997 were outstanding since January 1, 1996. The pro forma earnings per share reflecting the increased pro forma weighted average number of shares outstanding were $0.08 and $0.40 for the 13 and 39 weeks ended September 28, 1997, respectively, as compared with $0.06 and $0.27 for the 13 and 39 weeks ended September 29, 1996, respectively.

5.    EARNINGS PER SHARE

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

The following table (in thousands except per share data) presents the effect of SFAS No. 128 on the Company's net income per common share as if adopted for current period disclosure.

                                                            13 weeks ended                       39 weeks ended
                                                  September 28,      September 29,       September 28,     September 29,
                                                       1997              1996                1997              1996
Net income                                          $  442               $  293             $ 2,115          $ 1,380
Preferred share accretion                              (19)                 (29)                (56)             (87)
                                                 ----------------------------------------------------------------------
Net income applicable to common share owners        $  423               $  264             $ 2,059          $ 1,293
                                                 ======================================================================

Basic average common shares outstanding              4,065                3,298               3,563            2,514

Net income per share applicable to
common share owners                                 $ 0.10               $ 0.08             $  0.58          $  0.51
                                                 =====================================================================

Effect of dilutive securities:
Warrants                                               864                  638                 944              434
Stock options                                          154                   73                 123               47

Dilutive average common shares outstanding           5,083                4,009               4,630            2,995

Dilutive net income per share applicable         ---------------------------------------------------------------------
to common share owners                              $ 0.08               $ 0.07             $  0.44          $  0.43
                                                 =====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or where indicated, restaurant sales.

                                                        13 Weeks Ended                         39 Weeks Ended
                                              September 28,        September 29,     September 28,        September 29,
                                                   1997              1996                 1997                 1996
                                            ----------------------------------------- ------------------------------------------
REVENUES:
  Restaurant sales                                  99.4%            99.0%                 99.4%                99.0%
  Management fees from related parties               0.6%             1.0%                  0.6%                 1.0%
                                            ---------------------------- -------------------------------------------------------
                                                   100.0%           100.0%                100.0%               100.0%
                                            ---------------------------- -------------------------------------------------------
COST AND EXPENSES:
  Cost of restaurant sales (1)                      36.1%            36.0%                 35.5%                35.4%
  Labor and other related expenses (1)              27.2%            27.0%                 26.5%                25.4%
  Other restaurant operating expenses (1)           20.5%            21.7%                 19.7%                20.7%
                                            ---------------------------- -------------------------------------------------------
Total restaurant costs and expenses (1)             83.8%            84.7%                 81.7%                81.5%
                                            ---------------------------- -------------------------------------------------------

  General and administrative expenses                6.9%             8.4%                  7.1%                 8.2%
  Depreciation                                       2.5%             1.9%                  2.2%                 1.5%
  Amortization                                       3.1%             1.2%                  2.6%                 1.2%
                                            ---------------------------- -------------------------------------------------------
INCOME FROM OPERATIONS                               4.2%             4.7%                  6.9%                 8.5%
                                            ---------------------------- -------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                    0.6%             0.7%                  0.4%                 0.4%
  Interest expense                                  -0.5%            -0.7%                 -0.5%                -0.9%
  Other expense, net                                 0.0%             0.1%                 -0.1%                -1.0%
                                            ---------------------------- -------------------------------------------------------
                                                     0.1%             0.1%                 -0.2%                -1.5%
                                            ---------------------------- -------------------------------------------------------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES            4.3%             4.8%                  6.7%                 7.0%

ELIMINATION OF MINORITY PARTNER INTEREST            -0.2%            -0.5%                 -0.3%                -0.5%
                                            ---------------------------- -------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES             4.1%             4.3%                  6.4%                 6.5%

PROVISION FOR INCOME TAXES                          -1.4%            -1.4%                 -2.3%                -2.0%

                                            ============================ =======================================================
NET INCOME                                           2.7%             2.9%                  4.1%                 4.5%
                                            ============================ =======================================================

(1) As a percentage of restaurant sales.

13 weeks ended September 28, 1997 and September 29, 1996

Revenues. Total revenues for the 13 weeks ended September 28, 1997 were $16,596,000 as compared to $9,630,000 for the 13 weeks ended September 29, 1996. The $6,966,000 or 72.3% increase in revenues was due to the opening of nine new restaurants during the fourth quarter of 1996, and the opening of six new restaurants during the first nine months of 1997. Same store sales for the 13 weeks ended September 28, 1997 were unchanged from the comparable period in 1996.

Cost of restaurant sales. The cost of restaurant sales as a percentage of restaurant sales increased to 36.1% for the 13 weeks ended September 28, 1997 from 36.0% for the 13 weeks ended September 29,1996. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices, accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales increased to 27.2% during the 13 weeks ended September 28,1997 as compared to 27.0% for 13 weeks ended September 29,1996. This increase was primarily attributed to the initial higher hourly labor costs associated with the opening of new restaurants, including those in Midwest markets. The Company expects to incur higher hourly labor costs as it continues to expand into Midwest markets.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of sales improved to 20.5% for the 13 weeks ended September 28, 1997 as compared with 21.7% for the 13 weeks ended September 29, 1996. The lower operating expenses as a percentage of sales were attributed primarily to lower occupancy costs related to two restaurants that were purchased subsequent to September 29, 1996 as well as lower advertising expenses in 1997. The advertising expenses were higher during the 13 weeks ended September 29, 1996 due to advertising production costs.

General and administrative expenses. General and administrative expenses decreased to 6.9% as a percentage of revenues for the 13 weeks ended September 28, 1997 as compared with 8.4% for the 13 weeks ended September 29, 1996. The improvement of 1.5% for the 13 weeks ended September 28, 1997 is attributed to efficiencies realized through higher sales levels attributed to restaurants opened since September 29, 1996.

Depreciation. Depreciation increased to 2.5% for the 13 weeks ended September 28 1997 from 1.9% for the same period in 1996. The increase was primarily due to the larger number of new restaurant openings, the remodeling of existing restaurants including purchases of restaurant equipment as well as the purchase of two units subsequent to September 29, 1996.

Amortization. Amortization increased to 3.1% for the 13 weeks ended September 28, 1997 from 1.2% for the comparable period in 1996. The increase is due to pre-opening amortization related to 15 restaurants during the 13 weeks ended September 28, 1997 as compared with pre-opening amortization of three restaurants during the same period in 1996.

Provision for income taxes. A provision for income taxes of $227,000 was recognized for the 13 weeks ended September 28, 1997 as compared to $131,000 during the comparable period in 1996. The increase in the provision for income taxes was attributed to higher income before taxes as well as to an increase in the effective tax rate being utilized by the Company to 34% in Fiscal 1997 from 31% in Fiscal 1996. The effective tax rates are based on federal statutory rates and state income tax rates coupled with the timing of the recognition of tax assets and the utilization of the available net operating loss carryforward.

Income from operations and net income. Income from operations increased $239,000 or 52% to $695,000 for the 13 weeks ended September 28, 1997 from $456,000 for the 13 weeks ended September 29, 1996. Net income increased $148,000 or 51% to $441,000 for the 13 weeks ended September 28, 1997 from $293,000 for the 13 weeks ended September 29, 1996.

39 weeks ended September 28, 1997 and September 29, 1996

Revenues. Total revenues for the 39 weeks ended September 28, 1997 were $50,064,000 as compared to $30,623,000 for the 39 weeks ended September 29, 1996. The $19,441,000 or 63% increase primarily was due to the opening of nine restaurants during the fourth quarter of 1996 and six restaurants during the 39 weeks ended September 28,1997 and, to a lesser extent, a 1.8% increase in same store sales during the 39 weeks ended September 28, 1997 over the comparable period in 1996. To the extent that the Company has already recognized significant gains from improved operating efficiencies, the Company may not experience same store sales increases at the same rate in the future.

Cost of restaurant sales. Cost of restaurant sales as a percentage of restaurant sales increased to 35.5% for the 39 weeks ended September 28, 1997 as compared to 35.4% for the same period in 1996. The availability of certain types of seafood fluctuates from time to time, resulting in corresponding fluctuations in prices. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses. Labor and other related expenses as a percentage of restaurant sales increased to 26.5% for the 39 weeks ended September 28,1997 as compared to 25.4% during the comparable period in 1996. This increase was primarily attributed to the initial higher hourly labor costs associated with the opening of new restaurants, including those in Midwest markets.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of sales improved to 19.7% for the 39 weeks ended September 28, 1997 as compared with 20.7% for the comparable period in 1996. The improvement was attributed to lower occupancy costs related to two restaurants that were purchased and opened in the fourth quarter of 1996 as well as lower advertising expenses during the 39 weeks ended September 28,1997 attributed to advertising production costs incurred during the 39 weeks ended September 29,1996.

General and administrative expenses. General and administrative expenses as a percentage of revenues decreased to 7.1% for the 39 weeks ended September 28, 1997 as compared to 8.2% for the same period during 1996 due to efficiencies realized through higher sales levels in 1997 as compared to 1996.

Other income (expenses). Other expenses were $26,000 for the 39 weeks ended September 28, 1997 as compared to $298,000 for the comparable period in 1996. The decrease was primarily attributable to non-recurring expenses during the 39 weeks ended September 29, 1996 related to an arbitration hearing and the recognition of compensatory expense related to stock warrants issued during the first quarter of 1996.

Provision for income taxes. A provision for income taxes of $1,090,000 was recorded for the 39 weeks ended September 28, 1997 as compared to $619,000 during the comparable period in 1996. The increase in the provision for income taxes was attributed to a higher level of income before taxes as well as to an increase in the effective tax rate for the Company to 34% in Fiscal 1997 from 31% in Fiscal 1996. The effective tax rates are based on federal statutory rates and state income tax rates, coupled with the timing of the recognition of tax assets and the utilization of the available net operating loss carryforward.

Income from operations and net income. Income from operations increased $869,000 or 34% to $3,459,000 for the 39 weeks ended September 28, 1997 from $2,590,000 for the comparable period in 1996. Net income increased $735,000 or 53% to $2,115,000 for the 39 weeks ended September 29, 1997 from $1,380,000 for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1997, the Company's current assets of $9,252,000 exceeded its current liabilities of $6,328,000, resulting in working capital of $2,924,000. The improvement in working capital of $4,342,000 since December 29, 1996 is primarily the result of proceeds from the exercise of common stock warrants and net income through the 39 weeks ended September 28, 1997, which were offset in part by the investment in property and equipment.

Cash provided by operating activities for the 39 weeks ended September 28, 1997 was $3,119,000 as compared with $2,124,000 for the same period in 1996. The increase of $995,000 was primarily attributed to improved operating results for the 39 weeks ended September 28, 1997 over the comparable period in 1996, as reflected by the $735,000 increase in net income.

The cash used in purchasing property and equipment was $4,609,000 for the 39 weeks ended September 28, 1997 as compared with $2,334,000 for the comparable period in 1996. The increase of $2,275,000 was attributed to the Company engaging in certain remodelings, six restaurant openings, and construction costs incurred on other restaurants which will open subsequent to September 28, 1997, during the 39 weeks ended September 28, 1997 as compared to funding spent on three remodelings and three new restaurants during the same period during 1996.

SEASONALITY

The restaurant industry in general is seasonal depending on the location and type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to various factors, including the seasonal nature of its business, weather conditions in Florida and the health of Florida's economy in general and the tourism industry in particular. The Company's sales are generally higher from January through April and June through August, the peaks of the Florida tourism season. Seasonality at the Company's restaurants is magnified due to its present concentration in Florida and, in many cases, locations in coastal cities. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2 - Changes in Securities and use of Proceeds

      None

Item 3 - Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SHELLS SEAFOOD RESTAURANTS, INC.
                                            (Registrant)


November 11, 1997                  /s/  William E. Hattaway
----------------------------       -----------------------------------
        Date                       William E. Hattaway
                                   President and Chief Executive Officer


November 11, 1997                  /s/  Warren R. Nelson
----------------------------       -----------------------------------
        Date                       Warren R. Nelson
                                   Vice President and Chief Financial Officer