Form 10-K
period 1997-12-28
SHELLS SEAFOOD RESTAURANTS INC
filed 1998-03-27
CIK 935066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR (52 WEEKS) ENDED DECEMBER 28, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM______ TO_______.


                         COMMISSION FILE NUMBER 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                65-0427966
    --------------------------------        ----------------------------------
    (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

              16313 NORTH DALE MABRY HIGHWAY, TAMPA, FLORIDA
              ----------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (813) 961-0944
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE.
                          -----------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, (BASED UPON THE LAST SALES PRICE OF THE COMMON STOCK REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM ON MARCH 17, 1998 AND THE ASSUMPTION FOR THIS COMPUTATION ONLY THAT ALL DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES OF THE REGISTRANT) WAS $30,246,448.

AS OF MARCH 17, 1998, THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WAS 4,227,062.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on May 14, 1998 is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

         When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

         In addition to seasonal fluctuations, the Company's operating results are affected by a wide variety of other factors that could materially and adversely affect actual revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; competition from other restaurants and food service establishments; and the timing of new restaurant openings. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those which are detailed herein and from time-to-time in the Company's other filings with the Securities and Exchange Commission.

         These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

Shells Seafood Restaurants, Inc. (the "Company") was incorporated under the laws of the State of Florida in April 1993 and was reincorporated under the laws of the State of Delaware in April 1996. Effective December 1994, Shells, Inc., a Company incorporated under the laws of the State of Florida in January 1992, was merged with and into the Company (the "Merger") and became a wholly-owned subsidiary of the Company. The Merger was accounted for using the purchase method of accounting and the financial statements for the year (52 weeks) ended January 1, 1995 where presented herein have disclosed the pro forma effect of the Merger. The Company completed its initial public Offering (the "Offering") in April, 1996.

CONCEPT AND STRATEGY

As of December 28, 1997, the Company owned 35 Shells restaurants, owned a 51% ownership interest in one Shells restaurant (the "Melbourne Restaurant") and managed four additional Shells restaurants(the "Managed Restaurants") pursuant to contractual arrangements. There were 33 Shells restaurants located in Florida, six in Ohio and one in Kentucky. The Company opened nine restaurants during 1997. In January 1998, the Company closed its Miami, Florida (Mall of the Americas) location which was one of the units acquired as part of a six unit acquisition in 1996. In February 1998, the Company opened an additional location in Cincinnati, Ohio and in March 1998 opened a location in Cleveland, Ohio. The Shells concept is designed to appeal to a broad range of customers, particularly families and young adults, by serving generous portions of high-quality seafood and offering friendly and efficient service at an attractive price point. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab, and daily fresh fish specials, cooked to order in a variety of ways: steamed, sauteed, grilled, blackened and fried. In addition, Shells restaurants offer a wide selection of signature pasta dishes, appetizers, salads, desserts and full bar service. All Shells restaurants are open for dinner and thirteen restaurant locations are also open for lunch.

In an effort to increase Shells' name recognition and benefit from customer loyalty, the Company has a prototypical image for its restaurants. The restaurants are identified by the exterior "Shells" logo sign and a common interior color scheme and design. Shells restaurants are decorated with a tropical islands flair, bright colors and cheerful signage to create a high-energy, casual atmosphere consistent with the Shells concept. The Company's commitment to promoting a casual, fun dining experience is underscored by the design of its menu, which incorporates a variety of nautical caricatures, and by the colorful "island" shirts worn by the Company's service staff. The Company believes that the selection and training of its employees results in friendly and efficient customer service, and contributes to an enjoyable casual dining experience.

The Company's restaurants average approximately 6,500 square feet in size and have an average seating capacity of approximately 210 seats. Average annual restaurant sales during the year (52 weeks) ended December 28, 1997 for the 27 restaurants open for the full year were approximately $2,110,000. The Company's food sales and liquor sales accounted for 88% and 12% of revenues, respectively, for the year (52 weeks) ended December 28, 1997.

EXPANSION STRATEGY

The Company intends to explore the acquisition of multiple units as part of its expansion strategy into new markets.

The Company plans to open additional restaurants in 1998 in the Florida and Midwest markets and is in various stages of lease negotiations for sites. The actual number and location of the new restaurant openings will depend on the Company's ability to locate suitable properties and execute satisfactory lease or purchase terms. When opening restaurants outside of Florida, the Company anticipates focusing on markets that are large enough to support several restaurants, thereby providing the Company efficiencies in advertising, supervision and distribution of food and other supplies within that market, and the potential to capture a significant percentage of market share with several restaurants. The Company may from time to time make minor adjustments to its menu to accommodate local preferences in new markets that it serves. The Company believes that it has a sufficient number of assistant restaurant managers trained and qualified for promotion to restaurant manager to allow the Company to transfer experienced restaurant managers to new locations. In tandem with its expansion plan, the Company must continually hire management candidates externally or promote qualified candidates internally who then are required to complete an extensive 10 week training program. Given current economic conditions and the availability of labor in certain markets, obtaining qualified candidates for hire and retention can from time to time be difficult.

In March 1998, the Company entered into an agreement to acquire up to seven restaurant locations in the Chicago and central Illinois areas. Pending satisfactory completion of due diligence, the Company plans to convert and reopen these acquired properties as Shells restaurants in the second half of 1998.

The Company has historically converted and renovated existing restaurants into Shells restaurants in order to minimize initial capital expenditures. The Company intends to use its existing cash balances, projected cash flows from operations, third party financing and the proceeds, if any, from the exercise of warrants to purchase common stock to implement its expansion strategy.

SITE SELECTION

The Company believes that its ability to select high-traffic, neighborhood restaurant sites is critical to its expansion strategy and, as a consequence, focuses on locations in areas with high levels of traffic which are located in close proximity to heavily populated residential and/or tourist areas. The Company considers a variety of factors in its site selection process, including local market demographics, site visibility and accessibility and proximity to highways and entertainment and tourist centers. The Company also reviews the potential competition in each market and attempts to analyze the sales volume of national chain restaurants operating in the target area. If possible, the Company prefers to locate its restaurants within close proximity to high-performing national or regional chain restaurants. The Company believes that clusters of such restaurants generate increased destination dining traffic. In addition, the Company evaluates each potential conversion site to ensure that it has sufficient dining capacity and kitchen facilities to make the site suitable for conversion. Upon selecting a restaurant location, the Company renovates the interior and exterior to conform to the prototypical Shells image. Of restaurants in operation, the Company currently leases all but two of its sites, which are financed real estate purchases.

RESTAURANT LOCATIONS

As of March 1998, the Company managed and operated 41 restaurants. The Company's restaurants are located in the following markets: (i) the Tampa/Sarasota, Florida market consists of seven owned restaurants which are located in Brandon, Clearwater, Holmes Beach, Redington Shores, St. Petersburg, St. Pete Beach and Winter Haven, and the Managed Restaurants which are located in Carrollwood, North Tampa, Sarasota and South Tampa, (ii) the Orlando, Florida market consists of eight owned restaurants (including the Melbourne Restaurant) which are located in Altamonte Springs, Daytona Beach, Kissimmee, New Smyrna Beach, Ocala, Orlando, Winter Park and Melbourne (iii) the South Florida market consists of six owned restaurants which are located in Coral Springs, Davie, Ft. Lauderdale, Kendall, Pembroke Pines and Sunrise, (iv) the Cincinnati, Ohio market which consists of five owned restaurants including three in Cincinnati, Ohio proper and one in each of Middletown, Ohio and Florence, Kentucky, (v) the West Palm Beach, Florida market consists of three owned restaurants which are located in Delray Beach, Stuart and West Palm Beach, (vi) the Fort Myers, Florida market consists of two owned restaurants which are located in Fort Myers and Port Charlotte, (vii) the Columbus, Ohio market which consists of two owned restaurants, one in each of Columbus and Reynoldsburg, (viii) the Jacksonville, Florida market which consists of one owned restaurant in Mandarin, (ix) the Akron, Ohio market which consists of one owned restaurant, (x) the Tallahassee, Florida market which consists of one owned restaurant, and (xi) the Cleveland, Ohio market which consists of one owned restaurant.

RESTAURANT OPERATIONS

MANAGEMENT AND EMPLOYEES. The Company currently employs seven area supervisors. Each area supervisor is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The Company anticipates hiring a restaurant supervisor for every five to six additional restaurants opened. The staff of a typical dinner-only restaurant consists of one general manager, two assistant managers, a kitchen manager and approximately 40 other employees. The restaurants which are also open for lunch generally have 15 to 20 additional employees. Restaurant management participates in a discretionary quarterly bonus program based upon the financial results of their particular restaurant. Bonuses typically average between 25% and 40% of salary.

RESTAURANT REPORTING. The Company maintains financial and accounting controls for each restaurant through a central accounting system. Sales data is collected daily, and store managers are provided with daily sales and cash information for their respective restaurants. The Company's financial systems and controls allow the Company to access each restaurant's sales, inventory, costs and other financial data on a real-time basis, enabling both store-level management and senior management to quickly react to changing sales trends, to effectively manage food, beverage and labor costs, to minimize theft, and improve the quality and efficiency of accounting and audit procedures.

RECRUITMENT AND TRAINING. The Company believes that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to the restaurants' long-term success. The Company attempts to recruit restaurant managers with significant experience in the restaurant industry. During a 10-week training program, restaurant managers are taught to promote the Company's team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff is trained on site by restaurant managers and other staff members. The Company believes that the quality and training of its restaurant managers and staff results in friendly, courteous, efficient service which contributes to a casual and pleasurable dining experience for the customer.

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

In order to facilitate the distribution of seafood to its restaurants and minimize the risks relating to storing and distributing seafood, the Company has entered into a distribution agreement with U.S. Foodservice, Inc. ("U.S. Foods"), whereby U.S. Foods purchases from the Company at cost and takes ownership of all frozen seafood the Company purchases. U.S. Foods stores the seafood at its cold storage facilities and the Company pays U.S. Foods a carrying cost which represents the interest expense on the average amount U.S. Foods has invested in the Company's frozen seafood.
Upon the Company's direction, U.S. Foods resells the frozen seafood to the Company at cost, plus handling and delivery fees, and distributes the frozen seafood directly to the individual Shells restaurants. In addition, U.S. Foods procures, on behalf of the Company, many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups. The Company believes that if its relationship with U.S. Foods was terminated, alternate arrangements for warehousing and procurement of supplies could be made without a significant interruption of the Company's business. Although the Company believes that its relationships with its suppliers and U.S. Foods are satisfactory and that alternate sources are readily available, the loss of certain suppliers or of its relationship with U. S. Foods, or substantial price increases imposed by such suppliers, in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on the Company.

QUALITY CONTROL.

The Company maintains a continuous inspection program for all of its seafood purchases. Each shipment of frozen seafood is inspected through statistical sampling methods upon receipt at U.S. Foods' distribution center for quality and conformance to the Company's written specifications, prior to delivery to the restaurants. In addition, fresh fish purchased by the individual restaurants must be purchased from a Company-approved supplier and is inspected by a restaurant manager at the time of delivery. The restaurants' employees are educated as to the correct handling and proper physical characteristics of each product.

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

JOINT VENTURE AND THIRD-PARTY OWNED RESTAURANTS

The Shells restaurant system consists of (i) 35 restaurants owned by the Company; (ii) the Melbourne Restaurant; and (iii) the four Managed Restaurants. The Company anticipates that all future restaurants will be owned, as opposed to licensed, by the Company.

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

Three of the Managed Restaurants are managed and operated by the Company pursuant to management and license agreements (the "Management Agreements"), which became effective in July 1993. Pursuant to the Management Agreements, the Company provides management services and licenses the Company's proprietary information required to operate these Managed Restaurants to the respective third-party owner, for a management fee of 4% of that restaurant's sales. The Company has complete authority to determine the programs and policies affecting the day-to-day operations of each of these Managed Restaurants. Although the Management Agreements differ slightly, they generally have an initial term of 30 years and provide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, and working capital. Pursuant to amended option agreements, entered into in August 1995 (the "Amended Option Agreements"), upon the Company's market capitalization reaching certain prescribed levels, either a third-party owner of a Managed Restaurant or the Company has the option to transfer that restaurant's assets to the Company in exchange for a purchase price equal to six times the restaurant's adjusted annual cash flow, less the amount, if any, of the third-party owner's liabilities assumed by the Company. The purchase price is to be paid in the form of shares of the Company's common stock which contain certain registration rights.

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

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products. Some of the Company's competitors have been in existence for substantially longer periods than the Company and may be better established in the markets where the Company's restaurants are, or may be, located. The Company believes that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments, including full-service, quick-service and fast food restaurants which specialize in a variety of cuisines. While the Company believes that it offers a broad variety of quality seafood products, there can be no assurance that consumers will regard the Company's product as sufficiently distinguishable from competitive products, that substantially equivalent food products will not be introduced by the Company's competitors or that the Company will be able to compete successfully.

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

GOVERNMENT REGULATION

The Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew a license at an existing restaurant, could adversely affect the operations of the Company. Restaurant operating costs are also affected by other government actions which are beyond the Company's control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes.

The Company is subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Florida law currently provides that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by, or resulting from, the intoxication of a minor (under 21 years of age) if the vendor willfully, knowingly and unlawfully sells or furnishes alcoholic beverages to the minor and knows that the minor will soon thereafter be driving a motor vehicle. A vendor can be similarly held liable if it knowingly provides alcoholic beverages to a person who is in a noticeable state of intoxication, knows that the person will soon thereafter be driving a motor vehicle and injury or damage is caused by that person. In addition, significant national attention is focused on the problem of drunk driving, which could result in the adoption of additional legislation and increased potential liability of the Company for damage or injury caused by its customers.

The Company's restaurants are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. A significant number of the Company's restaurant personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage rate could increase the Company's labor costs.

The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Act, which became effective in 1992, the Company could be required to expend funds to modify its restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons.

SERVICEMARKS AND PROPRIETARY INFORMATION

The Company has registered the servicemark "Shells" with the Secretary of State of Florida and the United States Patent and Trademark Office. The Company has also registered its "jumping fish" logo with the United States Patent and Trademark Office. The Company believes that its servicemarks have significant value and are essential to its ability to create demand for, and awareness of, its restaurants. There can be no assurance, however, that the Company's servicemarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its servicemarks, any of which could have a material adverse effect on the Company. Although there can be no assurance that the Company will have the financial resources necessary to enforce or defend its servicemarks, the Company has, and intends to continue to oppose vigorously any infringement of its servicemarks.

The Company also relies on trade secrets and proprietary know-how and employs various methods to protect its concepts and recipes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts and recipes.

EMPLOYEES

As of December 28, 1997, the Company employed approximately 2,100 persons, of whom approximately 200 were management or administrative personnel and 1,900 were employed in non-management restaurant positions. Approximately 1,200 of these individuals were employed by the Company on a full-time basis. As of December 28, 1997, approximately 200 persons were employed on a salaried basis and 1,900 persons were employed on an hourly basis. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE COMPANY

The Company's executive officers are as follows:

Name                   Age  Position
-------------------    ---  -------------------------------

William E. Hattaway    54   President and Director
Warren R. Nelson       46   Vice President of Finance, Chief Financial Officer,
                            Treasurer and Secretary
John R. Ritchey        52   Vice President of Operations
Frank C. Roehl, III    42   Vice President of Marketing

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

Frank C. Roehl, III currently serves as Vice President of Marketing of the Company, a position he has held since April 1993. Mr. Roehl also serves as an officer and as a director of Shells, Inc., positions he has held since October 1987. From October 1982 through October 1987, Mr. Roehl was employed by CMA Advertising Agency, the Talmadge, Roehl, and Magee Agency and the Roehl Group.

ITEM 2. PROPERTIES

The Company leases 8,100 square feet of space in Tampa, Florida for its executive offices. The lease expires in November 1999, and is terminable by either party upon four months prior written notice. The annual rent payable under the lease is approximately $117,000.

All but two of the Company's existing restaurants in operation are leased properties. In the future, the Company intends to lease most of its properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of the Company leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, the Company is required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases generally have initial terms ranging from 5 to 20 years and renewal options ranging from 10 to 20 years.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is a party to several legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The common stock of the Company is traded as of February 11, 1998 on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol "SHLL". Prior to that date the common stock was traded on the Nasdaq Small Cap System. The following table sets forth, since April 23, 1996, the date the Company's common stock commenced trading, the high and low per share price of the Company's common stock as reported by Nasdaq. The Common Stock was originally sold to the public at an initial public offering price of $5.00 per share on April 23, 1996.

                                 COMMON STOCK
FISCAL 1996                   HIGH            LOW
-----------                  ------         ------
Second quarter               $ 9.00         $ 5.00
Third quarter                $ 8.25         $ 6.50
Fourth quarter               $ 9.38         $ 6.25

FISCAL 1997
-----------
First quarter               $ 9.37          $ 8.37
Second quarter              $ 11.00         $ 7.87
Third quarter               $ 14.75         $ 10.12
Fourth quarter              $ 14.37         $ 8.87


The number of stockholders of record of the Company's common stock on March 17, 1998 was approximately 187.

The Company's warrants to purchase common stock at a purchase price of $6.00 per share were quoted on the Nasdaq Small Cap System under the symbol SHLLW until July 16, 1997, the date on which the Company redeemed such warrants.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical and pro forma consolidated financial data for the Company ("SSRI") and Shells, Inc., a wholly owned subsidiary of the Company. The historical consolidated financial data for the Company is for the years (52 weeks) ended December 28, 1997, December 29, 1996, December 31, 1995, January 1, 1995 (historical and Pro forma), period from April 29, 1993 (date of inception) through January 2, 1994 (SSRI), and the year (52 weeks) ended January 2, 1994 (Shells, Inc.). The pro forma consolidated financial data for the Company for the year (52 weeks) ended January 1, 1995 gives effect to the Merger. This consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except per share and number of restaurants data).




                                                                                              YEAR (52 WEEKS) ENDED
                                                                                                  JANUARY 1,        JANUARY 1,
                                                   DECEMBER 28,  DECEMBER 29,   DECEMBER 31,        1995               1995
                                                       1997         1996            1995          PRO FORMA (2)        SSRI
                                                  ------------   -----------    ------------ ---------------------  ----------
Statement of Operations Data:
Revenues
     Restaurant sales                               $ 64,914      $ 39,405        $ 28,269         $ 21,878         $  5,768
     Management fees                                     398           388             352              327            1,384
                                                    --------      --------        --------         --------         --------
      Total revenues                                  65,312        39,793          28,621           22,205            7,152
                                                    --------      --------        --------         --------         --------
 Costs and expenses
     Cost of sales                                    22,967        14,017          11,220            9,088            2,292
     Labor and other related expenses                 17,674        10,221           7,680            5,830            1,523
     Other restaurant operating expenses              13,432         8,266           6,301            5,002            1,429
     General and administrative expenses               4,940         3,351           2,316            2,243            2,012
     Depreciation                                      1,582           721             458              301              112
     Amortization                                      1,852           553             501              628              344
                                                    --------      --------        --------         --------         --------
 Income (loss) from operations                         2,865         2,664             145             (887)            (560)
Other income (expense):
     Interest expense, net                              (148)         (170)           (409)            (236)             (91)
     Other income (expense), net                         (44)         (233)            (33)              35               40
                                                    --------      --------        --------         --------         --------
 Income (loss) before elimination of minority          2,673         2,261            (297)          (1,088)            (611)
     partner interest, extraordinary gain and
     provision for income taxes
Extraordinary gain                                      --            --              --               --               --
Elimination of minority partner interest                (174)         (169)           (106)             (67)             (67)
                                                    --------      --------        --------         --------         --------
Income (loss) before provision for income taxes        2,499         2,092            (403)          (1,155)            (678)
Income taxes (1)                                        (849)         (648)           --               --               --
                                                    --------      --------        --------         --------         ---------
 Net income (loss)                                     1,650         1,444            (403)          (1,155)            (678)
Preferred shares accretion                               (74)         (117)           (167)            --               --
                                                    --------      --------        --------         --------         ---------
Net income (loss) applicable to common stock        $  1,576      $  1,327        $   (570)        $ (1,155)        $   (678)
                                                    --------      --------        --------         --------         --------


                                                                 PERIOD FROM
                                                                APRIL 29,1993
                                                            (DATE OF INCEPTION)
                                                                   THROUGH     YEAR ENDED
                                                    JANUARY 1,    JANUARY 2,   JANUARY 2,
                                                      1995          1994          1994
                                                   SHELLS, INC.     SSRI       SHELLS, INC.
                                                   -----------    ----------   -----------
Statement of Operations Data:
Revenues
     Restaurant sales                               $ 16,110      $    147      $ 15,090
     Management fees                                     --            400           142
                                                    --------      --------      --------
      Total revenues                                  16,110           547        15,232
                                                    --------      --------      --------
 Costs and expenses
     Cost of sales                                     6,796            62         6,246
     Labor and other related expenses                  4,307            64         4,065
     Other restaurant operating expenses               4,630            24         3,467
     General and administrative expenses                 231           806         1,192
     Depreciation                                        189             5           278
     Amortization                                         78             8          --
                                                    --------      --------      --------
 Income (loss) from operations                          (121)         (422)          (16)
Other income (expense):
     Interest expense, net                              (145)          (17)         (291)
     Other income (expense), net                          (5)           35           550
                                                    --------      --------      --------
 Income (loss) before elimination of minority           (271)         (404)          243
     partner interest, extraordinary gain and
     provision for income taxes
Extraordinary gain                                      --            --             270
Elimination of minority partner interest                --            --            --
                                                    --------      --------      --------
Income (loss) before provision for income taxes         (271)         (404)          513
Income taxes (1)                                        --            --            --
                                                    --------      --------      --------
 Net income (loss)                                      (271)         (404)          513
Preferred shares accretion                              --            --            --
                                                    --------      --------      --------
Net income (loss) applicable to common stock        $   (271)     $   (404)     $    513
                                                    --------      --------      --------

                                                                    YEAR (52 WEEKS) ENDED
                                                          ------------------------------------------
                                                          DECEMBER 28    DECEMBER 29,   DECEMBER 31,
                                                             1997           1996            1995
                                                          -----------    ------------   ------------
Pro forma net income (loss) per share (3)                   $ 0.32         $ 0.28          $(0.13)
Pro forma weighted average common shares outstanding (3)     4,964          4,715           4,227

                                                                    YEAR (52 WEEKS) ENDED
                                                         -------------------------------------------
                                                         DECEMBER 28     DECEMBER 29,   DECEMBER 31,
 OPERATING DATA:                                            1997           1996            1995
 System-wide sales:                                      -----------     ------------   ------------
    Company-owned restaurants (4)                         $ 64,914       $ 39,405        $ 28,269
    Licensed restaurants                                     9,947          9,660           8,796
                                                          --------       --------        --------
                                                          $ 74,861       $ 49,065        $ 37,065
                                                          ========       ========        ========

Number of restaurants (at end of period):
    Company-owned restaurants  (4)                              36             27              17
    Licensed restaurants                                         4              4               4
                                                          --------       --------        --------
                                                                40             31              21
                                                          --------       --------        --------

Average annual sales per Company-owned and joint
         venture restaurant open for full period            $2,110         $2,188          $1,934

Increase in Company-owned and joint
        venture restaurant same store sales (5)               2.50%         14.70%           6.60%


                                                                                         JANUARY 2,   JANUARY 2,
                                   DECEMBER 28, DECEMBER 29,  DECEMBER 31,   JANUARY 1,     1994         1994
                                       1997        1996          1995          1995        SSRI       SHELLS, INC.
                                   -----------  -----------   -----------  -----------  ----------    -----------
Balance sheet data:
Working capital (deficiency)         $    484    $ (1,418)    $ (4,722)    $ (3,298)    $   (364)    $ (2,096)
Total assets                           26,566      18,373       10,438        9,078        2,426        1,294
Long term debt                          1,449       1,161        1,706        2,098        1,621          164
Minority partner interest                 514         512          574          467         --           --
Redeemable preferred shares             1,372       1,668        1,551        1,385         --          1,853
Stockholders' equity (deficiency)      14,521       7,472         (889)        (354)         (99)      (3,897)

----------
(1) The effective tax rates for 1997 and 1996 include the effect of recognizing tax benefits that were fully reserved prior to 1996. The effect of recognizing these benefits, primarily related to net operating loss carryforwards from prior years, is to reduce the effective income tax rate for the years ended December 28, 1997 and December 29, 1996 to 34% and 31%, respectively.

(2) Gives effect to the Merger, which is accounted for as a purchase, as if it occurred at the beginning of the year. All material intercompany balances and transactions between the entities have been eliminated. The pro forma data is presented for the year ended January 1, 1995 to allow for a more appropriate and meaningful comparison to the operating results of the years ended December 28, 1997, December 29, 1996 and December 31, 1995.

(3) Pro forma net income (loss) per share is the net income (loss) applicable to common stock divided by the pro forma weighted average common shares outstanding. The pro forma weighted average common shares outstanding is calculated as if all shares issued through December 28, 1997 were outstanding since January 2, 1995, inclusive of the dilutive effect of common stock equivalents for each period presented.

(4) Includes one Company owned restaurant which until July 14, 1995 was owned by a joint venture and one joint venture restaurant in which the Company has a 51% equity interest.

(5) Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of December 28, 1997, the Company owned 35 Shells restaurants and a 51% ownership interest in the Melbourne Restaurant. In addition, the Company managed and operated four Managed Restaurants.

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales. The Company's fiscal year is the 52 weeks ending the Sunday nearest to December 31.



                                                                   YEARS (52 WEEKS) ENDED
                                                DECEMBER 28, 1997     DECEMBER 29, 1996     DECEMBER 31, 1995
                                                -----------------  ----------------------   -----------------
Revenues:
  Restaurant sales                                     99.4%                99.0%                 98.8%
  Management fees from related parties                  0.6                  1.0                   1.2
                                                      -----                -----                 -----
                                                      100.0%               100.0%                100.0%
                                                      =====                =====                 =====
Costs and expenses:
  Cost of restaurant sales (1)                         35.4%                35.6%                 39.7%
  Labor and other related expenses (1)                 27.2                 25.9                  27.2
  Other restaurant operating expenses (1)              20.7                 21.0                  22.3
                                                      -----                -----                 -----
  Total restaurant costs and expenses (1)              83.3                 82.5                  89.2
                                                      -----                -----                 -----

  General and administrative expenses                   7.6                  8.4                   8.1
  Depreciation                                          2.4                  1.8                   1.6
  Amortization                                          2.8                  1.4                   1.8

Income from operations                                  4.4                  6.7                   0.5

  Interest expense, net                                 0.2                  0.4                   1.4
  Other expense, net                                    0.1                  0.6                   0.1
                                                      -----                -----                 -----
Income (loss) before elimination of minority
    partner interest and income taxes                   4.1                  5.7                  (1.0)
Elimination of minority partner interest               (0.3)                (0.5)                 (0.4)
                                                      -----                -----                 -----
Income (loss) before provision for income taxes         3.8                  5.2                  (1.4)
Provision for income taxes (2)                         (1.3)                (1.6)                  --
                                                      -----                -----                 -----
Net income (loss)                                       2.5%                 3.6%                 (1.4%
                                                      =====                =====                 =====

----------
(1)  As a percentage of restaurant sales.

(2) The 34% effective rate for 1997 and the 31% effective tax rate for 1996 includes the effect of recognizing tax benefits that were fully reserved prior to 1996. The effect of recognizing these benefits, primarily related to net operating loss carryforwards from prior years, is to reduce the effective income tax rate.

RESULTS OF OPERATIONS

FISCAL 1997 VERSUS FISCAL 1996

Total revenues increased by 64.1% between Fiscal 1996 and Fiscal 1997. Most of the year-to-year increase was attributable to new restaurant openings coupled with increases in same store sales of 2.5% for Fiscal 1997. The Company opened nine restaurants during Fiscal 1997 as compared with ten new restaurants during Fiscal 1996, nine of which opened during the fourth quarter of Fiscal 1996. The increases in same store sales were attributable to increases in the number of customers served resulting from expanded advertising and remodeling of certain restaurants, and to a lesser extent from menu price adjustments.

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

Cost of restaurant sales were 35.4% of restaurant sales in Fiscal 1997 as compared with 35.6% in Fiscal 1996. The cost of restaurant sales generally consists of the cost of food, beverages, freight and paper and plastic goods used in food preparation and carry-out orders. The availability of certain types of seafood fluctuates from time-to-time, resulting in corresponding fluctuations in the cost of restaurant sales. The slight improvement over 1996 is attributed to the Company having been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

Labor and other related expenses were 27.2% of restaurant sales for Fiscal 1997 as compared to 25.9% in Fiscal 1996. This increase was primarily attributed to higher wage rates outside of the state of Florida as well as increased staffing at the manager levels to meet planned expansion. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits, and taxes. As the percentage of the Company's restaurants outside of Florida increases, it is expected that labor as a percentage of sales will increase.

Other restaurant operating expenses were 20.7% of restaurant sales in Fiscal 1997 as compared to 21.0% in Fiscal 1996. The decreases in these expenses as a percentage of sales was due to the efficiencies realized through the higher sales volumes at the stores coupled with increased operational efficiencies. Other restaurant operating expenses generally consist of advertising, supervision, operating supplies, repairs and maintenance, rent and other occupancy costs and utilities. For Fiscal 1997, other restaurant operating expenses also included a $197,000 one-time charge related to the closure of a restaurant. There were also decreases in advertising production costs as a percentage of sales.

General and administrative expenses were 7.6% of revenues in Fiscal 1997 as compared with 8.4% in Fiscal 1996. The 0.8% decrease in general and administrative expenses as a percentage of revenues was attributable to the economies of scale gained through the increase in chain-wide restaurant sales. The efficiencies were partially offset by increased management training and recruiting costs, increased staffing to facilitate expansion, and increased travel related to site selection evaluations for out of state locations. General and administrative expenses relate to the operations of all Shells restaurants owned by the Company and management services that the Company provides to the Managed Restaurants.

Depreciation expense was 2.4% of revenues for Fiscal 1997 as compared with 1.8% for Fiscal 1996. The increases are due to the higher investment levels for the units outside the state of Florida as well as the renovations occurring at several of the existing units.

Amortization expense, consisting of amortization of goodwill and of pre-opening costs, was 2.8% of revenues for Fiscal 1997 as compared with 1.4% for Fiscal 1996. The increases for Fiscal 1997 were attributed to the nine units that were opened in the fourth quarter of Fiscal 1996 as well as the nine units opened during Fiscal 1997, compounded by the higher pre-opening costs being incurred in new markets outside of Florida. The amortization expense could increase during Fiscal 1998 due to the combination of generally higher pre-opening costs in markets outside of Florida as well as the anticipated statement of position by the American Institute of Certified Public Accountants that would require the expensing of pre-opening costs as incurred under generally accepted accounting principles.

Net interest expense decreased slightly from $170,000 in Fiscal 1996 to $148,000 in Fiscal 1997. The reduction was attributable to the increase in interest income generated from the approximately $5,400,000 in net proceeds received from the exercise of warrants, as well as the increase in cash flow generated from operations.

Income from operations improved $201,000 from $2,664,000 in Fiscal 1996 to $2,865,000 in Fiscal 1997. This improvement was due to the higher sales levels chain-wide. The income from operations as a percentage of restaurant sales decreased by 2.3%, from 6.7% of revenues in Fiscal 1996 to 4.4% of revenues in Fiscal 1997, primarily due to the increased depreciation and amortization expenses. The net income before taxes improved to $2,499,000 for Fiscal 1997 as compared with $2,092,000 for Fiscal 1996. The net income for Fiscal 1997 was $1,650,000 as compared with $1,444,000 for Fiscal 1996 reflecting income tax provisions of $849,000 and $648,000, respectively. The income tax provisions were based on effective tax rates of 34% and 31% for Fiscal 1997 and Fiscal 1996, respectively, which reflects the valuation allowance adjustment of tax benefits as well as the 1997 benefits of net operating loss carryforwards and tax credits that were previously unrealized.

FISCAL 1996 VERSUS FISCAL 1995

Total revenues increased by 39.0% between Fiscal 1995 and Fiscal 1996. Most of the year-to-year increases were attributable to new restaurant openings coupled with increases in same store sales of 14.7% for Fiscal 1996. The increases in same store sales were attributable to increases in the number of customers served resulting from expanded advertising and remodeling of certain restaurants, and to a lesser extent from menu price adjustments.

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

Other restaurant operating expenses were 21.0% of restaurant sales in Fiscal 1996 as compared to 22.3% in Fiscal 1995. The decrease in these expenses as a percentage of sales was due to the efficiencies realized through the higher sales volumes at the stores coupled with increased operational efficiencies

General and administrative expenses were 8.4% of revenues in Fiscal 1996 as compared with 8.1% in Fiscal 1995. The increase was due to an increase in management training costs and to a lesser extent to management compensation and incentives related to improved operating performance.

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

As a result of increases in restaurant sales and decreases in restaurant operating expenses, primarily food and labor costs, as percentages of sales, the income from operations improved to $2,664,000 in Fiscal 1996 from $145,000 in Fiscal 1995. The net income before taxes improved to $2,092,000 for Fiscal 1996 as compared with a net loss of $403,000 for Fiscal 1995. The net income for Fiscal 1996 was $1,444,000 reflecting the $648,000 income tax provision. The income tax provision during Fiscal 1996 was based on an effective rate of 31% which reflected the valuation allowance adjustment of tax benefits as well as 1996 benefits of net operating loss carryforwards and tax credits that were previously unrealized. The improvement in operations during Fiscal 1996 was due primarily to operating efficiencies and economies of scale gained from the Merger, same store sales gains, and the opening of additional restaurants.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of the Company's cash flows for the last three fiscal years (in thousands):

                                               1997       1996        1995
                                             -------     -------     -------
Net cash provided by operating activities    $ 5,184     $ 2,639     $   996
Net cash used in investing activities         (7,233)     (5,799)     (1,733)
Net cash provided by financing activities      4,330       5,417       1,041
                                             =======     =======     =======
Net increase in cash                         $ 2,281     $ 2,257     $   304
                                             =======     =======     =======

As of December 28, 1997, the Company's current assets of $7,980,000 exceeded its current liabilities of $7,496,000, resulting in positive working capital of $484,000. Prior to 1997, consistent with industry practice, the Company operated with negative working capital as a result of costs associated with new restaurants and remodeling existing restaurants, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable. The use of current assets for investment in leasehold improvements, land and buildings, and equipment has also contributed to a deficiency in working capital.

The Company received $5,474,000 in net proceeds from the exercise of warrants to purchase common stock during 1997. During 1996, the Company received $6,125,000 in net proceeds from the completion of the Company's initial public offering (the "Offering") and the exercise of the underwriter's over-allotment option. During 1995, funding was made available through loans aggregating $1,000,000 from the MicroCap Fund, Inc. ("MicroCap") and Mr. Frederick R. Adler, the Company's Chairman, and $650,000 from various persons, including Mr. Adler and $100,000 from an unrelated third party. The Company repaid the $1,000,000 loan during 1997. During 1996, the Company repaid the $1,310,000 in shareholder loans, plus accrued interest of approximately $300,000 from the proceeds of the Offering. In addition, upon the consummation of the Offering, the (i) $750,000 of indebtedness borrowed in 1995 and (ii) $159,000 principal amount of indebtedness owed to WLH Investments were converted into equity.

On June 16, 1997, the Company gave notice to the holders of all of its outstanding publicly registered Common Stock Purchase Warrants (the "Public Warrants") that the Company would redeem the Public Warrants on July 16, 1997 (the "Redemption Date"), at a redemption price of $0.10 per Public Warrant (See
Note 9 of the Consolidated Financial Statements). In addition, simultaneous with the delivery of notice to the holders of the Public Warrants, the Company gave notice of redemption to holders of warrants to purchase an additional 112,376 shares of Common Stock at an exercise price of $6.00 per share (the "Private Warrants" and together with the Public Warrants, the "Warrants"). The Warrants were exercisable at any time up to and including 5:00 p.m., Eastern Standard Time, on July 16, 1997 (the "Exercise Termination Time"), at a redemption price of $0.10 per Warrant. There were 917,276 warrants exercised during 1997, which represented all but 100 of the warrants subject to redemption.

During Fiscal 1997, the Company's cash position increased by $2,281,000. Net cash provided by operating activities totaled $5,184,000, while cash used in investing activities was $7,233,000 which related to capital expenditures in connection with the opening of nine new restaurants and the remodeling of certain existing restaurants. The net cash provided by financing activities was $4,330,000, which primarily consisted of the $5,474,000 in net proceeds from the exercise of warrants to purchase Common Stock less net repayments of debt of $1,477,000. During Fiscal 1996, the Company's cash position increased by $2,257,000. Net cash provided by operating activities totaled $2,639,000, while cash used in investing activities was $5,799,000, which related to capital expenditures in connection with the opening of ten new restaurants, the remodeling of certain existing restaurants, and the installation of restaurant point-of-sale and cash management systems. During 1996, the net cash provided by financing activities was $5,417,000, which primarily consisted of the $6,125,000 in net proceeds from the Offering and the exercise of the over-allotment option, and the $840,000 in net proceeds from the issuance of debt, less the repayment of $1,310,000 in shareholder debt.

In connection with the reorganization of Shells, Inc. during Fiscal 1993, Shells, Inc. issued 185,312 shares of Shells, Inc. preferred shares (the "Shells, Inc. Preferred Shares"), in exchange for retirement of certain loans and trade payables totaling $1,853,000. The Shells, Inc. Preferred Shares have a par value of $10.00 per share and a non-cumulative dividend of 5% per annum. The Shells, Inc. Preferred Shares are redeemable by the Company in whole or in part at any time upon payment of the par value plus any accrued but unpaid dividends. In addition, the Company has agreed to allow each holder of Shells, Inc. Preferred Shares to sell 20% of their shares of Shells, Inc. Preferred Shares to the Company on an annual basis, beginning April 23, 1997, at a price of $10.00 per share. The Company intends to use cash flow from its operations to purchase any Shells, Inc. Preferred Shares sold to the Company by the holders of such shares. The Company redeemed $371,000 in preferred shares during 1997.

There are approximately 226,000 warrants to purchase shares of the Company's common stock at $5.50 per share which expire April 22, 1998. The proceeds, if any, from the exercise of these warrants is required to be used to retire outstanding Shells Inc. preferred shares.

The Company believes that cash flows from operations coupled with the funds available from anticipated third party financing and cash balances at December 28, 1997, will be sufficient to satisfy its contemplated cash requirements for at least 12 months. The Company's expansion strategy is dependent upon obtaining third party financing and achieving projected cash flow from operations. The third party financing may include, but is not limited to, traditional lending sources such as bank lines of credit, equipment leasing, and/or restaurant sale/leaseback arrangements that may be available to the Company.

The Company currently has access to a $600,000 line of credit to finance restaurant equipment. The Company from time-to-time utilized mortgage financing with various banks as necessary to facilitate expansion. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses or construction or other delays or difficulties or otherwise), Third Party Financing or projected cash flow otherwise prove to be insufficient to fund operations and fully implement the Company's expansion strategy, the Company could be required to seek additional financing from sources not currently anticipated or reduce its expansion plans. There can be no assurance that third party financing will be available to the Company when needed, on acceptable terms, or at all. The Company has $215,000 of principal indebtedness due in 1998 as well as a maximum of $371,000 of Shells Inc. Preferred Share repurchases which are expected to be repaid out of the Company's cash flow from operations.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to various factors, including the seasonal nature of its business, weather conditions in Florida and the health of Florida's economy in general and the tourism industry in particular. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. Seasonality at the Company's restaurants is magnified due to their present concentration in Florida and, in many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns. It is anticipated that implementation of the Company's expansion program into the Midwest markets will, over time, partially reduce some of the existing seasonal fluctuations.

In addition, quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings both in and outside of Florida. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

YEAR 2000 ISSUE

The Company's computer systems, both hardware and software, were designed in recent years, and concerns relating to the year 2000 issue have generally been addressed at initial development. The Company intends to continually review both its systems and the systems of its vendors relative to year 2000 compliance during 1998 and 1999. At this time, the Company does not believe the year 2000 issue will present a material event or uncertainty relative to the Company's ability to operate its business.

IMPACT OF INFLATION AND PRICE CHANGES

The Company has not operated in a highly inflationary period and its management does not believe that inflation has had a material effect on sales or expenses. As expenses increase, the Company expects to recover increased costs by increasing prices, to the extent permitted by competition. Due to the fact that the Company's business is somewhat dependent on tourism in Florida, any significant decrease in tourism due to inflation would likely have a material adverse effect on revenues and profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of December 28, 1997 and
December 29, 1996                                                           F-2

Consolidated Statements of Operations for the years (52 weeks)
ended December 28, 1997, December 29, 1996 and December 31, 1995            F-3

Consolidated Statements of Stockholders' Equity (Deficiency) for
the years (52 weeks) ended December 28, 1997, December 29, 1996             F-4
and December 31, 1995

Consolidated Statements of Cash Flows for the years (52 weeks)
ended December 28, 1997, December 29, 1996 and December 31, 1995            F-5

Notes to Consolidated Financial Statements                                  F-7

INDEPENDENT AUDITORS' REPORT

To the Stockholders
Shells Seafood Restaurants, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years (52 weeks) ended December 28, 1997, December 29, 1996, and December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 28, 1997 and December 29, 1996 and the results of its operations and its cash flows for the years (52 weeks) ended December 28, 1997, December 29, 1996, and December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Tampa, Florida
February 13, 1998
(March 12, as to Note 15)


                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 28, 1997    DECEMBER 29, 1996
                                                               ----------------     -----------------
ASSETS
Cash                                                              $  5,314,771        $  3,033,851
Inventories                                                            861,247             663,563
Other current assets                                                 1,663,867           1,455,405
Receivables from related parties                                       139,948             132,048
                                                                  ------------        ------------
      Total current assets                                           7,979,833           5,284,867
Property and equipment, net                                         14,306,138           8,655,149
Prepaid rent                                                           324,321             374,721
Other assets                                                           450,155             346,707
Goodwill                                                             3,505,387           3,711,583
                                                                  ------------        ------------
TOTAL ASSETS                                                      $ 26,565,834        $ 18,373,027
                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS EQUITY
Accounts payable                                                  $  3,805,633        $  2,486,943
Accrued expenses                                                     2,881,404           2,159,788
Sales tax payable                                                      318,223             282,966
Income taxes payable                                                   275,216             496,216
Notes payable to stockholders                                             --             1,000,000
Current portion of long-term debt                                      215,235             276,765
                                                                  ------------        ------------
      Total current liabilities                                      7,495,711           6,702,678
Deferred rent                                                        1,214,143             857,830
Long-term debt, less current portion                                 1,449,092           1,160,513
                                                                  ------------        ------------
      Total liabilities                                             10,158,946           8,721,021
                                                                  ------------        ------------

Minority partner interest                                              514,047             511,810
                                                                  ------------        ------------
Shells, Inc. preferred shares subject to redemption,
      $10 par value; authorized 10,000,000 shares; 148,250
      and 185,312 issued and outstanding, respectively               1,371,852           1,668,476
                                                                  ------------        ------------
STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
      2,000,000 shares; none issued or outstanding                        --                  --
Common stock, $.01 par value; authorized 20,000,000
      shares; 4,227,062 and 3,297,536 shares issued and
      outstanding, respectively                                         42,270              32,975
Additional paid-in-capital                                          12,944,995           7,480,548
Retained earnings (deficit)                                          1,533,724             (41,803)
                                                                  ------------        ------------
      Total stockholders'  equity                                   14,520,989           7,471,720
                                                                  ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 26,565,834        $ 18,373,027
                                                                  ============        ============

                 See notes to consolidated financial statements.

            ***** SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS (52 WEEKS) ENDED
                                                         --------------------------------------------------------------
                                                         DECEMBER 28, 1997     DECEMBER 29, 1996     DECEMBER 31, 1995
                                                         -----------------     -----------------     ------------------
REVENUES:
  Restaurant sales                                          $ 64,914,358          $ 39,405,304          $ 28,268,522
  Management fees from related parties                           398,106               387,519               352,118
                                                            ------------          ------------          ------------
                                                              65,312,464            39,792,823            28,620,640
                                                            ------------          ------------          ------------
COST AND EXPENSES:
  Cost of restaurant sales                                    22,967,259            14,017,163            11,219,794
  Labor and other related expenses                            17,673,808            10,220,280             7,679,898
  Other restaurant operating expenses                         13,431,530             8,266,403             6,300,702
  General and administrative expenses                          4,940,173             3,350,765             2,316,468
  Depreciation                                                 1,582,162               720,821               457,706
  Amortization                                                 1,852,467               553,296               501,210
                                                            ------------          ------------          ------------
                                                              62,447,399            37,128,728            28,475,778
                                                            ------------          ------------          ------------

INCOME FROM OPERATIONS                                         2,865,065             2,664,095               144,862
                                                            ------------          ------------          ------------

OTHER INCOME (EXPENSE):
  Interest expense                                              (364,645)             (337,347)             (419,339)
  Interest income                                                216,654               167,718                10,797
  Other expense, net                                             (44,500)             (233,051)              (32,834)
                                                            ------------          ------------          ------------
                                                                (192,491)             (402,680)             (441,376)
                                                            ------------          ------------          ------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                      2,672,574             2,261,415              (296,514)

ELIMINATION OF MINORITY PARTNER INTEREST                        (174,047)             (169,450)             (106,928)
                                                            ------------          ------------          ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                2,498,527             2,091,965              (403,442)

PROVISION FOR INCOME TAXES                                      (849,000)             (648,000)                 --
                                                            ------------          ------------          ------------

NET INCOME (LOSS)                                              1,649,527             1,443,965              (403,442)

PREFERRED SHARES ACCRETION                                       (74,000)             (117,000)             (166,229)
                                                            ------------          ------------          ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                $  1,575,527          $  1,326,965          $   (569,671)
                                                            ============          ============          ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                 $       0.42          $       0.49          $      (0.39)
                                                            ============          ============          ============

WEIGHTED COMMON SHARES OUTSTANDING                             3,726,949             2,729,417             1,462,684
                                                            ============          ============          ============

DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK         $       0.33          $       0.40          $      (0.39)
                                                            ============          ============          ============

DILUTED WEIGHTED COMMON SHARES OUTSTANDING                     4,750,620             3,312,651             1,462,684
                                                            ============          ============          ============

                 See notes to consolidated financial statements



   SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                       ADDITIONAL    UNAMORTIZED       RETAINED
                                                 COMMON STOCK            PAID-IN       DEFERRED        EARNINGS
                                              SHARES      AMOUNT         CAPITAL     COMPENSATION      (DEFICIT)         TOTAL
                                            ---------    --------      ----------    -------------   -----------     ------------
Balance at January 1, 1995                  1,462,684    $ 14,627       $ 748,070     $ (34,125)     $ (1,082,326)      $ (353,754)
Net loss                                                                                                 (403,442)        (403,442)
Shells Inc. preferred shares accretion                                   (166,229)                                        (166,229)
Amortization of deferred compensation                                                    34,125                             34,125
                                            --------     --------       ---------     ---------      ------------       ----------
Balance at December 31, 1995                1,462,684      14,627         581,841             -        (1,485,768)        (889,300)
Net income                                                                                              1,443,965        1,443,965
Issuance of common stock and warrants       1,834,852      18,348       7,015,707                                        7,034,055

Shells Inc. preferred shares accretion                                   (117,000)                                        (117,000)
                                            ---------    --------    ------------    ---------       ------------     ------------
Balance at December 29, 1996                3,297,536      32,975       7,480,548             -           (41,803)       7,471,720
Net income                                                                                              1,649,527        1,649,527
Issuance of common stock                      929,526       9,295       5,464,447                                        5,473,742
Shells Inc. preferred shares accretion                                                                    (74,000)         (74,000)
                                            ---------    --------    ------------     ---------       -----------     ------------
Balance at December 28, 1997                4,227,062    $ 42,270    $ 12,944,995     $       -       $ 1,533,724     $ 14,520,989
                                            =========    ========    ============     =========       ===========     ============

                 See notes to consolidated financial statements


                        SHELLS SEAFOOD RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS (52 WEEKS) ENDED
                                                            ----------------------------------------------------------------
                                                             DECEMBER 28, 1997      DECEMBER 29, 1996      DECEMBER 31, 1995
                                                            -------------------    -------------------    ------------------
OPERATING ACTIVITIES:
Net  income (loss)                                               $ 1,649,527            $ 1,443,965            $ (403,442)
Adjustments to reconcile net income (loss) to net
   cash provided by  operating activities:
Depreciation                                                       1,582,162                720,821               457,706
Amortization                                                       1,852,467                553,296               501,210
Amortization of deferred compensation                                      -                      -                34,125
Minority partner interest                                              2,237                 96,519               106,928
Changes in assets and liabilities:
 Increase in inventories                                            (197,684)              (266,444)             (104,446)
 (Increase) decrease in receivables from related parties              (7,900)               (69,054)              136,260
  Increase in other assets                                        (1,958,181)              (868,137)             (457,614)
  Decrease in prepaid rent                                            50,400                 50,399               144,842
  Increase (decrease) in accounts payable                          1,318,690                (36,230)               76,842
  Increase in accrued expenses                                       721,616                356,585               340,486
  Decrease in payable to related parties                                   -                (98,927)              (55,004)
  Increase in sales tax payable                                       35,257                 53,435                43,836
  (Decrease) increase in income taxes payable                       (221,000)               496,216                     -
  Increase in deferred rent                                          356,313                206,696               174,596
                                                          -------------------    -------------------    ------------------
Total adjustments                                                  3,534,377              1,195,175             1,399,767
                                                          -------------------    -------------------    ------------------
Net cash provided by operating activities                          5,183,904              2,639,140               996,325
                                                          -------------------    -------------------    ------------------

INVESTING ACTIVITIES:
Purchase of investment securities                                          -             (6,045,000)                    -
Sale of investment securities                                              -              6,045,000                     -
Purchase of property and equipment                                (7,233,151)            (5,798,872)           (1,733,371)
                                                          -------------------    -------------------    ------------------
Net cash used in investing activities                             (7,233,151)            (5,798,872)           (1,733,371)
                                                          -------------------    -------------------    ------------------

FINANCING ACTIVITIES:
Proceeds from debt financing                                         703,884                839,340                47,571
Repayment of debt                                                   (476,835)              (189,377)             (756,281)
Redemption of preferred shares                                      (370,624)                     -                     -
Proceeds from borrowings from stockholders                                 -                      -             1,750,000
Repayment of notes payable to stockholders                        (1,000,000)            (1,358,214)                    -
Net proceeds from issuance of common stock and warrants            5,473,742              6,125,055                     -
                                                          -------------------    -------------------    ------------------
Net cash provided by financing activities                          4,330,167              5,416,804             1,041,290
                                                          -------------------    -------------------    ------------------

Net increase in cash                                               2,280,920              2,257,072               304,244

CASH AT BEGINNING OF YEAR                                          3,033,851                776,779               472,535
                                                          -------------------    -------------------    ------------------

CASH AT END OF YEAR                                              $ 5,314,771            $ 3,033,851             $ 776,779
                                                          ===================    ===================    ==================

                 See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest was $377,765, $611,296 and $307,510 for the years (52 weeks) ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

Concurrent with the initial public offering during 1996, there were 200,000 shares of common stock and 100,000 warrants issued upon the conversion of $750,000 of related party debt and $159,000 of minority partner interest.

Cash paid for income taxes was $1,070,000 and $151,784 during the years (52 weeks) ended December 28, 1997 and December 29, 1996, respectively. No income taxes were paid prior to 1996.

Discounts of $53,094, $57,081 and $56,198 were recognized as interest expense for the years (52 weeks) ended December 28, 1997, December 29, 1996, and December 31, 1995, respectively, related to non-interest bearing notes.



                 See Notes to Consolidated Financial Statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") manages and operates 40 full service, casual dining seafood restaurants in Florida, Kentucky, and Ohio under the name "Shells". The Company was incorporated on April 29, 1993 and began operations in August 1993.

         In August 1993, the Company purchased from Shells, Inc. the servicemarks "Shells" and "Shells Seafood, ShellFish and Whatnot," as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". As part of the purchase, the Company entered into a management and license agreement with Shells, Inc. whereby the Company became the exclusive manager of the Shells restaurants owned by Shells, Inc. While neither the Company nor Shells, Inc. controlled the other entity, certain officers, directors and stockholders of the Company were also officers, directors or stockholders of Shells, Inc. The Company and Shells, Inc. determined that it would be to the advantage of both parties and their respective stockholders that Shells, Inc. be merged into the Company. To that end, the Company acquired Shells, Inc. effective December 29, 1994.

         Principles of Consolidation -- The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries as well as a joint venture partnership in which the Company is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

         Fiscal Year -- The Company's Fiscal year is the 52 weeks ending the Sunday nearest to December 31.

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

         Construction in Progress -- The Company capitalizes all direct costs incurred in the construction of its restaurants. Upon opening, these costs are depreciated or amortized and charged to expense based on their proper classification. The amount of interest capitalized is insignificant to the presentation of the consolidated financial statements in all periods presented.

         Goodwill -- The excess of the Company's cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. is being amortized on the straight-line basis over 20 years. The use of a 20 year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants.

        Impairment of Long-Lived Assets -- Property and equipment, goodwill and other intangible assets are reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in the cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of those assets. A loss due to impairment would be recognized by a charge to earnings.

         Income Taxes -- The Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

         Net income (loss) per share of common stock -- Earnings per common share are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. The basic net income (loss) per share of common stock is computed by dividing net income
(loss) applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stock by the weighted average number of shares of common stock outstanding exclusive of common stock equivalents as the inclusion of common stock equivalents would be anti-dilutive. (See Note 11).

         Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

2. OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                 DECEMBER 28, 1997       DECEMBER 29, 1996
                                                 -----------------       -----------------
Preopening costs, net                              $ 1,081,176              $ 1,050,898
Prepaid expenses                                       400,344                  259,721
Accounts receivable                                    170,707                  131,400
Other current assets                                    11,640                   13,386
                                                   ===========              ===========
                                                   $ 1,663,867              $ 1,455,405
                                                   ===========              ===========


3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                 DECEMBER 28, 1997      DECEMBER 29, 1996
                                                 -----------------      -----------------

Equipment                                          $  6,312,696             $ 4,273,529
Leasehold improvements                                6,438,300               3,318,428
Furniture and fixtures                                2,994,259               1,803,848
Land and buildings                                    1,478,512               1,422,871
Signage                                                 752,014                 357,665
Construction in progress                                479,062                  19,500
                                                   ------------             -----------
                                                     18,454,843              11,195,841
Less accumulated depreciation and amortization       (4,148,705)             (2,540,692)
                                                   ------------             -----------
                                                   $ 14,306,138             $ 8,655,149
                                                   ------------             -----------


4.  ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                 DECEMBER 28, 1997       DECEMBER 29, 1996
                                                 -----------------       -----------------
Accrued payroll                                    $   958,376              $   956,536
Accrued insurance                                      718,833                  284,723
Unearned revenue                                       524,242                  378,615
Other                                                  679,953                  539,914
                                                   ===========              ===========
                                                   $ 2,881,404              $ 2,159,788
                                                   ===========              ===========




5. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                 DECEMBER 28, 1997   DECEMBER 29, 1996
                                                                                 -----------------   -----------------
Payable to stockholders:
   Loans payable to stockholders, interest at the prime rate plus 2% (10.25%
      at December 29, 1996) This loan was repaid during October 1997. (See
      Note 12)                                                                    $       -           $ 1,000,000

Payable to others:
   $500,000 non-interest bearing note, principal payable in variable annual installments with a balloon payment due in the amount of $116,000 in
       2002, net of imputed interest of $72,175 and $94,081, respectively, at 9%, collateralized by a leasehold interest in certain property and
       fixed assets of the Company.                                                  219,695               255,919

   $540,000 non-interest bearing note, principal payable in variable monthly installments through December 2004, net of imputed interest of $126,403 and $157,591, respectively, at 11%, collateralized by a leasehold interest
       in certain property and fixed assets of the Company.                          276,186               294,141

    12% secured note, collateralized by certain fixed assets                               -               150,000

   $447,500 promissory note with a bank secured by real property owned by the
       Company.  Interest is payable monthly based on the one month LIBOR rate plus 2.25%.  Principal is payable monthly based on a twelve year amortization with unpaid principal due November, 2001.  The interest
       rates were 8.22% and 7.89%, respectively.                                     415,000               447,500

   $453,000 promissory note with a bank secured by real property owned by the Company.  Interest is payable monthly based on the prime rate plus
       1%.  Principal is payable $2,520 monthly with all unpaid principal due in
       September, 2001.  The interest rates were 9.50% and 9.25%, respectively.      410,415               268,905

   Finance agreements, collateralized by equipment, principal and interest due
       monthly through April, 2002, interest rates ranging from 7.4% - 11.0%.        343,031                20,813
                                                                                 -----------           -----------
                                                                                   1,664,327             2,437,278
   Less current portion                                                             (215,235)           (1,276,765)
                                                                                 -----------           -----------
                                                                                 $ 1,449,092           $ 1,160,513
                                                                                 ===========           ===========

   The annual maturities of debt as of December 28, 1997 are as follows:

                                                                                        1998          $   215,235
                                                                                        1999              215,299
                                                                                        2000              184,032
                                                                                        2001              781,154
                                                                                        2002              268,607
                                                                                                      -----------
                                                                                                      $ 1,664,327
                                                                                                      -----------

The carrying amount of long-term debt approximates fair value.

6. COMMITMENTS AND CONTINGENCIES

         Prior to January 1, 1995, the Company agreed to pay $520,000 and $540,000 over ten-year periods as inducements to obtain leases for certain restaurant sites. These amounts, net of interest imputed at 9% and 11%, respectively, have been recorded as prepaid rent and are being amortized over the terms of the leases.

         With the exception of two sites, the Company conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for the Company to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under these leases was $3,112,000, $1,710,000 and $1,545,000 for the years (52 weeks) ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively, and includes contingent rent of $365,000, $140,000 and $81,000 for the years (52 weeks) ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. The approximate future minimum rental payments under such operating leases as of December 28, 1997 are as follows:


          1998      $ 2,770,000
          1999        2,659,000
          2000        2,481,000
          2001        1,924,000
          2002        2,097,000
    Thereafter        7,707,000
                    -----------
                    $19,638,000
                    ===========

         These leases expire at various dates through the year 2015 but contain renewal options for additional periods.

The Company has entered into employment agreements with four officers that include salaries ranging from $117,000 to $187,000 per year for each of the officers. The employment agreement for the Company's president is effective through August 31, 1998 whereas other employment agreements are annual and renewed automatically on the respective anniversary dates, unless either party provides notice of intent not to renew.

During 1996, the Company entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined, ("royalty") of each of the restaurants opened and continued to be operated by the Company at each of the six sites through the end of the initial terms of the respective leases. The base terms expire at various dates between 2003 and 2015. These restaurants were opened during December 1996 and the royalty expense related to these restaurants was $126,000 and $4,000 for the years ended December 28, 1997 and December 29, 1996, respectively. The Company paid a $12,000 royalty settlement related to the Miami restaurant which was closed in January, 1998.

         The Company is subject to legal proceedings, claims and liabilities which arose in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

7. MINORITY PARTNER INTEREST

         The Company has a 51% equity interest in a joint venture partnership (the "Joint Venture") which owns and operates the Shells restaurant located in Melbourne, Florida. The Company entered into the Joint Venture with WLH Investments, Inc. ("WLH Investments"), a corporation owned by the wife of the Company's President, on March 1, 1994. The Company has a 51% equity interest and WLH Investments has the remaining 49%. As a condition of the Joint Venture, WLH Investments contributed $400,000 in capital on March 1, 1994. The profits, as defined in the Joint Venture agreement, of the Joint Venture are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments,
(ii) 100% of the next $60,000 is allocated to the Company, (iii) any excess over the $120,000 is allocated 51% to the Company and 49% to WLH Investments. All losses are allocated in accordance with the ownership percentages.

         The Joint Venture had profits of $350,000, $342,000 and $212,000 during the years (52 weeks) ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. The Joint Venture paid the Company $150,000, $154,000 and $139,000 in management and license fees for the years (52 weeks) ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively

         The Joint Venture agreement, which was effective March 1994, as amended March 1995, contains a purchase option for the Company to purchase the WLH Investments interest in the Joint Venture, or conversely, for WLH Investments to put their interest in the Joint Venture to the Company, for a purchase price of $750,000 payable by the issuance of the Company's common stock having a value of $750,000. The option is exercisable at any time following the date the Company's common stock equals or exceeds $20 per share for a period of 20 consecutive trading days.

         During 1996, the minority partner agreed to convert $159,000 of amounts owed to it for 34,984 shares of the Company's common stock and warrants to purchase 17,492 shares of the Company's common stock. The conversion of the $159,000 from the minority partner represents the payment of undistributed earnings and does not affect the minority partner ownership interest. The minority partner exercised the warrants to purchase 17,492 shares of the Company's common stock during 1997.

8. REDEEMABLE PREFERRED SHARES

         Shells, Inc. currently has issued and outstanding 148,250 shares of 5% non-cumulative preferred shares ("Shells, Inc. Preferred Shares"). The Company has agreed to allow each holder of Shells, Inc. Preferred Shares to put 20% of his or her shares to the

Company on an annual basis effective April 23, 1997. The put price is $10.00 per share plus annual dividends, if applicable. There have been no dividends payable to date as the subsidiary, Shells, Inc. does not have retained earnings as of December 28, 1997. The Company has also agreed that it will use the proceeds, if any, received from the exercise of the Shells, Inc. Warrants to redeem the Shells, Inc. Preferred Shares, at a redemption price of $10.00 per share (See
Note 9). The Shells, Inc. Warrants expire on April 22, 1998 and there is no certainty with respect to the number of warrants that will be exercised.

         The carrying amount of Shells, Inc. Preferred Shares was recorded at its estimated fair market value and is periodically accreted using the interest method, so that the carrying amount will equal the total redemption value as of the anticipated redemption dates. The carrying amount will be further periodically increased by amounts representing dividends not currently declared or paid, but which will be payable under the redemption features for which payment is not solely within the control of the Company. Additional increases in the carrying value will be affected by charges against retained earnings or in the absence of retained earnings by charges against additional paid-in capital. Each increase in the carrying amount of preferred shares subject to redemption will be treated in the calculation of earnings per share in the same manner as preferred share dividends. The maximum annual redemption payment by the Company will be $370,624 for five years plus accrued dividends at 5%, commencing April 23, 1997. Shells, Inc. Preferred Shares accretion for the years (52 weeks) ended December 28, 1997, December 29, 1996 and December 31, 1995 was $74,000, $117,000
and $166,229, respectively.

         The estimated annual accretions, assuming no warrants are exercised from the adjusted fair market value plus accrued dividends payable at 5% as of December 28, 1997, are as follows:

                        ACCRETION         5% DIVIDEND             TOTAL
                        ---------         -----------           ---------
        1998            $  58,000           $  60,000           $ 118,000
        1999               39,000              42,000              81,000
        2000               14,000              28,000              42,000
                        ---------           ---------           ---------
                        $ 111,000           $ 130,000           $ 241,000
                        ---------           ---------           ---------

9. STOCKHOLDERS' EQUITY

         The Company completed an initial public offering (the "Offering") of 1,400,000 shares of the Company's common stock at $5.00 per share and warrants to purchase 700,000 shares of the Company's common stock on April 29, 1996, raising net proceeds of $5,090,000 for the Company. Concurrent with the Offering, the Company converted $750,000 of outstanding debt and $159,000 in minority partner interest into 200,000 shares of common stock and warrants to purchase 100,000 shares of the Company's common stock, at $4.50 per share and $0.09 per warrant, respectively, which represented the Offering price net of underwriter's discount. In connection with the conversion of debt, the lender was granted an option (the "Lender's Option") to purchase an additional

24,752 shares and 12,376 warrants at $4.50 per share and $0.09 per warrant simultaneously with and in the same proportion to which the underwriter exercises its over-allotment option. The underwriter exercised its over-allotment option effective May 13, 1996 resulting in the issuance of an additional 210,000 shares of common stock and warrants to purchase 105,000 shares of the Company's common stock, plus the issuance of 24,752 shares and warrants to purchase 12,376 shares of the Company's common stock through the Lender's Option, generating an additional $1,035,000 in net proceeds for the Company. Upon completion of the Offering, the Company repaid a $1,310,000 principal amount loan plus accrued and unpaid interest of $307,000 to an affiliated entity. During June 1997, the Company issued a notice of redemption of all such registered warrants to purchase common stock. There were approximately 917,000 warrants exercised at a price of $6.00 per warrant raising approximately $5,400,000, net of related expenses.

The stockholders of Shells, Inc. were granted warrants (the "Shells, Inc. Warrants") to purchase 229,904 shares of the Company's common stock at $5.50 per share pursuant to the merger into Shells Seafood Restaurants, Inc. dated December 29, 1994. The warrants are exercisable until April 22, 1998. Each warrant is redeemable by the Company at a price of $0.10 at any time prior to its expiration, but only after the 20th consecutive trading day on which the Company's common stock maintains a closing bid price at least equal to $9.00 per common share, and always subject to the right of the holders to exercise his or her purchase rights thereunder within a period of 30 days following the furnishing by the Company of its notice of redemption. These warrants were only redeemable by the Company upon registration of the underlying shares. There were approximately 226,000 warrants outstanding as of December 28, 1997.

         Prior to the effective date of the Offering, the Company reincorporated under the laws of the State of Delaware. The Company's Common Stock, at a par value of $0.001 with 50,000,000 shares authorized for issuance under the laws of the State of Florida, was converted into shares of the Company's Common Stock registered under the laws of the State of Delaware, at a par value of $0.01 with 20,000,000 shares authorized, on a share-for-share basis. At December 28, 1997, 4,227,062 shares of the Company's Common Stock are issued and outstanding.

INCOME TAXES

      The components of the provision for income taxes for the years ended December 28, 1997 and December 29, 1996 are as follows:

                                                YEARS (52 WEEKS) ENDED
                                         DECEMBER 28, 1997    DECEMBER 29, 1996
                                         -----------------    -----------------
Federal
  Current                                   $ 678,000            $ 537,000
  Deferrred                                         -                    -
                                            ---------              -------
                                              678,000              537,000
                                              -------              -------
State
  Current                                     171,000              111,000
  Deferrred                                         -                    -
                                             --------            ----------
                                              171,000              111,000
                                              -------              -------
                                            $ 849,000            $ 648,000
                                            ---------            ---------

There were no income taxes due and payable prior to Fiscal 1996.

         The Company's effective tax rate is composed of the following:

                                             YEAR (52 WEEKS) ENDED
                                               DECEMBER 28, 1997
                                               -----------------
Federal Statutory rate                              34.0%
State income tax, net of federal benefit             4.5
FICA tip credits                                    (7.7)
Goodwill amortization                                2.8
Valuation allowance adjustment                      (5.3)
Tax exempt interest                                 (0.6)
Other                                                6.3
                                                    ----
                                                    34.0%
                                                    ----


         As of December 28, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,926,000 which expire between 2006 and 2009. The Company also has approximately $290,000 of general business credit carryforwards which expire by 2012. The Company had an ownership change in both 1994 and 1996 as defined by Internal Revenue Code
Section 382, which limits the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $25,000 per year. Any portion of the $25,000 amount not utilized in any year will carry forward to the following year subject to the 15 year limitation on carryforward of net operating losses and credits. All of the Company's net operating loss carryforwards and approximately $71,000 of credits are subject to the annual limitation. For financial reporting purposes, a valuation allowance of $1,361,000 as of December 28, 1997 has been recognized to offset the deferred tax assets.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  DECEMBER 28, 1997
                                       ---------------------------------------
                                        CURRENT      NON-CURRENT       TOTAL
                                       ---------     -----------    -----------
Preopening costs and other assets      $       -     $ (582,000)   $  (582,000)
Accrued liabilities                      404,000        497,000        901,000
Net operating loss carryforwards                        752,000        752,000
General business credits                                290,000        290,000
                                       ---------     ----------    -----------
                                         404,000        957,000      1,361,000

Valuation allowance                                                 (1,361,000)
                                                                   -----------
                                                                   $         -
                                                                   ===========

                                                   DECEMBER 29, 1996
                                       ---------------------------------------
                                        CURRENT       NON-CURRENT      TOTAL
                                       ----------     -----------    ----------
Preopening costs and other assets      $      -       $ (203,000)   $ (203,000)
Accrued liabilities                     289,000          360,000       649,000
Net operating loss carryforwards              -          788,000       788,000
General business credits                      -          261,000       261,000
                                       --------       ----------    ----------
                                        289,000        1,206,000     1,495,000

Valuation allowance                                                 (1,495,000)
                                                                    ----------
                                                                    $        -
                                                                    ----------

11. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         The following table represents the computation of basic and diluted earnings per share of common stock as required by SFAS No. 128.


                                                            YEARS (52 WEEKS) ENDED
                                                  DECEMBER 28,     DECEMBER 29,     DECEMBER 31,
                                                      1997             1996             1995
                                                  -----------      -----------      -----------
Net income (loss)                                 $ 1,649,527      $ 1,443,965      $  (403,442)
Preferred share accretion                             (74,000)        (117,000)        (166,229)
                                                  -----------      -----------      -----------
Net income (loss) applicable to common
 share owners                                     $ 1,575,527      $ 1,326,965      $  (569,671)
                                                  ===========      ===========      ===========

Weighted common shares outstanding                  3,726,949        2,729,417        1,462,684

Net income (loss) per common share                $      0.42      $      0.49      $     (0.39)
                                                  ===========      ===========      ===========

Effect of dilutive securities:
Warrants                                              897,103          529,631             --
Stock options                                         126,568           53,603             --

Diluted weighted common shares outstanding          4,750,620        3,312,651        1,462,684
                                                  -----------      -----------      -----------
Diluted net income (loss) per common share        $      0.33      $      0.40          $  (.39)
                                                  ===========      ===========      ===========


Diluted net loss per common share for the year ended December 31, 1995 excludes 84,000 common stock equivalents which were antidilutive.

The pro forma weighted average number of shares assumes the additional shares that were outstanding as of December 28, 1997 were outstanding since January 2, 1995. The pro forma earnings (loss) per share reflecting the increased pro forma weighted average number of shares outstanding were $0.32, $0.28, and ($0.13) based on pro forma weighted average number of common shares outstanding of 4,964,000, 4,715,000, and 4,227,000 for the years ended December 28, 1997,
December 29, 1996 and December 31, 1995, respectively inclusive of the dilutive effect of common stock equivalents.


12. RELATED PARTY TRANSACTIONS

On October 16, 1995, a $750,000 loan (the "1995 Loan") was provided to the Company, consisting of $650,000 from various persons including the Company's Chairman, and $100,000 from an unrelated third party, (the "1995 Lenders"). This loan bore interest at 12% and was payable on the earlier of March 30, 1996 or at the time of the Offering. In addition, the loan agreement provided for the granting of warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.50 per share. In connection with the Offering, the 1995 Lenders agreed to convert the $750,000 owed to them into 165,016 shares of the Company's Common Stock and warrants to purchase 82,508 shares of the Company's Common Stock (the "Debt Conversion"). The amounts owed were converted into stock and warrants at $4.50 per share and $0.09 per warrant which represents the Offering price per share and per warrant, net of underwriters discount. In connection with the Debt Conversion, the 1995 Lenders were granted an option (the "Adler option") which gave the 1995 Lenders the right to purchase an aggregate of up to 24,752 unregistered shares of common stock and warrants to purchase up to 12,376 shares of the Company's common stock at a purchase price of $4.50 per share and $0.09 per warrant, respectively, simultaneously with and in the same proportion to which the underwriter exercised its over-allotment option. The Debt Conversion was completed concurrently with the Offering, and the Adler option was exercised concurrently with the underwriter's over-allotment option. The warrants to purchase common stock related to both the Debt Conversion and the Adler option were exercised during 1997.

         Effective February 1, 1996, the 1995 Loan and a $1,000,000 loan which originated in 1993 were extended from February 29, 1996 to May 15, 1996 and effective with the consummation of the Offering, the two $500,000 loans originated in 1994 were extended from May 15, 1996, to a date 18 months following the consummation of the Offering (October 23, 1997). As consideration for these extensions, the Company issued warrants to purchase 150,000 shares of common stock at a price of $3.50 per share. The Company recognized $112,500 in compensatory expense during 1996 related to the issuance of these warrants.

         The Company manages three restaurants pursuant to a management and license agreement which became effective July 1993. These entities are deemed to be related parties based on the Company's ability to influence the management and operating policies of the managed restaurants. The Company provides management services and licenses the Company's proprietary information required to operate the restaurant for a management fee of 4% of restaurant sales. The management agreements outline the respective owners ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories and working capital. A fourth restaurant is operated by the Company, for a management fee of 4%, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by the Company for Shells restaurants. The management fees paid under these agreements were approximately $398,000, $388,000 and $352,000 for each of the years (52 weeks) ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

         The Company has also entered into option agreements with three of the licensees, effective July 1993 which were amended in August 1995, documenting the terms by which the Company can acquire the restaurants assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of the Company's common stock at the prevailing market price. The option is exercisable by either party upon the Company averaging a market capitalization, as defined, of $100,000,000 for twenty consecutive trading dates.

13. STOCK COMPENSATION PLAN

         On September 11, 1995, the Company's Board of Directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of ten years. The weighted average remaining contractual life for the options outstanding at December 28, 1997 for both plans is approximately eight years. The 1995 Employee Stock Option Plan provided for the issuance of options to purchase a total of 240,000 shares which, effective May 20, 1997, was increased to 340,000 shares. The 1996 Employee Stock Option Plan provided for the issuance of options to purchase a total of 101,000 shares.

         As of December 28, 1997, options to purchase 292,293 shares had been granted with 101,654 exercisable. There were 9,332 shares purchased through the exercise of these options during 1997. The exercise prices of the options ranged from $5.00 to $13.88. Effective February 9, 1998, up to 1,000 options per person were reissued at the market price on that date, $8.00, for those option holders who were previously issued options at market prices above $8.00. A total of 31,000 options were repriced at the $8.00 exercise price.

         On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan authorized a total of 100,000 shares to be reserved for issuance under this director's compensation plan. The Company granted 10,000 options during 1997 at the market price on the date of grant, none of which were exercisable as of December 28, 1997.

         The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans; accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share applicable to common stock on a pro forma basis would have been as follows for Fiscal 1997 and Fiscal 1996:


                                          DECEMBER 28, 1997   DECEMBER 29, 1996
                                          -----------------   -----------------
Pro forma - net income applicable to
     common stock                            $1,530,540            $945,542
Basic net income per share                   $     0.41            $   0.35
Diluted net income per share                 $     0.32            $   0.29


         The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants: ( i) no dividend yield; (ii) expected volatility of 54% and 35% for fiscal 1997 and fiscal 1996 grants, respectively; (iii) a risk-free interest rate of 5.5% and 6.4% for fiscal 1997 and fiscal 1996 grants, respectively; (iv) an estimated option life of three and a half years. The results reported above may vary depending on the assumptions applied within the model. There were no options granted prior to the Offering.

Option activity is summarized below:
                                                                  WEIGHTED
                                       NUMBER OF      OPTION       AVERAGE
                                        SHARES        PRICE         PRICE
                                       ---------   ------------  ----------
Outstanding at January 1, 1995                -               -     $ -
     Granted                            159,960           $5.00      5.00
     Exercised                                -               -       -
     Cancelled                                -               -       -
                                       --------
Outstanding at December 31, 1995        159,960            5.00      5.00
     Granted                            101,000     5.00 - 8.25      5.50
     Exercised                                -               -       -
     Cancelled                           (2,000)           5.00      5.00
                                        -------
Outstanding at December 29, 1996        258,960     5.00 - 8.25      5.19
     Granted                             45,000     9.50 - 13.88    10.43
     Exercised                           (9,332)    5.00 - 6.63      5.06
     Cancelled                           (1,667)           5.00      5.00
                                        -------
Outstanding at December 28, 1997        292,961     5.00 - 13.88     5.99


14. DEFINED CONTRIBUTION PLAN

         The Company has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All salaried employees of the Company with more than 90 days of service who are at least 21 years of age are eligible to participate in the plan. The plan allows for a discretionary matching contribution from the Company. The Company, which pays the plan expenses, has not contributed any discretionary contributions to date.

15. SUBSEQUENT EVENT

         On March 12, 1998, the Company's management entered an agreement outlining the terms of a proposed transaction to acquire up to seven properties from another restaurant company. The asset purchase and sale agreement outlines the required terms and conditions necessary to consummate the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Proposal - Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS,FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements

(1) and (2) See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

(3)      Exhibits

         Exhibits Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 are
         management contracts, compensatory plans or arrangements.

EXHIBITS    DESCRIPTION
-------     --------------

3.1    Certificate of Incorporation*

       Agreement and Plan of Merger, dated March 31, 1996, by and between Shells Seafood Restaurants, Inc., a Delaware Corporation, and Shells Seafood Restaurant, Inc., a Florida Corporation.*
3.2    By-laws.*
3.3    Specimen Common Stock Certificate.*
4.1 Form of Warrant Agreement between Shells Seafood Restaurant, Inc. and Continental Stock Transfer & Trust Company and Paragon Capital Corporation.*
4.2 Form of Warrant Agreement between Shells Seafood Restaurants, Inc. and Paragon Capital Corporation.*
10.1 Employment Agreement, dated September 1, 1995, between William E. Hattaway and Shells Seafood Restaurants, Inc.*
10.2 Employment Agreement, dated September 2, 1993, between Frank C. Roehl, III and Shells Seafood Restaurants, Inc.*
10.3 Employment Agreement, dated October 11, 1993, between John R. Ritchey and Shells Seafood Restaurants, Inc.*
10.4 Employment Agreement, dated May 18, 1993, between Warren R. Nelson and Shells Seafood Restaurants, Inc.*
10.5   1996 Employee Stock Option Plan.*
10.6   1995 Employee Stock Option Plan.*
10.7   1996 Stock Option Plan for Non-Employee Directors
10.8 Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc.*
10.9 Agreement for Assignment of Servicemarks, dated August 19, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc.*
10.10 Agreement and Plan of Merger, dated November 16, 1994, by and among Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc.*
10.11 First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc.*
10.12 Warrant Agreement, dated as of December 29, 1994, relating to warrants to purchase 230,000 shares of Common Stock, adopted by the Board of Directors of Shells Seafood Restaurants, Inc.*
10.13 Shareholders Agreement, dated September 20, 1993, by and among Cotton Foods, Inc., William E. Hattaway, Commonwealth Associates Growth Fund, Inc. and Shells Seafood Restaurants, Inc.*
10.14 First Amendment to Note and Stock Purchase Agreement and Shareholders Agreement, effective as of December 29, 1994, by and among Food Properties, Ltd., (as successor in interest to Cotton Foods, Inc.), William E. Hattaway, The MicroCap Fund, Inc. (formerly known as Commonwealth Associates Growth Fund, Inc.), and Shells Seafood Restaurants, Inc.*
10.15 Registration Rights Agreement, effective as of December 29, 1994, by and among Frederick R. Adler, The MicroCap Fund, Inc. and Shells Seafood Restaurants, Inc.*
10.16 Warrant Agreement, dated December 29, 1994, relating to Warrants to purchase 20,000 shares of Class A Preferred Stock, adopted by the Board of Directors of Shells Seafood Restaurants, Inc.*

10.17 Note and Warrant Purchase Agreement among Shells Seafood Restaurants, Inc., and Frederick R. Adler, as nominee, dated as of September 19, 1995.*
10.18 Warrant Agreement, dated as of September 19, 1995, relating to Warrants to purchase 200,000 shares of Common Stock, adopted by the Board of Directors, of Shell Seafood Restaurants, Inc.*
10.19 Security Agreement, dated as of September 19, 1995 by and among Shells Seafood Restaurants, Inc. and Frederick R. Adler, as nominee and James Monroe.*
10.20 Promissory Note in the initial principal amount of $650,000, dated September 19, 1995, by Shells Seafood Restaurants, Inc. for the benefit of Frederick R. Adler, as nominee.*
10.21 Promissory Note in the initial principal amount of $100,000, dated September 19, 1995, by Shells Seafood Restaurants, Inc. for the benefit of James Monroe.*
10.22 Registration Rights Agreement, dated as of September 19, 1995 by and among Shells Seafood Restaurants, Inc., Frederick R. Adler, as nominee, James Monroe, and any person or entity in whose name certain warrants are originally registered.*
10.23 Form of Extension Agreement, effective February 1, 1996, by and among Frederick R. Adler, The MicroCap Fund, Inc. James Monroe and Shells Seafood Restaurants, Inc.
10.24 Distributor Agreement, dated January, 1995, between Rykoff Sexton and Shells Seafood Restaurants, Inc.*
10.25 Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH Investments, Inc.*
10.26 First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc.*
10.27 Promissory Note in the initial principal amount of $400,000, dated March 8, 1994, by Shells Seafood Restaurants, Inc. for the benefit of WLH Investments, Inc.*
10.28 Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint Venture and Shells Seafood Restaurants, Inc.
10.29 Management and License Agreement dated July 29, 1993, between Shells of Carrollwood Village, Inc. and Shells Seafood Restaurants, Inc., as amended.*
10.30 Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc. and Shells Seafood Restaurants, Inc., as amended.*
10.31 Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc., as amended.*
10.32 Amended Option Agreement dated August 10, 1995 between Shells Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc.*
10.33 Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc.*
10.34 Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc.*
10.35 Agreement for Consulting and Management Services and Licensing of Service Marks, dated October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the Stipulation of Settlement dated December 2, 1994.*

10.36 Asset Purchase Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation.*
10.37 Assignment Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation.*
10.38 Promissory Note in the initial principal amount of $540,000, dated September 30, 1994 by Shells of St. Pete Beach, Inc. for the benefit of the Bleckley Corporation.*
10.39 Continuing and Unconditional Guaranty by Shells Seafood Restaurants, Inc. for the benefit of the Bleckley Corporation.*
10.40 Security Agreement, dated September 30, 1995 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation.*
10.41 Assignment Agreement, dated November 1, 1993 between Shells of Countryside Square, Inc. and Clearwater Food Service, Inc.*
10.42 Promissory Note in the initial principal amount of $500,000, dated November 1, 1993 by Shells of Countryside Square, Inc. for the benefit of Clearwater Food Service, Inc.*
10.43  Form of Directors Indemnification Agreement.*
10.44 Form of Extension Agreement, effective March 30, 1996 by and among Frederick R. Adler, The MicroCap Fund, Inc., Longview Partners, L.P. and Shells Seafood Restaurants, Inc.*
10.45 Form of Amended and Restated Common Stock Warrant Agreement, effective as of February 1, 1996.*
10.46 Promissory Note in the principal amount of $453,000, dated September 4, 1996 by Shells Seafood Restaurants, Inc. for the benefit of Huntington National Bank of Florida.**
10.47 Line of Credit for $2,000,000 dated July 18, 1996 by Shells Seafood Restaurants, Inc. for the benefit of First Union National Bank of Florida.**
10.48 Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida LP**
10.49 Equipment Lease Agreement between Captec and Shells Seafood Restaurants, Inc.
10.50 Loan Agreement, dated January 15, 1998, between Shells Seafood Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $850,000.
10.51 Loan Agreement, dated February 3, 1998 between Shells Seafood Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $1,000,000.
10.52  Proposal to loan $600,000 to Shells Seafood Restaurants, Inc.
       by Lyon Credit Corporation.
11     Computation of Per Share Earnings
21     Subsidiaries of the Registrant.*
27     Financial Data Schedule

* Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-1600).

** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Form 10-K.

(b)      Reports on Form 8-K

         Current report on Form 8-K dated June 16, 1997 relating to the notice of redemption sent to the holders of the outstanding publicly registered Common Stock Purchase Warrants of the Company.

(c)      Exhibits

         See (a) (3) above.

(d)      Financial Statement Schedule

See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the Consolidated Financial Statements or notes thereto.

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

DATE:  March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date

/s/ WILLIAM E. HATTAWAY
------------------------
William E. Hattaway             President and Director         March 20, 1998


/s/ WARREN R. NELSON
------------------------
Warren R. Nelson                Vice President of Finance,     March 20, 1998
                                Chief Financial Officer,
                                Treasurer and Secretary

/s/ FREDERICK R. ADLER
------------------------
Frederick R. Adler              Chairman of the Board          March 20, 1998


/s/ PHILIP R. CHAPMAN
------------------------
Philip R. Chapman               Director                       March 20, 1998


/s/ KAMAL MUSTAFA
------------------------
Kamal Mustafa                   Director                       March 20, 1998


/s/ JAY S. NICKSE
------------------------
Jay S. Nickse                   Director                       March 20, 1998


/s/ EDWIN F. RUSSO
------------------------
Edwin F. Russo                  Director                       March 20, 1998