Form 10-Q
period 1998-03-29
SHELLS SEAFOOD RESTAURANTS INC
filed 1998-05-12
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                  For the Quarterly Period Ended March 29, 1998

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

             For the Transition Period from __________to __________

                           Commission File No. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          65-0427966
 ------------------------------                         --------------------
(State or other jurisdiction of                           (IRS) Employer
 incorporation or organization)                         Identification Number

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

       CLASS                           OUTSTANDING AT MAY 6, 1998
       -----                           --------------------------

Common stock, $.01 par value                   4,256,353

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX



Part I - Financial Information                                      Page Number

    Item 1 - Financial Statements

        Consolidated Balance Sheets as of March 29, 1998 (Unaudited)
          and December 28, 1997                                             3

        Consolidated Statements of Income (Unaudited) for the 13 weeks
          ended March 29, 1998 and March 30, 1997                           4

        Consolidated Statements of Cash Flows (Unaudited) for the 13
          weeks ended March 29, 1998 and March 30, 1997                     5

        Notes to Consolidated Financial Statements - (Unaudited)            6

    Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7-9

Part II - Other Information                                                 10

Signatures                                                                  11


                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 29, 1998   DECEMBER 28, 1997
                                                                --------------   -----------------
ASSETS
Cash                                                              $ 4,901,345        $ 5,314,771
Inventories                                                           874,249            861,247
Other current assets                                                1,896,949          1,663,867
Receivables from related parties                                       51,018            139,948
                                                                  -----------        -----------
      Total current assets                                          7,723,561          7,979,833
Property and equipment, net                                        17,536,453         14,306,138
Prepaid rent                                                          311,721            324,321
Other assets                                                          567,190            450,155
Goodwill                                                            3,453,838          3,505,387
                                                                  -----------        -----------
TOTAL ASSETS                                                      $29,592,763        $26,565,834
                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                                  $ 2,647,834        $ 3,805,633
Accrued expenses                                                    3,113,846          2,881,404
Sales tax payable                                                     486,707            318,223
Income taxes payable                                                  906,136            275,216
Current portion of long-term debt                                     357,531            215,235
                                                                  -----------        -----------
      Total current liabilities                                     7,512,054          7,495,711
Deferred rent                                                       1,262,730          1,214,143
Long-term debt, less current portion                                3,066,972          1,449,092
                                                                  -----------        -----------
      Total liabilities                                            11,841,756         10,158,946

Minority partner interest                                             449,231            514,047

Shells, Inc. preferred shares subject to redemption,
      $10 par value; authorized 10,000,000 shares; 148,250
      issued and outstanding                                        1,386,352          1,371,852

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized
      2,000,000 shares; none issued or outstanding                       --                 --
Common stock, $.01 par value; authorized 20,000,000
      shares; 4,256,353 and 4,227,062 shares issued and
      outstanding, respectively                                        42,563             42,270
Additional paid-in-capital                                         13,105,803         12,944,995
Retained earnings                                                   2,767,058          1,533,724
                                                                  -----------        -----------
      Total stockholders' equity                                   15,915,424         14,520,989
                                                                  -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $29,592,763        $26,565,834
                                                                  ===========        ===========


           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                             13 WEEKS ENDED
                                                   MARCH 29, 1998        MARCH 30, 1997
                                                   --------------        --------------
REVENUES:
      Restaurant sales                              $ 21,365,725         $ 16,866,115
      Management fees from related parties               112,450              109,913
                                                    ------------         ------------
                                                      21,478,175           16,976,028
                                                    ------------         ------------
COST AND EXPENSES:
      Cost of restaurant sales                         7,124,584            6,002,643
      Labor and other related expenses                 5,860,608            4,391,547
      Other restaurant operating expenses              3,961,218            3,255,323
      General and administrative expenses              1,527,395            1,117,276
      Depreciation                                       510,363              322,153
      Amortization                                       444,926              364,326
                                                    ------------         ------------
                                                      19,429,094           15,453,268
                                                    ------------         ------------

INCOME FROM OPERATIONS                                 2,049,081            1,522,760
                                                    ------------         ------------
OTHER INCOME (EXPENSE):
      Interest income                                     70,144               38,170
      Interest expense                                  (101,736)             (90,001)
      Other expense, net                                  (9,424)             (26,913)
                                                    ------------         ------------
                                                         (41,016)             (78,744)
                                                    ------------         ------------
INCOME BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES                    2,008,065            1,444,016

ELIMINATION OF MINORITY PARTNER INTEREST                 (59,231)             (52,083)
                                                    ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               1,948,834            1,391,933

PROVISION FOR INCOME TAXES                              (701,000)            (473,000)
                                                    ------------         ------------
NET INCOME                                             1,247,834              918,933

PREFERRED SHARES ACCRETION                               (14,500)             (18,500)
                                                    ------------         ------------
NET INCOME APPLICABLE TO COMMON STOCK               $  1,233,334         $    900,433
                                                    ============         ============

NET INCOME PER SHARE OF COMMON STOCK                $       0.29         $       0.27
                                                    ============         ============
WEIGHTED COMMON SHARES OUTSTANDING                     4,229,480            3,297,536
                                                    ============         ============
DILUTED NET INCOME PER SHARE OF COMMON STOCK        $       0.25         $       0.21
                                                    ============         ============
DILUTED WEIGHTED COMMON SHARES OUTSTANDING             4,943,225            4,317,044
                                                    ============         ============


           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  13 WEEKS ENDED
                                                                        MARCH 29, 1998      MARCH 30, 1997
                                                                        --------------      --------------
OPERATING ACTIVITIES:
      Net income                                                         $ 1,247,834         $   918,933
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation                                                           510,363             322,153
      Amortization                                                           444,926             364,326
      Minority partner interest                                              (64,816)            (74,727)
      Changes in assets and liabilities:
        Increase in inventories                                              (13,002)           (105,567)
        Decrease (increase) in receivables from related parties               88,930             (31,352)
        Increase in other assets                                            (743,494)           (875,104)
        Decrease in prepaid rent                                              12,600              12,600
        (Decrease) increase in accounts payable                           (1,157,799)             30,884
        Increase in accrued expenses                                         232,442             506,029
        Increase in sales tax payable                                        168,484             221,124
        Increase in income taxes payable                                     630,920              83,000
        Increase in deferred rent                                             48,587              62,286
                                                                         -----------         -----------
      Total adjustments                                                      158,141             515,652
                                                                         -----------         -----------
      Net cash provided by operating activities                            1,405,975           1,434,585
                                                                         -----------         -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                  (3,740,678)           (950,970)
                                                                         -----------         -----------
      Net cash used in investing activities                               (3,740,678)           (950,970)
                                                                         -----------         -----------

FINANCING ACTIVITIES:
      Proceeds from debt financing                                         1,850,000                --
      Repayment of debt                                                      (89,824)            (50,834)
      Proceeds from exercise of warrants to purchase common stock            161,101                --
                                                                         -----------         -----------
      Net cash provided by (used in) financing activities                  1,921,277             (50,834)
                                                                         -----------         -----------

      Net (decrease) increase in cash                                       (413,426)            432,781

CASH AT BEGINNING OF PERIOD                                                5,314,771           3,033,851
                                                                         -----------         -----------

CASH AT END OF PERIOD                                                    $ 4,901,345         $ 3,466,632
                                                                         ===========         ===========


           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The financial statements of Shells Seafood Restaurants, Inc. ("the Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended December 28, 1997 filed with the Securities and Exchange Commission.

2.       STOCKHOLDERS' EQUITY

The Company had issued warrants to purchase 230,000 shares of common stock of the Company which expired April 22, 1998. Warrants to purchase 229,000 shares were exercised through the expiration date generating proceeds of $1,259,000. In accordance with contractual obligations, the proceeds of these warrant exercises will be used by the Company to repurchase outstanding shares of the Shells, Inc, preferred stock.

3.       EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share",

                                                             (UNAUDITED)
                                                            13 WEEKS ENDED
                                                   MARCH 29, 1998     MARCH 30, 1997
                                                   --------------     --------------
Net income                                          $ 1,247,834         $   918,933
Preferred share accretion                               (14,500)            (18,500)
                                                    -----------         -----------
Net income applicable to common stock               $ 1,233,334         $   900,433
                                                    ===========         ===========

Weighted common shares outstanding                    4,229,480           3,297,536

Net income per share of common stock                $      0.29         $      0.27
                                                    ===========         ===========
Effect of dilutive securities:
Warrants                                                606,560             912,478
Stock options                                           107,185             107,030

Diluted weighted common shares outstanding            4,943,225           4,317,044

Diluted net income per share of common stock        $      0.25         $      0.21
                                                    -----------         -----------

4.       NEW ACCOUNTING PRONOUNCEMENT

In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires such costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The effect on the Company's consolidated financial statements upon adoption of SOP 98-5 is not presently determinable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues, or where indicated, restaurant sales.

                                                         13 WEEKS ENDED
                                                 MARCH 29, 1998   MARCH 30, 1997
                                                 --------------   --------------

REVENUES:
  Restaurant sales                                    99.5%            99.4%
  Management fees from related parties                 0.5              0.6
                                                     -----            -----
                                                     100.0%           100.0%
                                                     =====            =====
COST AND EXPENSES:
  Cost of restaurant sales (1)                        33.3%            35.6%
  Labor and other related expenses (1)                27.4             26.0
  Other restaurant operating expenses (1)             18.5             19.3
                                                     -----            -----
Total restaurant costs and expenses (1)               79.2             80.9
                                                     -----            -----

  General and administrative expenses                  7.1              6.6
  Depreciation                                         2.4              1.9
  Amortization                                         2.1              2.1
INCOME FROM OPERATIONS                                 9.5              9.0
                                                     -----            -----

OTHER INCOME (EXPENSE):
  Interest income                                      0.3              0.2
  Interest expense                                    -0.5             -0.5
  Other expense, net                                   0.0             -0.2
                                                     -----            -----
                                                      -0.2             -0.5
                                                     -----            -----
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES              9.3              8.5

ELIMINATION OF MINORITY PARTNER INTEREST              -0.3             -0.3
                                                     -----            -----

INCOME BEFORE PROVISION FOR INCOME TAXES               9.0              8.2

PROVISION FOR INCOME TAXES                            -3.2             -2.8
                                                     -----            -----
NET INCOME                                             5.8%             5.4%
                                                     =====            =====

(1) As a percentage of restaurant sales.

13 WEEKS ENDED MARCH 29, 1998 AND MARCH 30, 1997

REVENUES. Total revenues for the 13 weeks ended March 29, 1998 were $21,478,000 as compared to $16,976,000 for the 13 weeks ended March 30, 1997. The increase in revenues was due to the opening of eight new restaurants in 1997 subsequent to the first quarter of 1997 and two new restaurant openings in the first quarter of 1998, partially offset by a 0.3% decline in same store sales. The same store sales declined 0.3% due to the impact of adverse weather conditions affecting Florida restaurants and particularly five coastal locations.

COST OF RESTAURANT SALES. The cost of restaurant sales as a percentage of restaurant sales decreased to 33.3 % for the first quarter of 1998 from 35.6% for the first quarter of 1997. This decrease was due to favorable food procurement costs and to selective menu price increases that were implemented during the fourth quarter of 1997. The Company has been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses, as a percentage of restaurant sales, increased to 27.4% during the first quarter of 1998 as compared to 26.0% for the first quarter of 1997. This increase was primarily attributable to increased management staffing levels and relocation costs related to new restaurant expansion as well as anticipated higher hourly labor costs incurred in the locations outside of Florida.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of sales improved to 18.5% for the first quarter of 1998 as compared with 19.3% for the first quarter of 1997. The improvement was primarily due to lower repair and maintenance expenses attributed to the significant number of newer and remodeled restaurants.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to 7.1% for the first quarter of 1998 as compared with 6.6% for the first quarter of 1997. The increase is due to costs associated with personnel selection, recruiting and training, as well as the third and fourth quarter additions of personnel in construction, procurement and quality controls to support the Company's anticipated growth.

DEPRECIATION. Depreciation increased to 2.4% for the first quarter of 1998 from 1.9% in the first quarter of 1997. The increase was primarily due to remodeling and upgrading of equipment undertaken over the past year.

AMORTIZATION EXPENSE. Amortization was unchanged at 2.1% for the first quarter of 1998 and 1997. The amortization expense could increase during Fiscal 1998 due to the combination of generally higher pre-opening costs in markets outside of Florida as well as the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires start-up costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998; however, earlier implementation is encouraged and is currently being evaluated by the Company.

PROVISION FOR INCOME TAXES. A provision for income taxes of $701,000 was recognized for the first quarter of 1998 as compared to $473,000 during the same quarter in 1997. The increase was primarily attributable to higher income before taxes and, to a lesser extent , an increase in the effective tax rate being utilized by the Company to 36% in Fiscal 1998 from 34% in Fiscal 1997.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations increased $526,000 or 35% to $2,049,000 for the first quarter of 1998 from $1,523,000 for the first quarter of 1997. The Company's net income increased 36% to $1,248,000 for the first quarter of 1998 from $919,000 for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 1998, the Company's current assets of $7,724,000 exceeded its current liabilities of $7,512,000, resulting in working capital of $212,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the first quarter of 1998 was $1,406,000 as compared with $1,435,000 for the first quarter of 1997. The net decrease of $29,000 was primarily attributable to a decrease in accounts payable offset by increases in income tax payable, net income and depreciation and amortization.

The cash used in investing activities was $3,741,000 for the first quarter of 1998 as compared with $951,000 for the first quarter of 1997. The increase of $2,790,000 was due to the Company opening two new restaurants during the first quarter and also incurring costs on a third restaurant which opened in April, 1998. The restaurant which opened in April, 1998 was a purchased site at a cost of $1,200,000. The cash used in investing activities during the first quarter of 1997 included the cost of opening one new restaurant as well as the construction costs incurred on another restaurant which opened subsequent to the first quarter of 1997.

The cash provided by financing activities was $1,921,000 for the first quarter of 1998 as compared with cash used in financing activities of $51,000 for the first quarter of 1997. The increase in cash provided of $1,972,000 was primarily due to borrowings to support restaurant openings, including, $1,000,000 related to the mortgage financing of the restaurant which opened in April, 1998 . The Company also received $161,000 in proceeds from the exercise of warrants to purchase shares of its common stock through March 29, 1998. Subsequent to March 29, 1998, the Company received approximately $1,100,000 in additional proceeds from the exercise of warrants to purchase common stock.

SEASONALITY

The restaurant industry in general is seasonal depending on the location and type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to various factors, including the seasonal nature of its business, weather conditions in Florida and the health of Florida's economy in general and the tourism industry in particular. Seasonality at the Company's restaurants is magnified due to its present concentration in Florida and, in many cases, locations are in coastal cities, where sales are significantly dependent on tourism, weather and seasonality patterns. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

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



                               SHELLS SEAFOOD RESTAURANTS, INC.
                                       (Registrant)


                                           /s/ WILLIAM E. HATTAWAY
----------------------------               -----------------------------------
Date     May 11, 1998                      William E. Hattaway
                                           President and Chief Executive Officer


                                           /s/ WARREN R. NELSON
----------------------------               -----------------------------------
Date     May 11, 1998                      Warren R. Nelson
                                           Vice President and Chief Financial
                                           Officer