Form 10-Q
period 1998-06-28
SHELLS SEAFOOD RESTAURANTS INC
filed 1998-08-11
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
     For the Quarterly Period Ended June 28, 1998

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

             CLASS                             OUTSTANDING AT AUGUST 11, 1998
  ----------------------------                 ------------------------------
  Common stock, $.01 par value                           4,453,248

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NUMBER

    ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of June 28, 1998 (Unaudited)
            and December 28, 1997                                       3

        Consolidated Statements of Income (Unaudited) for the 13 and
            26 weeks ended June 28, 1998 and June 29, 1997              4

        Consolidated Statements of Cash Flows (Unaudited) for the 26
            weeks ended June 28, 1998 and June 29, 1997                 5

        Notes to Consolidated Financial Statements - (Unaudited)        6 -7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        8-11

PART II - OTHER INFORMATION                                             12

Signatures                                                              13

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                             JUNE 28, 1998   DECEMBER 28, 1997
                                                             -------------   -----------------
ASSETS
Cash                                                          $ 4,377,480        $ 5,314,771
Inventories                                                       931,318            861,247
Other current assets                                            2,123,146          1,663,867
Receivables from related parties                                  132,926            139,948
                                                              -----------        -----------
     Total current assets                                       7,564,870          7,979,833
Property and equipment, net                                    18,481,089         14,306,138
Prepaid rent                                                      661,506            324,321
Other assets                                                      692,259            450,155
Goodwill                                                        3,402,289          3,505,387
                                                              -----------        -----------
TOTAL ASSETS                                                  $30,802,013        $26,565,834
                                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                              $ 2,170,291        $ 3,805,633
Accrued expenses                                                3,092,046          2,881,404
Sales tax payable                                                 422,920            318,223
Income taxes payable                                            1,215,136            275,216
Current portion of longterm debt                                  650,844            215,235
                                                              -----------        -----------
     Total current liabilities                                  7,551,237          7,495,711
Deferred rent                                                   1,348,790          1,214,143
Long-term debt, less current portion                            3,514,680          1,449,092
                                                              -----------        -----------
     Total liabilities                                         12,414,707         10,158,946

Minority partner interest                                         484,210            514,047

Shells, Inc. preferred shares subject to redemption,
     $10 par value; authorized 10,000,000 shares                       --          1,371,852

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                      --                 --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,453,248 and 4,227,062 shares issued and
     outstanding, respectively                                     44,532             42,270
Additional paid-in-capital                                     14,157,683         12,944,995
Retained earnings                                               3,700,881          1,533,724
                                                              -----------        -----------
     Total stockholders' equity                                17,903,096         14,520,989
                                                              -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $30,802,013        $26,565,834
                                                              ===========        ===========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            13 WEEKS ENDED                             26 WEEKS ENDED
                                                    ---------------------------------        ----------------------------------
                                                    JUNE 28, 1998       JUNE 29, 1997        JUNE 28, 1998        JUNE 29, 1997
                                                    -------------       -------------        -------------        -------------
REVENUES:
      Restaurant sales                              $ 21,703,235         $ 16,387,076         $ 43,068,960         $ 33,253,191
      Management fees from related parties               108,567              105,341              221,017              215,254
                                                    ------------         ------------         ------------         ------------
                                                      21,811,802           16,492,417           43,289,977           33,468,445
                                                    ------------         ------------         ------------         ------------
COST AND EXPENSES:
      Cost of restaurant sales                         7,458,042            5,721,103           14,582,626           11,723,746
      Labor and other related expenses                 5,894,214            4,299,265           11,754,822            8,690,812
      Other restaurant operating expenses              4,103,392            3,178,983            8,064,610            6,434,306
      General and administrative expenses              1,468,355            1,308,602            2,995,750            2,425,878
      Depreciation                                       572,753              333,030            1,083,116              655,183
      Amortization                                       553,647              410,738              998,573              775,064
                                                    ------------         ------------         ------------         ------------
                                                      20,050,403           15,251,721           39,479,497           30,704,989
                                                    ------------         ------------         ------------         ------------

INCOME FROM OPERATIONS                                 1,761,399            1,240,696            3,810,480            2,763,456
                                                    ------------         ------------         ------------         ------------
OTHER INCOME (EXPENSE):
      Interest income                                     71,025               45,844              141,169               84,014
      Interest expense                                  (160,286)             (88,747)            (262,022)            (178,748)
      Other expense, net                                  (8,192)               3,080              (17,616)             (23,833)
                                                    ------------         ------------         ------------         ------------
                                                         (97,453)             (39,823)            (138,469)            (118,567)
                                                    ------------         ------------         ------------         ------------
INCOME BEFORE ELIMINATION OF MINORITY
      PARTNER INTEREST AND INCOME TAXES                1,663,946            1,200,873            3,672,011            2,644,889

ELIMINATION OF MINORITY PARTNER INTEREST                 (54,979)             (55,722)            (114,210)            (107,805)
                                                    ------------         ------------         ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               1,608,967            1,145,151            3,557,801            2,537,084

PROVISION FOR INCOME TAXES                              (579,000)            (390,000)          (1,280,000)            (863,000)
                                                    ------------         ------------         ------------         ------------

NET INCOME                                             1,029,967              755,151            2,277,801            1,674,084

PREFERRED SHARES ACCRETION                               (96,144)             (18,500)            (110,644)             (37,000)
                                                    ------------         ------------         ------------         ------------

NET INCOME APPLICABLE TO COMMON STOCK               $    933,823         $    736,651         $  2,167,157         $  1,637,084
                                                    ============         ============         ============         ============

NET INCOME PER SHARE OF COMMON STOCK                $       0.21         $       0.22         $       0.50         $       0.48
                                                    ============         ============         ============         ============

WEIGHTED COMMON SHARES OUTSTANDING                     4,405,491            3,318,054            4,317,485            3,435,800
                                                    ============         ============         ============         ============

DILUTED NET INCOME PER SHARE OF COMMON STOCK        $       0.18         $       0.17         $       0.43         $       0.38
                                                    ============         ============         ============         ============

DILUTED WEIGHTED COMMON SHARES OUTSTANDING             5,156,938            4,360,065            5,056,200            4,327,127
                                                    ============         ============         ============         ============

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           26 WEEKS ENDED
                                                                    -----------------------------
                                                                    JUNE 28, 1998   JUNE 29, 1997
                                                                    -------------   -------------
OPERATING ACTIVITIES:
      Net income                                                     $ 2,277,801     $ 1,674,084
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation                                                     1,083,116         655,183
      Amortization                                                       998,573         775,064
      Minority partner interest                                          (29,837)        (34,005)
      Changes in assets and liabilities:
        Increase in inventories                                          (70,071)       (105,496)
       Decrease in receivables from related parties                        7,022          13,336
        Increase in other assets                                      (1,596,858)     (1,322,667)
       (Increase) decrease in prepaid rent                              (337,185)         25,200
       (Decrease) increase in accounts payable                        (1,635,342)        412,310
        Increase in accrued expenses                                     210,642         458,792
        Increase in sales tax payable                                    104,697         114,846
        Increase (decrease) in income taxes payable                      939,920        (139,500)
        Increase in deferred rent                                        134,647         154,179
                                                                     -----------     -----------
      Total adjustments                                                 (190,676)      1,007,242
                                                                     -----------     -----------
      Net cash provided by operating activities                        2,087,125       2,681,326
                                                                     -----------     -----------
INVESTING ACTIVITIES:
      Purchase of property and equipment                              (5,258,067)     (3,114,897)
                                                                     -----------     -----------
      Net cash used in investing activities                           (5,258,067)     (3,114,897)
                                                                     -----------     -----------
FINANCING ACTIVITIES:
      Proceeds from debt financing                                     2,703,066         576,050
      Repayment of debt                                                 (201,869)       (138,907)
      Redemption of preferred shares                                  (1,482,496)       (370,624)
      Proceeds from exercise of warrants to purchase common stock      1,214,950         754,690
                                                                     -----------     -----------
      Net cash provided by financing activities                        2,233,651         821,209
                                                                     -----------     -----------

      Net (decrease) increase in cash                                   (937,291)        387,638

CASH AT BEGINNING OF PERIOD                                            5,314,771       3,033,851
                                                                     -----------     -----------

CASH AT END OF PERIOD                                                $ 4,377,480     $ 3,421,489
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

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                              JUNE 28, 1998  DECEMBER 29, 1997
                                              -------------  -----------------

Equipment                                     $  7,779,276     $  6,312,696
Leasehold improvements                           8,063,899        6,438,300
Furniture and fixtures                           4,143,791        2,994,259
Land and buildings                               2,862,765        1,478,512
Signage                                            863,179          752,014
Construction in progress                                --          479,062
                                              ------------     ------------
                                                23,712,910       18,454,843
Less accumulated depreciation and
    amortization                                (5,231,821)      (4,148,705)
                                              ------------     ------------
                                              $ 18,481,089     $ 14,306,138
                                              ============     ============

3.  STOCKHOLDERS' EQUITY

The Company had issued warrants to purchase 230,000 shares of common stock of the Company which expired April 22, 1998. Warrants to purchase 229,000 shares were exercised through the expiration date generating proceeds, net of expenses, of $1,215,000. In accordance with contractual obligations, the proceeds of these warrant exercises were used by the Company to repurchase all the outstanding Shells, Inc, Preferred Shares.

4.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":


                                                        13 WEEKS ENDED                 26 WEEKS ENDED
                                               --------------------------------------------------------------
                                               JUNE 28, 1998    JUNE 29, 1997  JUNE 28, 1998    JUNE 29, 1997
                                               -------------    -------------  -------------    -------------
Net income                                      $ 1,029,967     $   755,151     $ 2,277,801     $ 1,674,084
Preferred share accretion                           (96,144)        (18,500)       (110,644)        (37,000)
                                                -----------     -----------     -----------     -----------
Net income applicable to common stock           $   933,823     $   736,651     $ 2,167,157     $ 1,637,084
                                                ===========     ===========     ===========     ===========

Weighted common shares outstanding                4,405,491       3,318,054       4,317,485       3,435,800
                                                ===========     ===========     ===========     ===========

Net income per share of common stock            $      0.21     $      0.22     $      0.50     $      0.48
                                                ===========     ===========     ===========     ===========

Effect of dilutive securities:
Warrants                                            616,357         931,917         617,245         783,074
Stock options                                       135,090         110,094         121,470         108,253
Diluted weighted common shares outstanding        5,156,938       4,360,065       5,056,200       4,327,127
                                                ===========     ===========     ===========     ===========

Diluted net income per share of common stock    $      0.18     $      0.17     $      0.43     $      0.38
                                                ===========     ===========     ===========     ===========

5.  NEW ACCOUNTING PRONOUNCEMENT

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

                                                           13 WEEKS ENDED                      26 WEEKS ENDED
                                                   -------------------------------     -------------------------------
                                                   JUNE 28, 1998     JUNE 29, 1997     JUNE 28, 1998     JUNE 29, 1997
                                                   -------------     -------------     -------------     -------------
REVENUES:
  Restaurant sales                                      99.5%             99.4%             99.5%             99.4%
  Management fees from related parties                   0.5%              0.6%              0.5%              0.6%
                                                       ------            ------            ------            ------
                                                       100.0%            100.0%            100.0%            100.0%
                                                       ------            ------            ------            ------
COST AND EXPENSES:
  Cost of restaurant sales (1)                          34.4%             34.9%             33.9%             35.3%
  Labor and other related expenses (1)                  27.2%             26.2%             27.3%             26.1%
  Other restaurant operating expenses (1)               18.9%             19.4%             18.7%             19.3%
                                                       ------            ------            ------            ------
Total restaurant costs and expenses (1)                 80.5%             80.5%             79.9%             80.7%
                                                       ------            ------            ------            ------

  General and administrative expenses                    6.7%              7.9%              6.9%              7.2%
  Depreciation                                           2.6%              2.0%              2.5%              2.0%
  Amortization                                           2.5%              2.5%              2.3%              2.3%

INCOME FROM OPERATIONS                                   8.1%              7.5%              8.8%              8.3%
                                                       ------            ------            ------            ------
OTHER INCOME (EXPENSE):
  Interest income                                        0.3%              0.3%              0.3%              0.3%
  Interest expense                                      -0.7%             -0.5%             -0.6%             -0.5%
  Other expense, net                                     0.0%              0.0%              0.0%             -0.1%
                                                       ------            ------            ------            ------
                                                        -0.4%             -0.2%             -0.3%             -0.3%
                                                       ------            ------            ------            ------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                7.7%              7.3%              8.5%              8.0%

ELIMINATION OF MINORITY PARTNER INTEREST                -0.3%             -0.3%             -0.3%             -0.3%
                                                       ------            ------            ------            ------

INCOME BEFORE PROVISION FOR INCOME TAXES                 7.4%              7.0%              8.2%              7.7%

PROVISION FOR INCOME TAXES                              -2.7%             -2.4%             -3.0%             -2.6%
                                                       ------            ------            ------            ------
NET INCOME                                               4.7%              4.6%              5.2%              5.1%
                                                       ======            ======            ======            ======

----------

(1) As a percentage of restaurant sales.

13 WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997

REVENUES. Total revenues for the 13 weeks ended June 28, 1998 were $21,812,000 as compared to $16,492,000 for the 13 weeks ended June 29, 1997. The 32.3% increase in revenues primarily was due to the opening of ten new restaurants subsequent to the second quarter of 1997 and, to a lesser extent, a 4.5% increase in same store sales and selective menu price increases.

COST OF RESTAURANT SALES. The cost of restaurant sales as a percentage of restaurant sales decreased to 34.4% for the second quarter of 1998 from 34.9% for the second quarter of 1997. This decrease primarily was due to favorable food procurement costs and to selective menu price increases that were implemented during the fourth quarter of 1997, offset somewhat by certain promotions during the second quarter of fiscal 1998.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses, as a percentage of restaurant sales, increased to 27.2% during the second quarter of 1998 as compared to 26.2% for the second quarter of 1997. This increase was primarily attributed to higher labor costs in the new Midwest restaurants including related relocation costs.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of restaurant sales improved to 18.9% for the second quarter of 1998 as compared with 19.4% for the second quarter of 1997. The improvement was primarily due to more favorable utilities and occupancy expenses relative to sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues improved to 6.7% for the second quarter of 1998 as compared with 7.9% for the second quarter of 1997. The improvement is attributed to efficiencies realized through higher chain-wide sales volumes.

DEPRECIATION. Depreciation as a percentage of revenues increased to 2.6% for the second quarter of 1998 from 2.0% in the second quarter of 1997. The increase was primarily due to remodeling and upgrading of equipment undertaken over the past year as well as generally higher build-out costs associated with the new Midwest restaurants.

PROVISION FOR INCOME TAXES. A provision for income taxes of $579,000 was recognized for the second quarter of 1998 as compared to $390,000 during the second quarter in 1997. The increase was primarily attributed to higher income before taxes and, to a lesser extent , an increase in the effective tax rate being utilized by the Company to 36% in Fiscal 1998 from 34% in Fiscal 1997.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations increased 41.9% to $1,761,000 for the second quarter of 1998 from $1,241,000 for the second quarter of 1997. The Company's net income increased 36.4% to $1,030,000 for the second quarter of 1998 from $755,000 for the second quarter of 1997.

26 WEEKS ENDED JUNE 28, 1998 AND JUNE 29, 1997

REVENUES. Total revenues for the 26 weeks ended June 28, 1998 were $43,290,000 as compared to $33,468,000 for the 26 weeks ended June 29, 1997. The 29.3% increase in revenues primarily was due to the opening of five new restaurants in both the second half of fiscal 1997 and the first half of fiscal 1998 and, to a lesser extent, a 2.0% increase in same store sales and selective menu price increases.

COST OF RESTAURANT SALES. The cost of restaurant sales as a percentage of restaurant sales decreased to 33.9% for the 26 weeks ended June 28, 1998 from 35.3% for same period in 1997. This decrease was due to favorable food procurement costs and to selective menu price increases that were implemented during the fourth quarter of 1997, offset somewhat by certain promotions during the second quarter of fiscal 1998.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses, as a percentage of restaurant sales, increased to 27.3% during the 26 weeks ended June 28, 1998 as compared to 26.1% for the same period in 1997. This increase was primarily attributed to higher labor costs in the new Midwest markets including related relocation costs.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of restaurant sales improved to 18.7% for the 26 weeks ended June 28, 1998 as compared with 19.3% for the same period in 1997. The improvement was primarily due to more favorable utilities and occupancy expenses relative to sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues improved to 6.9% for the 26 weeks ended June 28, 1998 as compared with 7.2% for the same period in 1997. The improvement was attributed to efficiencies realized through higher chain-wide sales volumes.

DEPRECIATION. Depreciation as a percentage of revenues increased to 2.5% for the 26 weeks ended June 28, 1998 as compared with 2.0% for the same period in 1997. The increase was primarily due to remodeling and upgrading of equipment undertaken over the past year as well as generally higher build-out costs associated with the new Midwest restaurants.

PROVISION FOR INCOME TAXES. A provision for income taxes of $1,280,000 was recognized for the 26 weeks ended June 28, 1998 as compared to $863,000 during the same period in 1997. The increase was primarily attributed to higher income before taxes and, to a lesser extent, an increase in the effective tax rate being utilized by the Company to 36% in Fiscal 1998 from 34% in Fiscal 1997.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations increased 37.9% to $3,810,000 for the 26 weeks ended June 28, 1998 from $2,763,000 for the same period in 1997. The Company's net income increased 36.1% to $2,278,000 for the 26 weeks ended June 28, 1998 from $1,674,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 1998, the Company's current assets of $7,565,000 exceeded its current liabilities of $7,551,000, resulting in working capital of $14,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 26 weeks ended June 28, 1998 was $2,087,000 as compared with $2,681,000 for the same period in 1997. The net decrease of $594,000 was primarily attributed to a decrease in accounts payable offset by increases in prepaid rent, income taxes payable, net income and depreciation and amortization.

The cash used in investing activities was $5,258,000 for the 26 weeks ended June 28, 1998 as compared with $3,115,000 for the same period in 1997. The increase of $2,143,000 was due to the Company opening five new restaurants during the first half of 1998 including the purchase of one property at a cost of $1,200,000. The cash used in investing activities during the first half of 1997 included the cost of opening four new restaurants, one major remodeling and the cost of one new restaurant which opened subsequent to June, 1997.

The cash provided by financing activities was $2,234,000 for the first half of 1998 as compared with $821,000 for the first half of 1997. The increase in cash provided of $1,413,000 was primarily due to increased borrowings to support restaurant openings, including $1,000,000 related to the mortgage financing of the restaurant which opened in April, 1998. The Company also received proceeds of $1,215,000 from the exercise of warrants to purchase common stock. These proceeds were used to fully retire $1,482,000 of Shells, Inc. Preferred Shares.

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

SEASONALITY

The restaurant industry in general is seasonal depending on the location and type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to various factors, including the seasonal nature of its business, local and regional weather conditions and the health of the economy in Florida and the Midwest as well as the tourism industry. Seasonality at the Company's restaurants is magnified due to its concentration in Florida and, in many cases, coastal city locations, where sales are significantly dependent on tourism, weather and seasonality patterns. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities and Use of Proceeds

    None

Item 3 - Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on May 14, 1998, the following directors were nominated and elected by the votes indicated:

Frederick R. Adler: 3,080,431 For, 3,650 Against or Withheld, 0 Abstaining Philip R. Chapman: 3,080,931 For, 3,150 Against or Withheld, 0 Abstaining William E. Hattaway: 3,082,731 For, 1,350 Against or Withheld, 0 Abstaining
Kamal Mustafa:          3,081,931 For, 2,150 Against or Withheld, 0 Abstaining
Jay S. Nickse:          3,082,731 For, 1,350 Against or Withheld, 0 Abstaining
Edwin F. Russo:         3,079,691 For, 4,390 Against or Withheld, 0 Abstaining

Item 5 - Other Information

    None

Item 6 - Exhibits and Reports on Form 8-K

    Exhibit 27  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SHELLS SEAFOOD RESTAURANTS, INC.
                                           (Registrant)

-------------------------------      /s/ WILLIAM E. HATTAWAY
Date        August 11, 1998          ------------------------------------------
                                     William E. Hattaway
                                     President and Chief Executive Officer

-------------------------------      /s/ WARREN R. NELSON
Date        August 11, 1998          ------------------------------------------
                                     Warren R. Nelson
                                     Vice President and Chief Financial Officer