Form 10-Q
period 1998-09-27
SHELLS SEAFOOD RESTAURANTS INC
filed 1998-11-12
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM __________TO __________

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

           CLASS                                 OUTSTANDING AT NOVEMBER 9, 1998
           -----                                 -------------------------------
COMMON STOCK, $.01 PAR VALUE                                4,453,915

                    SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

    ITEM 1 - FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 27, 1998
            (UNAUDITED) AND DECEMBER 28, 1997                             3

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR
            THE 13 AND 39 WEEKS ENDED SEPTEMBER 27, 1998
            AND SEPTEMBER 28, 1997                                        4

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
            THE 39 WEEKS ENDED SEPTEMBER 27, 1998
            AND SEPTEMBER 28, 1997                                        5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)          6 -7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                          8-11

PART II - OTHER INFORMATION                                               12

SIGNATURES                                                                13

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                          SEPTEMBER 27, 1998   DECEMBER 28, 1997
                                                          ------------------   -----------------
ASSETS
Cash                                                           $ 3,373,322          $ 5,314,771
Inventories                                                        865,243              861,247
Other current assets                                             2,038,200            1,663,867
Receivables from related parties                                   117,848              139,948
                                                               -----------          -----------
    Total current assets                                         6,394,613            7,979,833
Property and equipment, net                                     21,701,853           14,306,138
Prepaid rent                                                       641,937              324,321
Other assets                                                       560,855              450,155
Goodwill                                                         3,350,740            3,505,387
                                                               -----------          -----------
TOTAL ASSETS                                                   $32,649,998          $26,565,834
                                                               ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                               $ 3,333,319          $ 3,805,633
Accrued expenses                                                 3,183,795            2,881,404
Sales tax payable                                                  341,295              318,223
Income taxes payable                                               567,403              275,216
Current portion of long-term debt                                  738,091              215,235
                                                               -----------          -----------
    Total current liabilities                                    8,163,903            7,495,711
Deferred rent                                                    1,457,459            1,214,143
Long-term debt, less current portion                             4,721,190            1,449,092
                                                               -----------          -----------
    Total liabilities                                           14,342,552           10,158,946

Minority partner interest                                          499,804              514,047

Shells, Inc. preferred shares subject to redemption,
    $10 par value; authorized 10,000,000 shares                       --              1,371,852

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized
    2,000,000 shares; none issued or outstanding                      --                   --
Common stock, $.01 par value; authorized 20,000,000
    shares; 4,453,915 and 4,227,062 shares issued and
    outstanding, respectively                                       44,539               42,270
Additional paid-in-capital                                      14,161,011           12,944,995
Retained earnings                                                3,602,092            1,533,724
                                                               -----------          -----------
    Total stockholders' equity                                  17,807,642           14,520,989
                                                               -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $32,649,998          $26,565,834
                                                               ===========          ===========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             13 WEEKS ENDED                        39 WEEKS ENDED
                                                 --------------------------------------  --------------------------------------
                                                 SEPTEMBER 27, 1998  SEPTEMBER 28, 1997  SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
                                                 ------------------  ------------------  ------------------  ------------------
REVENUES:
    Restaurant sales                                  $19,749,637        $16,501,055         $62,818,597         $49,754,246
    Management fees from related parties                   94,732             94,753             315,749             310,007
                                                      -----------        -----------         -----------         -----------
                                                       19,844,369         16,595,808          63,134,346          50,064,253
                                                      -----------        -----------         -----------         -----------
COST AND EXPENSES:
    Cost of restaurant sales                            7,128,642          5,956,085          21,711,268          17,679,831
    Labor and other related expenses                    5,753,099          4,492,442          17,507,921          13,183,254
    Other restaurant operating expenses                 4,283,983          3,378,830          12,348,593           9,813,136
    General and administrative expenses                 1,647,222          1,138,249           4,642,972           3,564,127
    Depreciation                                          604,422            421,469           1,687,538           1,076,652
    Amortization                                          476,770            513,398           1,475,343           1,288,462
                                                      -----------        -----------         -----------         -----------
                                                       19,894,138         15,900,473          59,373,635          46,605,462
                                                      -----------        -----------         -----------         -----------

INCOME (LOSS) FROM OPERATIONS                             (49,769)           695,335           3,760,711           3,458,791
                                                      -----------        -----------         -----------         -----------
OTHER INCOME (EXPENSE):
    Interest income                                        51,066            100,473             192,235             184,487
    Interest expense                                     (139,615)           (89,463)           (401,637)           (268,211)
    Other, net                                             15,123             (2,004)             (2,493)            (25,837)
                                                      -----------        -----------         -----------         -----------
                                                          (73,426)             9,006            (211,895)           (109,561)
                                                      -----------        -----------         -----------         -----------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                (123,195)           704,341           3,548,816           3,349,230

ELIMINATION OF MINORITY PARTNER INTEREST                  (30,594)           (36,146)           (144,804)           (143,951)
                                                      -----------        -----------         -----------         -----------
INCOME (LOSS) BEFORE BENEFIT
    (PROVISION) FOR INCOME TAXES                         (153,789)           668,195           3,404,012           3,205,279

BENEFIT (PROVISION) FOR INCOME TAXES                       55,000           (227,000)         (1,225,000)         (1,090,000)
                                                      -----------        -----------         -----------         -----------

NET INCOME (LOSS)                                         (98,789)           441,195           2,179,012           2,115,279

PREFERRED SHARES ACCRETION                                      -            (18,500)           (110,644)            (55,500)
                                                      -----------        -----------         -----------         -----------
NET INCOME (LOSS) APPLICABLE
    TO COMMON STOCK                                   $   (98,789)       $   422,695         $ 2,068,368         $ 2,059,779
                                                      ===========        ===========         ===========         ===========
BASIC NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK                                   $     (0.02)       $      0.10         $      0.47         $      0.58
                                                      ===========        ===========         ===========         ===========

WEIGHTED COMMON SHARES OUTSTANDING                      4,453,915          4,065,124           4,362,847           3,563,251
                                                      ===========        ===========         ===========         ===========

DILUTED NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK                                   $     (0.02)       $      0.08         $      0.41         $      0.44
                                                      ===========        ===========         ===========         ===========

DILUTED WEIGHTED COMMON SHARES OUTSTANDING              4,453,915          5,083,107           5,052,377           4,630,814
                                                      ===========        ===========         ===========         ===========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   39 WEEKS ENDED
                                                       -----------------------------------------
                                                       SEPTEMBER 27, 1998     SEPTEMBER 28, 1997
                                                       ------------------     ------------------
OPERATING ACTIVITIES:
   Net income                                              $ 2,179,012           $ 2,115,279
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation                                              1,687,538             1,076,652
   Amortization                                              1,475,343             1,288,462
   Minority partner interest                                   (14,243)              (12,862)
   Changes in assets and liabilities:
     Increase in inventories                                    (3,996)             (107,355)
     Decrease (increase) in receivables from
       related parties                                          22,100               (44,662)
     Increase in other assets                               (1,805,729)           (2,115,821)
    (Increase) decrease in prepaid rent                       (317,616)               37,800
    (Decrease) increase in accounts payable                   (472,314)              306,892
     Increase in accrued expenses                              302,391               301,992
     Increase in sales tax payable                              23,072                 3,460
     Increase in income taxes payable                          292,187                42,500
     Increase in deferred rent                                 243,316               226,849
                                                           -----------           -----------
   Total adjustments                                         1,432,049             1,003,907
                                                           -----------           -----------
   Net cash provided by operating activities                 3,611,061             3,119,186
                                                           -----------           -----------
INVESTING ACTIVITIES:
   Purchase of property and equipment                       (9,083,253)           (4,608,698)
                                                           -----------           -----------
   Net cash used in investing activities                    (9,083,253)           (4,608,698)
                                                           -----------           -----------
FINANCING ACTIVITIES:
   Proceeds from debt financing                              4,203,545               576,050
   Repayment of debt                                          (408,591)           (1,261,632)
   Redemption of preferred shares                           (1,482,496)             (370,624)
   Proceeds from the issuance of common stock                1,218,285             5,469,673
                                                           -----------           -----------
   Net cash provided by financing activities                 3,530,743             4,413,467
                                                           -----------           -----------

   Net (decrease) increase in cash                          (1,941,449)            2,923,955

CASH AT BEGINNING OF PERIOD                                  5,314,771             3,033,851
                                                           -----------           -----------

CASH AT END OF PERIOD                                      $ 3,373,322           $ 5,957,806
                                                           ===========           ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $   424,128           $   329,049
   Cash paid for income taxes                              $   932,813           $ 1,047,500

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

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                         SEPTEMBER 27, 1998    DECEMBER 28, 1997
                                         ------------------    -----------------
     Equipment                              $ 7,915,265          $ 6,312,696
     Leasehold improvements                   8,548,401            6,438,300
     Furniture and fixtures                   4,318,503            2,994,259
     Land and buildings                       2,859,994            1,478,512
     Signage                                    891,135              752,014
     Construction in progress                 3,004,798              479,062
                                            -----------          -----------
                                             27,538,096           18,454,843
     Less: accumulated depreciation
       and amortization                      (5,836,243)          (4,148,705)
                                            -----------          -----------
                                            $21,701,853          $14,306,138
                                            ===========          ===========

3.  STOCKHOLDERS' EQUITY

The Company had issued warrants to purchase 230,000 shares of common stock of the Company which expired April 22, 1998. Warrants to purchase 229,000 shares were exercised through the expiration date generating proceeds, net of expenses, of $1,215,000. In accordance with contractual obligations, the proceeds of these warrant exercises were used by the Company to repurchase all the outstanding Shells, Inc. Preferred Shares.

4.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

                                                              13 WEEKS ENDED                           39 WEEKS ENDED
                                                  ---------------------------------------  ---------------------------------------
                                                  SEPTEMBER 27, 1998   SEPTEMBER 28, 1997  SEPTEMBER 27, 1998   SEPTEMBER 28, 1997
                                                  ------------------   ------------------  ------------------   ------------------
Net income (loss)                                     $  (98,789)          $  441,195          $2,179,012           $2,115,279
Preferred share accretion                                      -              (18,500)           (110,644)             (55,500)
                                                      ----------           ----------          ----------           ----------
Net income (loss) applicable to common stock          $  (98,789)          $  422,695          $2,068,368           $2,059,779
                                                      ==========           ==========          ==========           ==========

Weighted common shares outstanding                     4,453,915            4,065,124           4,362,847            3,563,251
                                                      ==========           ==========          ==========           ==========

Basic net income (loss) per share of common stock     $    (0.02)          $     0.10          $     0.47           $     0.58
                                                      ==========           ==========          ==========           ==========
Effect of dilutive securities:
Warrants                                                       -              863,501             575,904              944,330
Stock options                                                  -              154,482             113,626              123,233
                                                      ----------           ----------          ----------           ----------
Diluted weighted common shares outstanding             4,453,915            5,083,107           5,052,377            4,630,814
                                                      ==========           ==========          ==========           ==========

Diluted net income (loss) per share of common stock   $    (0.02)          $     0.08          $     0.41           $     0.44
                                                      ==========           ==========          ==========           ==========

Diluted net loss per common share for the 13 weeks ended September 27, 1998 excludes 596,000 common stock equivalents which were antidilutive.

5.  NEW ACCOUNTING PRONOUNCEMENT

In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). In general, SOP 98-5 requires all start-up costs to be expensed as incurred. SOP 98-5 is required to be adopted for fiscal years beginning after December 15, 1998, however earlier adoption is permitted. The effect on the Company's consolidated financial statements upon adoption of SOP 98-5 is not presently determinable due to the unknown costs associated with restaurants not open as of September 27, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales.

                                                             13 WEEKS ENDED                           39 WEEKS ENDED
                                                  --------------------------------------   --------------------------------------
                                                  SEPTEMBER 27, 1998  SEPTEMBER 28, 1997   SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
                                                  ------------------  ------------------   ------------------  ------------------
REVENUES:
  Restaurant sales                                        99.5%                99.4%            99.5%               99.4%
  Management fees from related parties                     0.5%                 0.6%             0.5%                0.6%
                                                         ------               ------           ------              ------
                                                         100.0%               100.0%           100.0%              100.0%
                                                         ------               ------           ------              ------
COST AND EXPENSES:
  Cost of restaurant sales (1)                            36.1%                36.1%            34.6%               35.5%
  Labor and other related expenses (1)                    29.1%                27.2%            27.9%               26.5%
  Other restaurant operating expenses (1)                 21.7%                20.5%            19.7%               19.7%
                                                         ------               ------           ------              ------
Total restaurant costs and expenses (1)                   86.9%                83.8%            82.2%               81.7%
                                                         ------               ------           ------              ------

  General and administrative expenses                      8.3%                 6.9%             7.4%                7.1%
  Depreciation                                             3.0%                 2.5%             2.7%                2.2%
  Amortization                                             2.4%                 3.1%             2.3%                2.6%

INCOME (LOSS) FROM OPERATIONS                             -0.3%                 4.2%             6.0%                6.9%
                                                         ------               ------           ------              ------
OTHER INCOME (EXPENSE):
  Interest income                                          0.3%                 0.6%             0.3%                0.4%
  Interest expense                                        -0.7%                -0.5%            -0.6%               -0.5%
  Other expense, net                                       0.1%                 0.0%             0.0%               -0.1%
                                                         ------               ------           ------              ------
                                                          -0.3%                 0.1%            -0.3%               -0.2%
                                                         ------               ------           ------              ------
INCOME (LOSS) BEFORE ELIMINATION
       OF MINORITY PARTNER INTEREST
       AND INCOME TAXES                                   -0.6%                 4.3%             5.7%                6.7%

ELIMINATION OF MINORITY PARTNER INTEREST                  -0.2%                -0.2%            -0.2%               -0.3%
                                                         ------               ------           ------              ------
INCOME (LOSS) BEFORE BENEFIT (PROVISION)
      FOR INCOME TAXES                                    -0.8%                 4.1%             5.5%                6.4%

BENEFIT (PROVISION) FOR INCOME TAXES                       0.3%                -1.4%            -1.9%               -2.2%
                                                         ------               ------           ------              ------
NET INCOME (LOSS)                                         -0.5%                 2.7%             3.6%                4.2%
                                                         ======               ======           ======              ======

(1) As a percentage of restaurant sales.

13 WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

REVENUES. Total revenues for the 13 weeks ended September 27, 1998 were $19,844,000 as compared to $16,596,000 for the 13 weeks ended September 28, 1997. The $3,248,000 or 19.6% increase in revenues primarily was due to the opening of three new restaurants during the fourth quarter of 1997 and the opening of five new restaurants during the first nine months of 1998, partially offset by a decrease of 2.1% in same store sales for the 13 weeks ended September 27, 1998 from the comparable period in 1997.

COST OF RESTAURANT SALES. The cost of restaurant sales as a percentage of restaurant sales was unchanged at 36.1% for the third quarter of 1998 as compared with the same period in 1997.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses, as a percentage of restaurant sales, increased to 29.1% during the third quarter of 1998 as compared to 27.2% for the third quarter of 1997. This increase was attributed to higher labor costs in the Midwest restaurants, increased expenses resulting from a fuller complement of managers in the restaurants, and management relocation expenses.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of restaurant sales increased to 21.7% for the third quarter of 1998 as compared with 20.5% for the third quarter of 1997. The increase was primarily attributed to higher advertising costs during the quarter in selected markets, and to a lesser extent, higher costs as a percentage of sales due to the decrease in unit sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues increased to 8.3% for the third quarter of 1998 as compared with 6.9% for the third quarter of 1997. The increase primarily is attributed to higher salaries and related expenses for management and other personnel awaiting assignment to new restaurants. The opening of several of the Midwest restaurants were delayed due to unanticipated legal complications involved in the acquisition of the properties.

DEPRECIATION. Depreciation as a percentage of revenues increased to 3.0% for the third quarter of 1998 from 2.5% in the third quarter of 1997. The increase was primarily due to remodeling and upgrading of equipment undertaken over the past year as well as generally higher build-out costs associated with the new Midwest restaurants.

INTEREST INCOME AND INTEREST EXPENSE. Interest income declined $50,000 during the third quarter of 1998 as compared with the same period in 1997 as a result of lower average cash balances. Interest expense increased during the third quarter of 1998 as compared with 1997 due to $4,204,000 in new borrowings during 1998.

PROVISION (BENEFIT) FOR INCOME TAXES. An income tax benefit of $55,000 was recognized for the third quarter of 1998 as compared with income tax expense of $227,000 for the third quarter of 1997.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS). As a result of the factors discussed above, the Company recognized a loss from operations of $50,000 for the third quarter of 1998 as compared with income from operations of $695,000 for the third quarter of 1997. The Company incurred a net loss of $99,000 as compared with net income of $423,000 for the third quarter of 1997.

39 WEEKS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

REVENUES. Total revenues for the 39 weeks ended September 27, 1998 were $63,134,000 as compared to $50,064,000 for the 39 weeks ended September 28, 1997. The 26.1% increase in revenues primarily was due to the opening of three new restaurants in the fourth quarter of fiscal 1997 and the opening of five new restaurants during 1998 and, to a lesser extent, a 1.5% increase in same store sales and selective menu price increases.

COST OF RESTAURANT SALES. The cost of restaurant sales as a percentage of restaurant sales decreased to 34.6% for the 39 weeks ended September 27, 1998 from 35.5% for same period in 1997. This decrease was due to favorable food procurement costs on selective items and to selective menu price increases that were implemented during the fourth quarter of 1997, partially offset by certain menu promotions as well as increases in the cost of dairy products.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses, as a percentage of restaurant sales, increased to 27.9% during the 39 weeks ended September 27, 1998 as compared to 26.5% for the same period in 1997. This increase was primarily attributed to higher labor costs in the new Midwest markets, increased expenses resulting from a fuller complement of managers in the restaurants, and management relocation expenses.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of restaurant sales were unchanged at 19.7% for the 39 weeks ended September 27, 1998 as compared with the same period in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues increased to 7.4% for the 39 weeks ended September 27, 1998 as compared with 7.1% for the same period in 1997. The increase is attributed to higher salaries and related expenses for management and other personnel awaiting assignment to new restaurants as well as increases in management training and recruiting expenses.

DEPRECIATION. Depreciation as a percentage of revenues increased to 2.7% for the 39 weeks ended September 27, 1998 as compared with 2.2% for the same period in 1997. The increase was primarily due to remodeling and upgrading of equipment undertaken over the past year coupled with generally higher build-out costs associated with the new Midwest restaurants.

INTEREST INCOME AND INTEREST EXPENSE. Interest income increased $8,000 during the 39 weeks ended September 27, 1998 as compared with the same period in 1997 as a result of higher average cash balances during the first six months of 1998 as compared with 1997. Interest expense increased during the 39 weeks ended September 27, 1998 as compared with the same period in 1997 due to $4,204,000 in new borrowings during 1998.

PROVISION FOR INCOME TAXES. A provision for income taxes of $1,225,000 was recognized for the 39 weeks ended September 27, 1998 as compared to $1,090,000 during the same period in 1997. The increase was attributed to higher income before taxes and as well as an increase in the effective tax rate being utilized by the Company to 36% in Fiscal 1998 from 34% in Fiscal 1997.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations increased 8.7% to $3,761,000 for the 39 weeks ended September 27, 1998 from $3,459,000 for the same period in 1997. The net income increased to $2,179,000 for the 39 weeks ended September 27, 1998 from $2,115,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 1998, the Company's current liabilities of $8,164,000 exceeded its current assets of $6,395,000, resulting in a working capital deficiency of $1,769,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 39 weeks ended September 27, 1998 was $3,611,000 as compared with $3,119,000 for the same period in 1997. The net increase of $492,000 was primarily attributed to an increase in depreciation and amortization, offset by significant increases in other assets and significant decreases in accounts payable.

The cash used in investing activities was $9,083,000 for the 39 weeks ended September 27, 1998 as compared with $4,609,000 for the same period in 1997. The increase of $4,474,000 was due to the Company opening five new restaurants during 1998 including the purchase of one property at a cost of $1,200,000, as well as construction in progress costs on four restaurants which opened in October and November of 1998. The cash used in investing activities during the same period in 1997 included the cost of opening six new restaurants and one remodeling.

The cash provided by financing activities was $3,531,000 through September 27, 1998 as compared with $4,413,000 for the same period in 1997. The decrease in cash provided by financing activities related to the expenditure of

$1,482,000 during fiscal 1998 to retire of all the outstanding preferred shares, as compared to an expenditure of $371,000 during fiscal 1997 to retire preferred shares; $3,795,000 in net borrowings in fiscal 1998 as compared with $686,000 in net repayments in fiscal 1997; and $1,218,000 generated from the exercise of warrants to purchase common stock during fiscal 1998 as compared with $5,470,000 during the same period in 1997.

YEAR 2000 ISSUE

The Year 2000 compliance software issues will affect the Company as well as most other companies. Historically, certain computer programs and certain microprocessors were designed using two digits rather than four to define the applicable year. As a result, software programs may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. The Company has established a Year 2000 task force to analyze the Company's Year 2000 compliance. The Year 2000 project covers both the store level systems as well as the corporate systems. The various phases of the project include identification of systems, assessment of Year 2000 exposure, validation, implementation, and contingency planning. Based on its assessment of its major information technology systems, the Company expects that all necessary modifications and / or replacements will be completed in a timely manner to insure that each of its systems are Year 2000 compliant.

The Company's Year 2000 project also considers the readiness of significant vendors. The Company believes that if certain vendors were not Year 2000 compliant, then alternate arrangements could be made that would alleviate any material impact on operations. The contingency plans for material systems such as general ledger, payroll, fixed assets, and cash management systems involve manual workarounds and extra staffing. The contingency plans for distribution or vendor related issues entail alternative suppliers and distributors.

The Company has incurred approximately $35,000 of Year 2000 project expenses through September 27, 1998. Future expenses are not expected to be material as the Company's current hardware systems and software have been represented by their vendors to be either Year 2000 compliant or have a Year 2000 compliant upgrade available at no charge.

Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems of suppliers that affect the Company's business. There can also be no assurance that the Company's software vendors are correct in their assertions that the software is year 2000 compliant, or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate. Should either the Company's internal systems or internal systems of one or more significant suppliers fails to achieve Year 2000 compliance, or the Company's estimate of the costs of becoming Year 2000 compliant prove to be materially inaccurate, the Company's business and results of operations could be adversely affected.

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

    None

Item 5 - Other Information

    None

Item 6 - Exhibits and Reports on Form 8-K

    Exhibit 10.53 Asset Purchase and sale agreement between Shells Seafood
                  Restaurants, Inc. and Chi-Chi's

    Exhibit 27    Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHELLS SEAFOOD RESTAURANTS, INC.
                                            (Registrant)

----------------------------      /s/ WILLIAM E. HATTAWAY
Date        November 9, 1998          ------------------------------------------
                                      William E. Hattaway
                                      President and Chief Executive Officer

----------------------------      /s/ WARREN R. NELSON
Date        November 9, 1998          ------------------------------------------
                                      Warren R. Nelson
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

 27            Financial Data Schedule