Form 10-K
period 1999-01-03
SHELLS SEAFOOD RESTAURANTS INC
filed 1999-03-30
CIK 935066

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR (53 WEEKS) ENDED JANUARY 3, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                        COMMISSION FILE NUMBER 0-28258

                       SHELLS SEAFOOD RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    65-0427966
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

     16313 NORTH DALE MABRY HIGHWAY
             TAMPA, FLORIDA                                    33618
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (813) 961-0944
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, (based upon the last sales price of the Common Stock reported on the Nasdaq National Market on March 19, 1999 and the assumption for this computation only that all directors and executive officers are affiliates of the Registrant) was $10,151,440.

     As of March 19, 1999, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,454,015.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                       (TO THE EXTENT INDICATED HEREIN)

     Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on April 28, 1999 is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

     When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

     In addition to seasonal fluctuations, the Company's quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; promotional timings and seasonality; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; competition from other restaurants and food service establishments; and the timing of new restaurant openings. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those which are detailed herein and from time-to-time in the Company's other filings with the Securities and Exchange Commission.

     These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    PART I

ITEM 1. BUSINESS

     Shells Seafood Restaurants, Inc. (the "Company") was incorporated under the laws of the State of Florida in April 1993 and was reincorporated under the laws of the State of Delaware in April 1996. Effective December 1994, Shells, Inc., a Company incorporated under the laws of the State of Florida in January 1992, was merged with and into the Company (the "Merger") and became a wholly-owned subsidiary of the Company. The Merger was accounted for using the purchase method of accounting and the selected financial data for the year (52 weeks) ended January 1, 1995 where presented herein have disclosed the pro forma effect of the Merger. The Company completed its initial public offering (the "Offering") in April 1996.

CONCEPT AND STRATEGY

     As of January 3, 1999, the Company owned 44 Shells restaurants, owned a 51% ownership interest in one Shells restaurant (the "Melbourne Restaurant") and managed four additional Shells restaurants (the "Managed Restaurants") pursuant to contractual arrangements. Of these 49 Shells restaurants, 32 were located in Florida, 10 were located in Ohio, four were located in Illinois, two were located in Indiana and one was located in Kentucky. The Company opened 10 restaurants during Fiscal 1998. In January 1998, the Company closed its Miami, Florida (Mall of the Americas) location, which was one of the units acquired as part of a six unit acquisition in Fiscal 1996. The Shells concept is designed to appeal to a broad range of customers, particularly families and young adults, by serving generous portions of high-quality seafood and offering friendly and efficient service at an attractive price point. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab, and daily fresh fish specials, cooked to order in a variety of ways: steamed, sauteed, grilled, blackened and fried. In addition, Shells restaurants offer a wide selection of signature pasta dishes, appetizers, salads, desserts and full bar service. All Shells restaurants are open for dinner and 27 restaurant locations are also open for lunch.

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

EXPANSION STRATEGY

     In Fiscal 1997, the Company began to focus its expansion efforts in the Midwest markets. Of the nine new restaurants opened in 1997, seven were opened in Ohio and Kentucky. In 1998, the Company opened 10 new restaurants, all of which were opened in the Midwest markets. The decision to expand into the Midwest markets was made in an attempt to diversify and minimize the seasonal effect of the Florida market.

     The Company has opened one new restaurant in the first quarter of 1999 and plans to open additional restaurants in Fiscal 1999 in the Florida and Midwest markets. The actual number and location of the new restaurant openings will depend on the Company's ability to locate suitable properties and execute satisfactory lease or purchase terms. When opening restaurants outside of Florida, the Company anticipates continuing to focus on existing markets thereby providing the Company efficiencies in advertising, supervision and distribution of food and other supplies within that market, and the potential to capture a significant percentage of market share with several restaurants. In March 1998, the Company entered into an agreement to acquire up to seven restaurant locations in the Chicago and central Illinois areas. Upon completion of the due diligence, the Company was able to convert and open four of these acquired properties as Shells restaurants in the second half of Fiscal 1998, a fifth restaurant in February 1999, and determined two were not viable properties for acquisition. The Company will continue to explore the acquisition of multiple units as part of its expansion strategy into new markets; however, there is no certainty that multiple unit acquisitions will occur.

     The Company may from time-to-time make minor adjustments to its menu to accommodate local preferences in new markets that it serves. In tandem with its expansion plan, the Company must continually hire management candidates externally or promote qualified candidates internally who then are required to complete an extensive 11 week training program. The Company believes that it has a sufficient number of assistant restaurant managers trained and qualified for promotion to restaurant manager to allow the Company to transfer experienced restaurant managers to new locations. Given current economic conditions and the availability of labor in certain markets, obtaining qualified candidates for hire and retention from time-to-time can be difficult.

     The Company has historically converted and renovated existing restaurants into Shells restaurants in order to minimize initial capital expenditures. The Company intends to use its existing cash balances, projected cash flows from operations, and from time-to-time, third party financing to implement its expansion strategy. In order to facilitate its expansion strategy, the company may from time-to-time develop build-to-suit properties requiring third party financing.

SITE SELECTION

     The Company believes that its ability to select high-traffic, neighborhood restaurant sites is critical to its expansion strategy and, as a consequence, focuses on locations in areas with high levels of traffic which are located in close proximity to heavily populated residential and/or tourist areas. The Company considers a variety of factors in its site selection process, including local market demographics, site visibility and accessibility and proximity to highways and entertainment and tourist centers. The Company also reviews the potential competition in each market and attempts to analyze the sales volume of national chain restaurants operating in the target area. If possible, the Company prefers to locate its restaurants within close proximity to high-performing national or regional chain restaurants. The Company believes that clusters of such restaurants generate increased destination dining traffic. In addition, the Company evaluates each potential conversion site to ensure that it has sufficient dining capacity, kitchen facilities, and vehicle parking to make the site suitable for conversion. Upon selecting a restaurant location, the Company renovates the interior and exterior to conform to the prototypical Shells image. Of restaurants in operation, the Company currently leases all but four of its sites, which are financed real estate purchases.

RESTAURANT LOCATIONS

     As of March 1999, the Company managed and operated 50 restaurants. The Company's restaurants are located in the following markets: (i) the Tampa/Sarasota, Florida market consists of seven owned restaurants which are located in Brandon, Clearwater, Holmes Beach, Redington Shores, St. Petersburg, St. Pete Beach and Winter Haven, and the Managed Restaurants which are located in Carrollwood, North Tampa, Sarasota and South Tampa, (ii) the Orlando, Florida market consists of eight owned restaurants (including the Melbourne Restaurant) which are located in Altamonte Springs, Daytona Beach, Kissimmee, New Smyrna Beach, Ocala, Orlando, Winter Park and Melbourne, (iii) the South Florida market consists of six owned restaurants which are located in Coral Springs, Davie, Ft. Lauderdale, Kendall, Pembroke Pines and Sunrise, (iv) the Cincinnati, Ohio market which consists of five owned restaurants including three in Cincinnati, Ohio proper and one in each of Middletown, Ohio and Florence, Kentucky, (v) the West Palm Beach, Florida market consists of three owned restaurants which are located in Delray Beach, Stuart and West Palm Beach, (vi) the Cleveland, Ohio market which consists of Akron, Lyndhurst and Mentor, (vii) the Chicago, Illinois market which consists of four owned restaurants which are located in Carpentersville, Oakbrook Terrace, Streamwood and Woodridge, (viii) the Fort Myers, Florida market consists of two owned restaurants which are located in Fort Myers and Port Charlotte, (ix) the Indianapolis, Indiana market which consists of two owned restaurants, (x) the Columbus, Ohio market which consists of two owned restaurants, one in each of Columbus and Reynoldsburg, (xi) the Bloomington, Illinois market which consists of one owned restaurant, (xii) the Dayton, Ohio market which consists of one owned restaurant, (xiii) the Jacksonville, Florida market which consists of one owned restaurant in Mandarin, and (xiv) the Tallahassee, Florida market which consists of one owned restaurant.

RESTAURANT OPERATIONS

     MANAGEMENT AND EMPLOYEES. The Company currently employs nine area supervisors. Each area supervisor is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The Company anticipates hiring a restaurant supervisor for every five to six additional restaurants opened. The staff of a typical dinner-only restaurant consists of one general manager, two assistant managers, a kitchen manager and approximately 40 other employees. The restaurants which are also open for lunch generally have 15 to 20 additional employees. Restaurant management participates in a discretionary quarterly bonus program based upon the financial results of their particular restaurant. Bonuses typically average between 10% and 25% of salary.

     RESTAURANT REPORTING. The Company maintains financial and accounting controls for each restaurant through a central accounting system. The Company's financial systems and controls allow the Company to access each restaurant's sales, inventory costs and other financial data on a real-time basis, enabling both store-level management and senior management to quickly react to changing sales trends, to effectively manage food, beverage and labor costs, to minimize theft, and to improve the quality and efficiency of accounting and audit procedures.

     RECRUITMENT AND TRAINING. The Company believes that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to the restaurants' long-term success. The Company attempts to recruit restaurant managers with significant experience in the restaurant industry. During an 11-week training program, restaurant managers are taught to promote the Company's team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff is trained on site by restaurant managers and other staff members. The Company believes that the quality and training of its restaurant managers and staff results in friendly, courteous, efficient service which contributes to a casual and pleasurable dining experience for the customer.

     PURCHASING. Obtaining a reliable supply of quality seafood at competitive prices is critical to the Company's success. The Company has formed long-term relationships with several seafood suppliers and purchases frozen seafood and certain other supplies used in restaurant operations in bulk. In addition, Shells' menu has been designed to feature seafood varieties with stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. The Company believes its diverse menu selection reduces the risk and minimizes the effect of the shortage of any seafood products. The Company has been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections (in response to availability and price of supply). To date, the Company generally has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

     In order to facilitate the distribution of seafood to its restaurants and minimize the risks relating to storing and distributing seafood, the Company has entered into a distribution agreement with U.S. Foodservice, Inc. ("U.S. Foods"), formerly Rykoff-Sexton, whereby U.S. Foods purchases from the Company at cost and takes ownership of all frozen seafood the Company purchases. U.S. Foods stores the seafood at its cold storage facilities and the Company pays U.S. Foods a carrying cost which represents the interest expense on the average amount U.S. Foods has invested in the Company's frozen seafood. Upon the Company's direction, U.S. Foods resells the frozen seafood to the Company at cost, plus handling and delivery fees, and distributes the frozen seafood directly to the individual Shells restaurants. In addition, U.S. Foods procures, on behalf of the Company, many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups. The Company believes that if its relationship with U.S. Foods was terminated, alternate arrangements for warehousing and procurement of supplies could be made without a significant interruption of the Company's business. Although the Company believes that its relationships with its suppliers and U.S. Foods are satisfactory and that alternate sources are readily available, the loss of certain suppliers or of its relationship with U.S. Foods, or substantial price increases imposed by such suppliers, in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on the Company.

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

ADVERTISING AND MARKETING

     The Company employs a marketing strategy that seeks continuous visibility and name recognition through the use of billboards, radio and television advertisements. The

Company's strategy of developing a significant number of restaurants in a market is designed to provide for the Company's cost-effective use of television and radio advertising and other marketing efforts.

JOINT VENTURE AND THIRD-PARTY OWNED RESTAURANTS

     The Shells restaurant system consists of (i) 45 restaurants owned by the Company; (ii) the Melbourne Restaurant; and (iii) the four Managed Restaurants. The Company anticipates that all future restaurants will be owned, as opposed to licensed, by the Company.

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

     Three of the Managed Restaurants are managed and operated by the Company pursuant to management and license agreements (the "Management Agreements"), which became effective in July 1993. Pursuant to the Management Agreements, the Company provides management services and licenses the Company's proprietary information required to operate these Managed Restaurants to the respective third-party owner, for a management fee of 4% of that restaurant's sales. The Company has complete authority to determine the programs and policies affecting the day-to-day operations of each of these Managed Restaurants. Although the Management Agreements differ slightly, they generally have an initial term of 30 years and provide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, and working capital. Pursuant to amended option agreements, entered into in August 1995 (the "Amended Option Agreements"), upon the Company's market capitalization reaching certain prescribed levels, either a third-party owner of a Managed Restaurant or the Company has the option to transfer that restaurant's assets to the Company in exchange for a purchase price equal to six times the restaurant's adjusted annual cash flow, less the amount, if any, of the third-party owner's liabilities assumed by the Company. The purchase price is to be paid in the form of shares of the Company's common stock which have certain registration rights.

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

COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products. Some of the Company's competitors have been in existence for substantially longer periods than the Company and may be better established in the markets where the Company's restaurants are, or may be, located. The Company believes that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. The Company can also be expected to face competition from a broad range of other restaurants and foodservice establishments, including full-service, quick-service and fast food restaurants which specialize in a variety of cuisines. While the Company believes that it offers a broad variety of quality seafood products, there can be no assurance that consumers will regard the Company's product as sufficiently distinguishable from competitive products, that substantially equivalent food products will not be introduced by the Company's competitors or that the Company will be able to compete successfully.

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

GOVERNMENT REGULATION

     The Company is subject to extensive federal, state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant, which could adversely affect the operations of the Company. Restaurant operating costs are also affected by other government actions which are beyond the Company's control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes.

     Approximately 11% of the Company's revenue is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

     The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance beverage and has never been named as a defendant in a lawsuit involving "dram-shop" statutes.

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

EMPLOYEES

     As of January 3, 1999, the Company employed approximately 2,950 persons, of whom approximately 250 were management or administrative personnel and 2,700 were employed in non-management restaurant positions. Approximately 1,600 of these individuals were employed by the Company on a full-time basis. As of January 3, 1999, approximately 250 persons were employed on a salaried basis and 2,700 persons were employed in an hourly basis. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are as follows:


NAME                   AGE   POSITION
----                   ---   --------
William E. Hattaway    55    President and Director

Warren R. Nelson       47    Vice President of Finance, Chief Financial Officer,
                             Treasurer and Secretary

John R. Ritchey        53    Vice President of Operations

Frank C. Roehl, III    43    Vice President of Marketing

     William E. Hattaway has served as President and as a director of the Company since its inception in April 1993. Mr. Hattaway also serves as President, Chief Executive Officer and as a director of Shells, Inc., positions he has held since February 1993. From December 1989 through January 1993, Mr. Hattaway was a principal in Todays Food Service Concepts, a developer of a three-location restaurant chain in Orlando, Florida called Outlaws Steakhouse. From April 1987 through December 1989, Mr. Hattaway was Executive Vice President of General Mills' Restaurant Group and President of General Mills' International Restaurant Operations. Mr. Hattaway served as Chairman and Chief Executive Officer of Red Lobster from March 1986 to April 1987. From January 1979 through March 1986, he served as President of Red Lobster which he joined in January 1974 as a seafood buyer.

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

     Frank C. Roehl, III currently serves as Vice President of Marketing of the Company, a position he has held since April 1993. Mr. Roehl also served as an officer and as a director of Shells, Inc., positions he held from October 1987 to December 1994. From October 1982 through October 1987, Mr. Roehl was employed by CMA Advertising Agency, the Talmadge, Roehl, and Magee Agency and the Roehl Group.

     RISK FACTORS RELATING TO THE BUSINESS OF THE COMPANY. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. IN ADDITION TO THE FOLLOWING RISK FACTORS, WE REFER YOU TO THOSE RISK FACTORS DESCRIBED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K AND IN VARIOUS OF OUR PUBLICLY REPORTED DOCUMENTS. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL COULD ALSO IMPAIR OUR BUSINESS OPERATIONS.

     KEEP THESE RISK FACTORS IN MIND WHEN YOU READ "FORWARD-LOOKING" STATEMENTS ELSEWHERE IN THIS FORM 10-K REPORT. THESE ARE STATEMENTS THAT RELATE TO OUR EXPECTATIONS FOR FUTURE EVENTS AND TIME PERIODS. GENERALLY, THE WORDS "ANTICIPATE," "EXPECT," "INTEND" AND SIMILAR EXPRESSIONS IDENTIFY
FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FUTURE EVENTS AND CIRCUMSTANCES COULD DIFFER SIGNIFICANTLY FROM THOSE ASSOCIATED WITH THE FORWARD-LOOKING STATEMENTS.

     WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FINANCING. Our capital requirements have been and will continue to be significant. To date, our cash requirements have exceeded our cash flow from operations. This is mainly due to costs associated with developing and opening new restaurants. At January 3, 1999, we had a working capital deficiency of $4,047,000. We rely substantially on our cash flow from operations, equipment leases and real estate loans to finance our expansion. We believe that projected cash flow from operations will satisfy our contemplated cash requirements for at least the next 12 months. This is based on our current plans and assumptions relating to our operations, including assumptions regarding the rate of proposed expansion and costs of developing and opening new restaurants. These plans may change and our assumptions may prove to be inaccurate.

     Our expansion strategy depends on our ability to continue to obtain third party financing and to achieve projected cash flow from operations. Third party financing may include traditional lending sources like bank lines of credit, equipment leases and restaurant sale/ leaseback arrangements. We may have to seek additional financing from other sources if:

     /bullet/ our expansion plans change;

     /bullet/ our projections or assumptions are inaccurate because of unanticipated expenses of construction or other delays or difficulties;

     /bullet/ third party financing is unavailable in sufficient amounts or at all; and

     /bullet/ projected cash flows are not sufficient to cover costs of expansion.

     We cannot assure you that third party financing will be available to us when we need it or available on acceptable terms, if at all. If we cannot obtain third party financing or other financing when we need it, this could materially and adversely affect our results of operations and our expansion plans. If we have to raise additional capital through the sale of our equity, our existing stockholders could be substantially diluted.

     WE MAY HAVE AN AGGRESSIVE EXPANSION PLAN. We may pursue a strategy of aggressive growth by significantly increasing the number of Shells restaurants. Our proposed expansion is dependent on, among other things:

     /bullet/ the availability of third party financing;

     /bullet/ achieving projected cash flows from operations;

     /bullet/ market acceptance of the Shells concept in new markets;

     /bullet/ timely development and construction of restaurants;

     /bullet/ securing of required governmental permits and approvals;

     /bullet/ the hiring, training and retention of skilled management and other personnel;

     /bullet/ the ability to integrate new restaurants into our operations; and

     /bullet/ the general ability to successfully manage growth.

     Successfully managing growth includes successfully completing the installation of a point-of-sale accounting and cash management system, monitoring restaurants, controlling costs, and maintaining effective quality controls. We cannot assure you that our proposed expansion will be successful.

     We initially may not be able to achieve economies of scale for advertising, marketing, costs of goods and other expenses in new markets that we experience in our established markets. Therefore, our per restaurant costs may initially be higher in new markets than in established markets. We cannot assure you that we will be successful in opening enough restaurants in any new market to generate economies of scale.

     To date, the operating performance of the Midwest stores has been below that of the Florida stores. Although we anticipate that operating performance will improve in the Midwest as advertising efficiency is achieved in the various markets, we cannot assure you that the Midwest stores will attain the same levels of profitability as the Florida stores.

     In addition, if we experience prolonged periods of unfavorable operating results at existing or future restaurants, we may have to close or relocate restaurants. The lack of success or closing of any of our restaurants, or the unsuccessful operation of a new restaurant, could have an adverse effect upon our financial condition and results of operations.

     OUR OPERATING RESULTS FLUCTUATE SEASONALLY BECAUSE OF OUR GEOGRAPHIC CONCENTRATION. The majority of our restaurants are located in primarily residential areas in Florida. We have experienced fluctuations in our quarter-to-quarter operating results because of factors including:

     /bullet/ the seasonal nature of our business;

     /bullet/ weather conditions in Florida; and

     /bullet/ the health of Florida's economy in general and tourism industry in particular.

     Our restaurant sales generally increase from January through April and June through August, the peaks of the Florida tourism season, and generally decrease from September through mid-December. In addition, because of our present geographic concentration, adverse publicity relating to our restaurants or adverse weather conditions could have a more pronounced adverse effect on our operating results than if our restaurants were more geographically dispersed. Adverse weather conditions or a decline in tourism in Florida, or in general economic conditions, which would likely affect the Florida economy or tourism industry, particularly during the time of peak sales, could materially adversely affect our operations and prospects. Our expansion plans include expansion into new markets in the Midwest. We believe that operations in the Midwest will offset some of the seasonal effects on our operating results due to our concentration in the Florida market. However, we cannot assure you that our expansion outside of the Florida area will have a positive effect on the seasonal nature of our operating results. Because of the seasonality of our business, our results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

     THE SUPPLY AND QUALITY OF OUR SEAFOOD MAY FLUCTUATE. In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We do not maintain contracts with any of our suppliers. We generally purchase products based on purchase orders placed from time-to-time in the ordinary course of business. We also depend on U.S. Foods. U.S. Foods distributes and warehouses our frozen seafood supply and procures, distributes and stores other supplies for us. We believe that our relationships with our suppliers and U.S. Foods are satisfactory and that alternative sources are readily available. However, the loss of some suppliers or of our relationship with

U.S. Foods could materially and adversely affect us. Also, substantial price increases imposed by these suppliers in the absence of alternative sources of supply in a timely manner, would have a material adverse effect on us.

     Some species of seafood have become subject to adverse publicity because of claims of contamination by lead or other chemicals disposed of in the ocean. This can adversely affect both market demand and supply for these food products. Customer demand may also be negatively impacted by reports of medical or other risks resulting from eating seafood. We maintain a continuous inspection program for our seafood purchases. We believe that we have not experienced any adverse effect from contaminated seafood. However, we cannot assure you that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to us specifically, will not have a material adverse effect on us. Our failure to obtain adequate supplies of seafood or problems or difficulties resulting from the contamination of seafood, in general or at any of our restaurants in particular, could have a material adverse effect on our operations and profitability.

     OUR EXPENSES FOR FOOD AND OTHER COSTS FLUCTUATE. Our profitability depends on our ability to anticipate and to react to increases in food, labor, employee benefits, and similar costs. We have limited control over these costs. Specifically, our dependence on frequent deliveries of seafood, produce and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. We have been able to anticipate and react to fluctuations in food costs by:

     /bullet/ adjusting selected menu prices;

     /bullet/ purchasing seafood directly from numerous suppliers; and

     /bullet/ promoting alternative menu selections in response to price and availability of supply.

     However, we cannot assure you that we will be able to continue to anticipate and respond to these supply and price fluctuations or that we will not be subject to significantly increased costs. A shortage of available seafood would cause our cost of sales to increase. Because of our low pricing structure, this could materially adversely affect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. This program may increase our seafood costs because seafood suppliers' and processors' costs in complying with this program may increase.

     OUR INDUSTRY IS HIGHLY COMPETITIVE. The restaurant industry, particularly the full-service casual dining segment, is highly competitive. We compete in the areas of:

     /bullet/ price;

     /bullet/ service;

     /bullet/ food quality, including taste, freshness, healthfulness and nutritional value; and

     /bullet/ location.

     We have numerous well-established competitors, some of which dominate the industry. These competitors possess substantially greater financial, marketing, personnel and other resources than we do. Many of our competitors have achieved significant national, regional and local brand name and product recognition. They also engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. These competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products.

     We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast food restaurants which specialize in a variety of cuisines. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. You can expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure you:

     /bullet/ that consumers will be able to distinguish our products from competitive products;

     /bullet/ that substantially equivalent food products will not be introduced by our competitors; or

     /bullet/ that we will be able to compete successfully.

     MANY FACTORS AFFECT OUR INDUSTRY. We must respond to various factors affecting the restaurant industry including:

     /bullet/ changes in consumer preferences, tastes and eating habits;

     /bullet/ demographic trends and traffic patterns;

     /bullet/ increases in food and labor costs;

     /bullet/ inflation; and

     /bullet/ national, regional and local economic conditions.

     Recently, a number of full-service restaurant companies have experienced declining growth rates due to general market saturation. In response to this situation, some of these companies have adopted "value pricing" strategies. These strategies could draw customers away from restaurants that do not engage in discount pricing. They could also negatively affect the operating margins of competitors which do attempt to match competitors' price reductions. We believe that our products are generally lower in price than most competitive full-service and quick-service offerings. However, continuing or sustained price discounting in the restaurant industry could adversely affect our results of operations.

     WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION. We are subject to extensive state and local government regulation by various agencies, including:


     /bullet/ state and local licensing, zoning, land use, construction and environmental regulations;

     /bullet/ various regulations relating to the sale of food and alcoholic beverages;

     /bullet/ regulations relating to sanitation, disposal of refuse and waste products;

     /bullet/ regulations relating to public health; and

     /bullet/ safety and fire standards.

     Our restaurants are inspected periodically by governmental agencies to ensure conformity with these regulations. If we experience difficulty or fail to obtain required licensing or other regulatory approvals, new restaurant openings could be delayed or prevented. In addition, the suspension of, or inability to renew a license at an existing restaurant would adversely affect our operations. A significant percentage of our revenue comes from the sale of alcoholic beverages. State and local regulation of the sale of alcoholic beverages requires us to obtain a license or permit for each of our restaurants. The failure of a restaurant to obtain or retain a license to serve liquor would materially adversely affect our operations.

     Restaurant operating costs are also affected by other government actions which are beyond our control, including increases in:

     /bullet/ the minimum hourly wage requirements;

     /bullet/ workers compensation insurance rates;

     /bullet/ health care insurance costs; and

     /bullet/ unemployment and other taxes.

     Furthermore, the Americans with Disabilities Act may require us to make certain modifications to certain of our restaurants to meet specified access and use requirements. These and other initiatives could adversely affect us, as well as the restaurant industry in general.

     WE MAY HAVE LIABILITY FOR SALES OF ALCOHOLIC BEVERAGES. We are also subject to "dram-shop" statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In certain states, statutes also provide that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by or resulting from the intoxication of a minor if the vendor willfully, knowingly and unlawfully sells or furnishes alcoholic beverages to the minor and knows that the minor will soon after that be driving a motor vehicle. A vendor can be similarly held liable if it knowingly provides alcoholic beverages to a person who is in a noticeable state of intoxication, knows that the person will soon after that be driving a motor vehicle and injury or damage is caused by such person. In addition, significant national attention is currently focused on the problem of drunk driving, which could result in the adoption of additional legislation. This could increase our potential liability for damage or injury caused by our customers.

     WE MAY NOT BE ABLE TO PROTECT OUR SERVICEMARKS AND PROPRIETARY INFORMATION. We own three United States registrations for the servicemarks that we use, including the name "SHELLS." We believe that our servicemarks have significant value and are essential to our ability to create demand for and awareness of our restaurants. We cannot assure you, however, that our servicemarks:

     /bullet/ do not or will not violate the proprietary rights of others;

     /bullet/ would be upheld if challenged; or

     /bullet/ that we would not be prevented from using our servicemarks.

Any of these occurrences could materially adversely affect us. In addition, we cannot assure you that we will have the financial resources necessary to enforce or defend our servicemarks.

     We also rely on trade secrets and proprietary know-how. We employ various methods to protect our concepts and recipes. However, these methods may not completely protect us. We cannot assure you that others will not independently develop similar know-how or obtain access to our know-how, concepts and recipes. Although we generally enter into confidentiality and non-competition agreements with our executives and key management personnel, we cannot assure you that these agreements will adequately protect our trade secrets.

     OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE. We maintain insurance, including insurance relating to personal injury, in amounts which we currently consider adequate. Nevertheless, a partially or completely uninsured claim against us, if successful, could materially adversely affect us.

     WE DEPEND ON KEY PERSONNEL. Our success is largely dependent upon William
E. Hattaway, our President and Chief Executive Officer, and other key personnel. We have entered into a one-year employment agreement with Mr. Hattaway expiring in August 1999 which is renewed automatically on the respective anniversary date unless either party provides notice of intent not to renew. The loss of his services or of the services of other key personnel could materially adversely affect us. We have obtained and are the beneficiary of a $1,700,000 key man life insurance policy on the life of Mr. Hattaway. Our success may also depend on our ability to attract and retain qualified management restaurant industry personnel, particularly as we expand into new markets.

     CONTROL BY MANAGEMENT. Our executive officers and directors beneficially own, in the aggregate, approximately 41% of our outstanding common stock. As a result, such persons, acting together, will be able to exert control over us, elect all of our directors, cause an increase in our capital stock or cause the dissolution, merger or sale of our assets, and generally direct our affairs.

     WE HAVE NEVER PAID DIVIDENDS. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

     EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF SHELLS. Our certificate of incorporation provides that we may issue up to 2,000,000 shares of preferred stock from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock. The Board also is authorized to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by our stockholders. The board of directors may authorize and issue preferred stock with voting, dividend, liquidation, conversion or other rights that could adversely affect the voting power or other rights of the holders of common stock. In addition, the potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock. We have no present intention to issue any shares of our preferred stock. However, we cannot assure you that we will not do so in the future.

ITEM 2. PROPERTIES

     The Company leases 8,100 square feet of space in Tampa, Florida for its executive offices. The lease, although renewable, expires in November 1999, and is terminable by either party upon four months prior written notice. The annual rent payable under the lease is approximately $117,000.

     All but four of the Company's existing restaurants in operation are leased properties. In the future, the Company intends to lease most of its properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of the Company leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, the Company is required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases generally have initial terms ranging from five to 20 years and renewal options ranging from five to 20 years.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is a party to several legal proceedings, the outcome of which, individually or in the aggregate, is not expected to be material to the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The common stock of the Company is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol "SHLL". Prior to February 1998, the common stock was traded on the Nasdaq Small Cap System. The following table sets forth, since April 23, 1996, the date the Company's common stock commenced trading, the high and low per share price of the Company's common stock as reported by Nasdaq. The Common Stock was originally sold to the public at an initial public offering price of $5.00 per share on April 23, 1996.

                                COMMON STOCK
                           -----------------------
                              HIGH          LOW
                           ----------   ----------
Fiscal 1996
-----------
Second quarter .........    $  9.00      $  5.00
Third quarter ..........    $  8.25      $  6.50
Fourth quarter .........    $  9.38      $  6.25

FISCAL 1997
-----------
First quarter ..........    $  9.37      $  8.37
Second quarter .........    $ 11.00      $  7.87
Third quarter ..........    $ 14.75      $ 10.12
Fourth quarter .........    $ 14.37      $  8.87

FISCAL 1998
-----------
First quarter ..........    $ 11.63      $  7.56
Second quarter .........    $ 11.75      $  9.63
Third quarter ..........    $ 11.50      $  4.38
Fourth quarter .........    $  6.00      $  3.25

     The number of stockholders of record of the Company's Common Stock on March 19, 1999 was approximately 250.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical and pro forma consolidated financial data for the Company ("SSRI") and Shells, Inc., a wholly owned subsidiary of the Company. The historical consolidated financial data for the Company is for the year (53 weeks) ended January 3, 1999, and the years (52 weeks) ended December 28, 1997, December 29, 1996, December 31, 1995, and January 1, 1995 (historical and Pro forma). The pro forma consolidated financial data for the Company for the year (52 weeks) ended January 1, 1995 gives effect to the Merger. This consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except per share and number of restaurants data).

                                                                 YEAR (52 WEEKS) ENDED
                                    YEAR (53 WEEKS)  --------------------------------------------
                                         ENDED
                                      JANUARY 3,      DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                         1999             1997           1996           1995
                                    ---------------- -------------- -------------- --------------
Statment of Operations Data:
Revenues
 Restaurant sales ................      $ 83,734       $ 64,914       $ 39,405       $ 28,269
 Management fees .................           415            398            388            352
                                        --------       --------       --------       --------
 Total revenues ..................        84,149         65,312         39,793         28,621
                                        --------       --------       --------       --------
Costs and expenses
 Cost of sales ...................        29,342         22,967         14,017         11,220
 Labor and other related
  expenses .......................        23,749         17,674         10,221          7,680
 Other restaurant operating
  expenses .......................        17,317         13,432          8,266          6,301
 General and
  administrative expenses ........         6,210          4,940          3,351          2,316
 Depreciation and amortization ...         2,702          1,788            927            664
 Pre-opening expenses ............         2,306          1,646            347            295
 Provision for impairment
 of assets .......................           620             --             --             --
                                        --------       --------       --------       --------
Income (loss) from operations ....         1,903          2,865          2,664            145
Other income (expense):
 Interest expense, net ...........          (341)          (148)          (170)          (409)
 Other income (expense), net .....           (18)           (44)          (233)           (33)
                                        --------       --------       --------       --------
Income (loss) before elimination
 of minority partner interest,
 and benefit (provision) for
 income taxes ....................         1,544          2,673          2,261           (297)
Elimination of minority
 partner interest ................          (179)          (174)          (169)          (106)
                                        --------       --------       --------       --------
Income (loss) before benefit
 (provision) for income taxes ....         1,365          2,499          2,092           (403)
Income tax benefit (provision) (1)           158           (849)          (648)            --
Cumulative effect of change in
 accounting for pre-opening
 costs, net of income tax benefit           (692)            --             --             --
                                        --------       --------       --------       --------
Net income (loss) ................           831          1,650          1,444           (403)
Preferred shares accretion .......          (111)           (74)          (117)          (167)
                                        --------       --------       --------       --------
Net income (loss) applicable to
common stock .....................      $    720       $  1,576       $  1,327       $   (570)
                                        ========       ========       ========       ========

                                                             YEAR (52 WEEKS) ENDED
                                                  ------------------------------------------
                                                     JANUARY 1,    JANUARY 1,    JANUARY 1,
                                                        1995          1995          1995
                                                    PRO FORMA(2)      SSRI      SHELLS, INC.
                                                   -------------- ------------ -------------
Statment of Operations Data:
Revenues
 Restaurant sales .....................             $ 21,878       $5,768       $16,110
 Management fees ......................                  327        1,384            --
                                                    --------       ------       -------
 Total revenues .......................               22,205        7,152        16,110
                                                    --------       ------       -------
Costs and expenses
 Cost of sales ........................                9,088        2,292         6,796
 Labor and other related
  expenses ............................                5,830        1,523         4,307
 Other restaurant operating
  expenses ............................                5,002        1,429         4,630
 General and
  administrative expenses .............                2,243        2,012           231
 Depreciation and amortization ........                  507          112           189
 Pre-opening expenses .................                  422          344            78
 Provision for impairment
 of assets ............................                   --           --            --
                                                    --------       ------       -------
Income (loss) from operations .........                 (887)        (560)         (121)
Other income (expense):
 Interest expense, net ................                 (236)         (91)         (145)
 Other income (expense), net ..........                   35           40            (5)
                                                    --------       ------       --------
Income (loss) before elimination
 of minority partner interest,
 and benefit (provision) for
 income taxes .........................               (1,088)        (611)         (271)
Elimination of minority
 partner interest .....................                  (67)         (67)           --
                                                    --------       ------       --------
Income (loss) before benefit
 (provision) for income taxes .........               (1,155)        (678)         (271)
Income tax benefit (provision) (1).....                   --           --            --
Cumulative effect of change in
 accounting for pre-opening
 costs, net of income tax benefit......                   --           --            --
                                                    --------       ------       --------
Net income (loss) .....................               (1,155)        (678)         (271)
Preferred shares accretion ............                   --           --            --
                                                    --------       ------       --------
Net income (loss) applicable to
common stock ..........................             $ (1,155)      $ (678)      $ (271)
                                                    ========       ======       ========

                                                                    FISCAL YEARS ENDED
                                                        -----------------------------------------
                                                        JANUARY 3,     DECEMBER 28,   DECEMBER 29,
                                                          1999            1997           1996
                                                        ------------ --------------   -----------
Basic net income per share .......................       $  0.16        $  0.42        $  0.49
Diluted net income per share .....................       $  0.15        $  0.33        $  0.40

Operating Data:
System-wide sales:
 Company-owned restaurants(3) ....................       $83,734        $64,914        $39,405
 Licensed restaurants ............................        10,385          9,947          9,660
                                                         -------        -------        -------
                                                         $94,119        $74,861        $49,065
                                                         =======        =======        =======
Number of restaurants (at end of period):
 Company-owned restaurants(3) ....................            45             36             27
 Licensed restaurants ............................             4              4              4
                                                         -------        -------        -------
                                                              49             40             31
                                                         -------        -------        -------
Average annual sales per Company-owned and
  joint venture restaurant open for full period(4)       $ 2,156        $ 2,110        $ 2,188

Increase in Company-owned and joint
  venture restaurant same store sales(4) .........           2.5%           2.5%          14.7%

                                               JANUARY 3,     DECEMBER 28,     DECEMBER 29,     DECEMBER 31,     JANUARY 1,
                                                  1999            1997             1996             1995            1995
                                              ------------   --------------   --------------   --------------   -----------
Balance sheet data:
Working capital (deficiency) ..............     $ (4,047)        $   484         $ (1,418)        $ (4,722)      $ (3,298)
Total assets ..............................       34,895          26,566           18,373           10,438          9,078
Long-term debt ............................        5,189           1,449            1,161            1,706          2,098
Minority partner interest .................          519             514              512              574            467
Redeemable preferred shares ...............           --           1,372            1,668            1,551          1,385
Stockholders' equity (deficiency) .........       16,460          14,521            7,472             (889)          (354)

----------------
(1) The effective tax rates for 1998, 1997 and 1996 include the effect of recognizing tax benefits that were fully reserved prior to 1996. The effect of recognizing these benefits, primarily related to net operating loss carryforwards from prior years, is to reduce the effective income tax rate for the fiscal years 1998, 1997 and 1996 to 36%, 34% and 31%, respectively. The effective tax rate for fiscal 1998 was also affected by a $650,000 benefit related to the reduction in the tax asset valuation allowance.
(2) Gives effect to the Merger, which is accounted for as a purchase, as if it occurred at the beginning of the year. All material intercompany balances and transactions between the entities have been eliminated. The pro forma data is presented for the year ended January 1, 1995 to allow for a more appropriate and meaningful comparison to the operating results of all subsequent years presented.
(3) Includes one joint venture restaurant in which the Company has a 51% equity interest.
(4) Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As of January 3, 1999, the Company owned 44 Shells restaurants and a 51% ownership interest in the Melbourne Restaurant. In addition, the Company managed and operated four Managed Restaurants. The Company's restaurants average approximately 6,600 square feet in size and have an average seating capacity of approximately 220 seats. Average annual restaurant sales during the year (53 weeks) ended January 3, 1999 for the 35 restaurants open for the full year were approximately $2,156,000. The Company's food sales and liquor sales accounted for 89% and 11% of revenues, respectively, for the year (53 weeks) ended January 3, 1999.

     The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales. The Company's fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31.

                                                                      FISCAL YEARS ENDED
                                                         ---------------------------------------------
                                                          JANUARY 3,     DECEMBER 28,     DECEMBER 29,
                                                             1999            1997             1996
                                                         ------------   --------------   -------------
REVENUES:
 Restaurant sales ....................................       99.5%           99.4%           99.0%
 Management fees from related parties ................        0.5             0.6             1.0
                                                            ------          ------          ------
                                                            100.0           100.0           100.0
                                                            ------          ------          ------
COST AND EXPENSES:
 Cost of restaurant sales(1) .........................       35.0            35.4            35.6
 Labor and other related expenses(1) .................       28.4            27.2            25.9
 Other restaurant operating expenses(1) ..............       20.7            20.7            21.0
                                                            ------          ------          ------
 Total restaurant costs and expenses(1) ..............       84.1            83.3            82.5
                                                            ------          ------          ------
 General and administrative expenses .................        7.4             7.6             8.4
 Depreciation and amortization .......................        3.2             2.7             2.3
 Pre-opening expenses ................................        2.7             2.5             0.9
 Provision for impaired assets .......................        0.7             0.0             0.0

 Income from operations ..............................        2.3             4.4             6.7
 Interest expense, net ...............................       -0.4            -0.2            -0.4
 Other expense, net ..................................       -0.1            -0.1            -0.6
 Elimination of minority partner interest ............       -0.2            -0.3            -0.5
                                                            ------          ------          ------
 Income before benefit (provision) for taxes .........        1.6             3.8             5.2
 Benefit (provision) for income taxes ................        0.2            -1.3            -1.6
Cumulative effect of a change in accounting
 principle, net of income tax benefit ................       -0.8             0.0             0.0
                                                            ------          ------          ------
Net income ...........................................        1.0%            2.5%            3.6%
                                                            ======          ======          ======

----------------
(1) As a percentage of restaurant sales.

RESULTS OF OPERATIONS

FISCAL 1998 VERSUS FISCAL 1997

     Total revenues increased by 29.0% between Fiscal 1997 and Fiscal 1998. Most of the year-to-year increase was attributable to new restaurant openings, 53 weeks included in Fiscal 1998 versus 52 weeks in Fiscal 1997, as well as a 2.5% increase in same store sales. The Company opened 10 restaurants during Fiscal 1998, five of which opened in the fourth quarter, and closed one restaurant in January 1998. The increase in same store sales was due to selected menu price adjustments in the beginning of Fiscal 1998 which were offset by slight decreases in customer traffic.

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

     Cost of restaurant sales were 35.0% of restaurant sales in Fiscal 1998 as compared with 35.4% in Fiscal 1997. The availability of certain types of seafood fluctuates from time-to-time, resulting in corresponding fluctuations in the cost of restaurant sales. The slight improvement over Fiscal 1997 is attributed to selected menu price adjustments which occurred during January 1998, the implementation of software in the restaurants which allowed management to identify and react to product usage variances, and the Company's ability to anticipate and react to fluctuations in food costs, in particular, increases in its dairy costs, and to offer or promote alternative inventory items or menu selections in response to such fluctuations. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

     Labor and other related expenses were 28.4% of restaurant sales for Fiscal 1998 as compared to 27.2% in Fiscal 1997. This increase is primarily attributable to higher wage rates outside of the state of Florida as well as increased staffing at the manager levels to meet planned expansion. The Company had four restaurant locations (formerly Chi Chi's) which were expected to open in the third quarter of Fiscal 1998 which did not open until the fourth quarter due to unanticipated legal complications involved in the completion of the acquisitions. As a result, the Company paid additional salaries and related expenses in the third quarter for management and other personnel awaiting assignment to these new restaurants without receipt of offsetting revenues from those stores. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits and taxes.

     Other restaurant operating expenses remained unchanged at 20.7% of restaurant sales in both Fiscal 1998 and Fiscal 1997. Other restaurant operating expenses actually increased slightly during Fiscal 1998 when considering Fiscal 1997 included a $197,000 one-time charge related to the closure of a restaurant. The increase in Fiscal 1998 reflected increases in advertising expenses as a percentage of sales due to increased advertising in selected markets. The increase in advertising expenses was offset in part by a reduction in excise taxes as the Company continued its expansion outside the state of Florida. Other restaurant operating expenses generally consist of advertising, supervision, operating supplies, repairs and maintenance, rent and other occupancy costs and utilities.

     General and administrative expenses were 7.4% of revenues in Fiscal 1998 as compared with 7.6% in Fiscal 1997. The 0.2% decrease in general and administrative expenses as a percentage of revenues was attributable to the economies of scale gained through the increase in chain-wide restaurant sales. The efficiencies were partially offset by increased costs of management training and recruiting. General and administrative expenses relate to the operations of all Shells restaurants owned by the Company and management services that the Company provides to the Managed Restaurants.

     Depreciation and amortization expense was 3.2% of revenues for Fiscal 1998 as compared with 2.7% for Fiscal 1997. The increases are due to the higher investment levels for the units outside the state of Florida as well as the renovations occurring at several of the existing units.

     Pre-opening expenses were 2.7% of revenues for Fiscal 1998 as compared with 2.5% for Fiscal 1997. The 2.7% in Fiscal 1998 is exclusive of the one-time charge of $692,000, net of income tax benefit, related to the Company's early adoption of a new accounting standard which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The increases for Fiscal 1998 exclusive of the one-time charge were attributed to the ten units that were opened in Fiscal 1998 as compared with nine units opened during Fiscal 1997.

     Provision for impaired assets was $620,000 or 0.7% of revenues for Fiscal 1998. In the fourth quarter, the Company recorded the pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. The write-down is related to one restaurant. Although at the current time the Company intends to continue operating this restaurant, it has not, nor is it projected to, contribute positively to the Company's cash flow in the foreseeable future.

     Income from operations decreased $962,000 from $2,865,000 in Fiscal 1997 to $1,903,000 in Fiscal 1998. This decline was attributable to the provision for impaired assets as well as the increase in pre-opening expenses recognized during Fiscal 1998. The income from operations as a percentage of restaurant sales decreased by 2.1%, from 4.4% of revenues in Fiscal 1997 to 2.3% of revenues in Fiscal 1998, primarily due to the increased labor and related expenses as well as the provision for impaired assets.

     Net interest expense increased $193,000 from $148,000 in Fiscal 1997 to $341,000 in Fiscal 1998. The increase was attributable to the $5,054,000 in new borrowings during 1998 resulting from the purchase of two restaurant properties as well as the financing related to new restaurant equipment.

     The income tax expense (benefit) improved from an expense of 1.3% of revenues to a benefit of 0.2% of revenues in Fiscal 1998. The fluctuation was attributed to the reduction in the valuation allowance related to the deferred tax asset, thereby providing a $650,000 benefit during Fiscal 1998 to offset the provision for income taxes. The Company carried the valuation allowance until Fiscal 1998 due to the uncertainty of its taxable income upon multiple state expansion.

     The cumulative effect of a change in accounting principle resulted in the Company recognizing a $1,081,000 pre-tax charge, $692,000 net of income tax benefits, relating to the write-off of pre-opening costs. This change resulted from the early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of the Company's 1998 fiscal year. As a result of the adoption, the Company will begin reporting pre-opening costs as incurred, which in turn will result in lower future amortization expense. Since the Company has amortized pre-opening costs over a one-year period following the opening of its restaurants, the impact of the accounting change is not expected to materially affect the Company's future net operating results, although the quarterly fluctuations may be magnified based upon the timing of restaurant openings.

     The net income decreased $819,000 to $831,000 for Fiscal 1998 as compared with $1,650,000 for Fiscal 1997.

FISCAL 1997 VERSUS FISCAL 1996

     Total revenues increased by 64.1% between Fiscal 1996 and Fiscal 1997. Most of the year-to-year increase was attributable to new restaurant openings coupled with increases in same store sales of 2.5% for Fiscal 1997. The Company opened nine restaurants during Fiscal 1997 as compared with 10 new restaurants during Fiscal 1996, nine of which opened during the fourth quarter of Fiscal 1996. The increases in same store sales were attributable to increases in the number of customers served resulting from expanded advertising and remodeling of certain restaurants, and to a lesser extent from menu price adjustments.

     Cost of restaurant sales were 35.4% of restaurant sales in Fiscal 1997 as compared with 35.6% in Fiscal 1996. The slight improvement over Fiscal 1996 is attributed to the Company having been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

     Labor and other related expenses were 27.2% of restaurant sales for Fiscal 1997 as compared to 25.9% in Fiscal 1996. This increase was primarily attributed to higher wage rates outside of the state of Florida as well as increased staffing at the manager levels to meet planned expansion.

     Other restaurant operating expenses were 20.7% of restaurant sales in Fiscal 1997 as compared to 21.0% in Fiscal 1996. The decreases in these expenses as a percentage of sales was due to the efficiencies realized through the higher sales volumes at the stores coupled with increased operational efficiencies. For Fiscal 1997, other restaurant operating expenses also included a $197,000 one-time charge related to the closure of a restaurant. There were also decreases in advertising production costs in Fiscal 1997 as a percentage of sales.

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

     Depreciation and goodwill amortization expense was 2.7% of revenues for Fiscal 1997 as compared with 2.3% for Fiscal 1996. The increase was due to the higher investment levels for the units outside the state of Florida as well as the renovations occurring at several of the existing units.

     Pre-opening expenses were 2.5% of revenues for Fiscal 1997 as compared with 0.9% for Fiscal 1996. The increases for Fiscal 1997 were attributed to the nine units that were opened in the fourth quarter of Fiscal 1996 as well as the nine units opened during Fiscal 1997, compounded by the higher pre-opening costs being incurred in new markets outside of Florida.

     Net interest expense decreased slightly from $170,000 in Fiscal 1996 to $148,000 in Fiscal 1997. The reduction was attributable to the increase in interest income generated from $5,474,000 in net proceeds received from the exercise of warrants, as well as the increase in cash flow generated from operations.

     Income from operations improved $201,000 from $2,664,000 in Fiscal 1996 to $2,865,000 in Fiscal 1997. This improvement was due to the higher sales levels chain-wide. The income from operations as a percentage of restaurant sales decreased by 2.3%, from 6.7% of revenues in Fiscal 1996 to 4.4% of revenues in Fiscal 1997, primarily due to the increased depreciation and amortization expenses. The net income before taxes improved $407,000 to $2,499,000 for Fiscal 1997 as compared with $2,092,000 for Fiscal 1996. The net income for Fiscal 1997 was $1,650,000 as compared with $1,444,000 for Fiscal 1996 reflecting income tax provisions of $849,000 and $648,000, respectively. The income tax provisions were based on effective tax rates of 34% and 31% for Fiscal 1997 and Fiscal 1996, respectively, which reflects the valuation allowance adjustment of tax benefits as well as the 1997 benefits of net operating loss carryforwards and tax credits that were previously unrealized.

LIQUIDITY AND CAPITAL RESOURCES


     The following table presents a summary of the Company's cash flows for the last three fiscal years (in thousands):


                                                           1998           1997          1996
                                                       ------------   -----------   -----------
Net cash provided by operating activities ..........    $   6,285      $  5,184      $  2,639
Net cash used in investing activities ..............      (11,050)       (7,233)       (5,799)
Net cash provided by financing activities ..........        4,173         4,330         5,417
                                                        ---------      --------      --------
Net (decrease) increase in cash ....................    $    (592)     $  2,281      $  2,257
                                                        =========      ========      ========

     As of January 3, 1999, the Company's current liabilities of $11,153,000 exceeded its current assets of $7,106,000, resulting in a working capital deficiency of $4,047,000. With the exception of 1997, consistent with industry practice, the Company has generally operated with negative working capital as a result of costs associated with new restaurants and remodeling existing restaurants, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable. The use of current assets for investment in leasehold improvements, land and buildings, and equipment has also contributed to a deficiency in working capital.

     The Company received $1,218,000 and $5,474,000 in net proceeds from the exercise of warrants and options to purchase common stock during 1998 and 1997, respectively. During 1996, the Company received $6,125,000 in net proceeds from the completion of the Company's initial public offering (the "Offering") and the exercise of the underwriter's over-allotment option. During 1996, the Company repaid the $1,310,000 in shareholder loans, plus accrued interest of approximately $300,000, from the proceeds of the Offering. In addition, upon the consummation of the Offering, (i) $750,000 of indebtedness borrowed in 1995 and (ii) $159,000 principal amount of indebtedness owed to WLH Investments were converted into equity.

     There were warrants and options to purchase an aggregate of 226,953 shares of the Company's common stock exercised during 1998, generating net proceeds to the Company of $1,218,000. The proceeds from the exercise of these warrants was required to be used to retire outstanding Shells, Inc. Preferred Shares. The Company used the warrant proceeds as well as other funds to retire all outstanding preferred shares during 1998 for an aggregate redemption price of $1,482,000. The Company redeemed $371,000 in preferred shares during 1997.

     On June 16, 1997, the Company gave notice to the holders of all of its outstanding publicly registered Common Stock Purchase Warrants (the "Public Warrants") that the Company would redeem the Public Warrants on July 16, 1997 (the "Redemption Date"), at a redemption price of $0.10 per Public Warrant. In addition, simultaneous with the delivery of notice to the holders of the Public Warrants, the Company gave notice of redemption to holders of warrants to purchase an additional 112,376 shares of Common Stock at an exercise price of $6.00 per share (the "Private Warrants" and together with the Public

Warrants, the "Warrants"). The Warrants were exercisable at any time up to and including 5:00 p.m., Eastern Standard Time, on July 16, 1997 (the "Exercise Termination Time"), and were also redeemable at a redemption price of $0.10 per Warrant. There were 917,276 warrants exercised during 1997, which represented all but 100 of the warrants subject to redemption.

     During Fiscal 1998, the Company's cash position decreased by $592,000. Net cash provided by operating activities totaled $6,285,000, while cash used in investing activities was $11,050,000 which related to capital expenditures in connection with the opening of 10 new restaurants, the remodeling of certain existing restaurants, and the investment of $300,000 in software and accounting systems. The net cash provided by financing activities was $4,173,000, which primarily consisted of the $5,054,000 in borrowings, $1,218,000 in net proceeds from the exercise of warrants and options to purchase Common Stock, less net repayments of debt ($616,000) and the retirement of preferred shares ($1,482,000).

     During Fiscal 1997, the Company's cash position increased by $2,281,000. Net cash provided by operating activities totaled $5,184,000, while cash used in investing activities was $7,233,000, which related to capital expenditures in connection with the opening of nine new restaurants and the remodeling of certain existing restaurants. The net cash provided by financing activities was $4,330,000, which primarily consisted of $5,474,000 in proceeds from the issuance of common stock, $704,000 in borrowings, less the repayment of debt ($1,477,000), and the retirement of preferred shares ($371,000).

     The Company believes that cash flows from operations coupled with the funds available from anticipated third party financing and cash balances at January 3, 1999, will be sufficient to satisfy its contemplated cash requirements for at least 12 months. The Company's expansion strategy is dependent upon achieving projected cash flow from operations and to a lesser extent, obtaining third party financing. Third party financing may include, but is not limited to, traditional lending sources such as bank lines of credit, equipment leasing, and/or restaurant sale/leaseback arrangements that may be available to the Company.

     The Company from time-to-time may utilize third party financing as necessary to facilitate expansion. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses or construction or other delays or difficulties or otherwise), projected cash flow or third party financing otherwise prove to be insufficient to fund operations and fully implement the Company's expansion strategy, the Company could be required to seek additional financing from sources not currently anticipated or reduce its expansion plans. There can be no assurance that third party financing will be available to the Company when needed, on acceptable terms, or at all. The Company has $912,000 of principal indebtedness due in 1999 which is expected to be repaid out of the Company's cash flow from operations.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

     The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due to its high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy in general and the tourism industry in particular. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns. It is anticipated that implementation of the Company's expansion program into the Midwest markets will, over time, reduce some of the existing seasonal fluctuations.

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

     The Company has incurred approximately $35,000 of Year 2000 project expenses through January 3, 1999. Future expenses are expected to approximate $25,000 as the Company's current hardware systems and software, with minor modifications, have been represented by their vendors to be either Year 2000 compliant or have a Year 2000 compliant upgrade available at no charge.

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

     The Company is in the process of identifying and contacting its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness. The Company can give no assurances that the responses it receives will be accurate, or if changes are necessary, that the Company will be successful in finding such compliant suppliers and service providers. The Company currently has formal information concerning the Year 2000 status of most of its major suppliers and service providers. The Company will continue to contact and assess Year 2000 readiness of its suppliers and vendors.

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

IMPACT OF INFLATION AND PRICE CHANGES

     The Company has not operated in a highly inflationary period and its management does not believe that inflation has had a material effect on sales or expenses. As expenses increase, the Company expects to recover increased costs by increasing prices, to the extent permitted by competition or by modifying its menu and promoting other less cost sensitive products. Due to the fact that the Company's business is somewhat dependent on tourism in Florida, any significant decrease in tourism due to inflation would likely have a material adverse effect on revenues and profitability.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, Acounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative

(that is gains and losses) depends upon the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                               SUPPLEMENTARY DATA

                                                                                 PAGE
                                                                                -----
Independent Auditors' Report ................................................     33

Consolidated Balance Sheets as of January 3, 1999 and December 28, 1997 .....     34

Consolidated Statements of Operations for the year (53 weeks) ended
  January 3, 1999 and the years (52 weeks) ended December 28, 1997 and
  December 29, 1996 .........................................................     35

Consolidated Statements of Stockholders' Equity (Deficiency) for the the year
  (53 weeks) ended January 3, 1999 and the years (52 weeks) ended
  December 28, 1997 and December 29, 1996 ...................................     36

Consolidated Statements of Cash Flows for the year (53 weeks) ended
  January 3, 1999 and the years (52 weeks) ended December 28, 1997 and
  December 29, 1996 .........................................................     37

Notes to Consolidated Financial Statements ..................................     38

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders
Shells Seafood Restaurants, Inc.
Tampa, Florida

     We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year (53 weeks) ended January 3, 1999 and the years (52 weeks) ended December 28, 1997 and December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 3, 1999 and December 28, 1997 and the results of its operations and its cash flows for the year (53 weeks) ended January 3, 1999 and the years (52 weeks) ended December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1998.


DELOITTE & TOUCHE LLP
Tampa, Florida
February 19, 1999

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           JANUARY 3, 1999     DECEMBER 28, 1997
                                                          -----------------   ------------------
                        ASSETS
Cash ..................................................      $ 4,723,121          $ 5,314,771
Inventories ...........................................          954,066              861,247
Other current assets ..................................        1,282,641            1,663,867
Receivables from related parties ......................           35,261              139,948
Deferred tax asset, net ...............................          110,551                   --
                                                             -----------          -----------
   Total current assets ...............................        7,105,640            7,979,833
Property and equipment, net ...........................       22,240,255           14,306,138
Prepaid rent ..........................................          622,368              324,321
Other assets ..........................................          690,571              450,155
Goodwill ..............................................        3,299,191            3,505,387
Deferred tax asset, net ...............................          937,449                   --
                                                             -----------          -----------
   TOTAL ASSETS .......................................      $34,895,474          $26,565,834
                                                             ===========          ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ......................................      $ 6,318,544          $ 3,805,633
Accrued expenses ......................................        3,432,332            2,881,404
Sales tax payable .....................................          489,688              318,223
Income taxes payable ..................................               --              275,216
Current portion of long-term debt .....................          912,333              215,235
                                                             -----------          -----------
   Total current liabilities ..........................       11,152,897            7,495,711
Deferred rent .........................................        1,574,092            1,214,143
Long-term debt, less current portion ..................        5,189,481            1,449,092
                                                             -----------          -----------
   Total liabilities ..................................       17,916,470           10,158,946
Minority partner interest .............................          519,257              514,047
                                                             -----------          -----------
Shells, Inc. preferred shares subject to redemption,
 $10 par value; authorized 10,000,000 shares;
 148,249 shares issued and outstanding at
 December 28, 1997 ....................................               --            1,371,852
                                                             -----------          -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized
 2,000,000 shares; none issued or outstanding .........               --                   --
Common stock, $.01 par value; authorized
 20,000,000 shares; 4,454,015 and 4,227,062 shares
 issued and outstanding, respectively .................           44,540               42,270
Additional paid-in-capital ............................       14,161,010           12,944,995
Retained earnings .....................................        2,254,197            1,533,724
                                                             -----------          -----------
   Total stockholders' equity .........................       16,459,747           14,520,989
                                                             -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............      $34,895,474          $26,565,834
                                                             ===========          ===========

                 See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                FISCAL YEARS ENDED
                                                   ---------------------------------------------
                                                     JANUARY 3,    DECEMBER 28,    DECEMBER 29,
                                                        1999           1997            1996
                                                   -------------- -------------- ---------------
REVENUES:
 Restaurant sales ................................  $83,733,831    $64,914,358     $39,405,304
 Management fees from related parties ............      415,383        398,106         387,519
                                                    -----------    -----------     -----------
                                                     84,149,214     65,312,464      39,792,823
                                                    -----------    -----------     -----------
COST AND EXPENSES:
 Cost of restaurant sales ........................   29,341,688     22,967,259      14,017,163
 Labor and other related expenses ................   23,749,450     17,673,808      10,220,280
 Other restaurant operating expenses .............   17,317,281     13,431,530       8,266,403
 General and administrative expenses .............    6,210,113      4,940,173       3,350,765
 Depreciation and amortization ...................    2,701,969      1,788,358         927,017
 Pre-opening expenses ............................    2,305,944      1,646,271         347,100
 Provision for impaired assets ...................      620,000             --              --
                                                    -----------    -----------     -----------
                                                     82,246,445     62,447,399      37,128,728
                                                    -----------    -----------     -----------
INCOME FROM OPERATIONS ...........................    1,902,769      2,865,065       2,664,095
                                                    -----------    -----------     -----------
OTHER INCOME (EXPENSE):
 Interest expense ................................     (550,267)      (364,645)       (337,347)
 Interest income .................................      209,583        216,654         167,718
 Other expense, net ..............................      (17,711)       (44,500)       (233,051)
                                                    -----------    -----------     -----------
                                                       (358,395)      (192,491)       (402,680)
                                                    -----------    -----------     -----------
INCOME BEFORE ELIMINATION OF MINORITY PARTNER
  INTEREST AND INCOME TAXES ......................    1,544,374      2,672,574       2,261,415
ELIMINATION OF MINORITY PARTNER INTEREST .........     (179,257)      (174,047)       (169,450)
                                                    -----------    -----------     -----------
INCOME BEFORE BENEFIT (PROVISION) FOR
  INCOME TAXES ...................................    1,365,117      2,498,527       2,091,965
BENEFIT (PROVISION) FOR INCOME TAXES .............      158,000       (849,000)       (648,000)
                                                    -----------    -----------     -----------
INCOME BEFORE THE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE .................    1,523,117      1,649,527       1,443,965
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT ...........     (692,000)            --              --
                                                    -----------    -----------     -----------
NET INCOME .......................................      831,117      1,649,527       1,443,965
PREFERRED SHARES ACCRETION .......................     (110,644)       (74,000)       (117,000)
                                                    -----------    -----------     -----------
NET INCOME APPLICABLE TO COMMON STOCK ............  $   720,473    $ 1,575,527     $ 1,326,965
                                                    ===========    ===========     ===========
BASIC NET INCOME PER SHARE OF COMMON STOCK
  BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ..............................  $      0.32    $      0.42     $      0.49
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........        (0.16)            --              --
                                                    -----------    -----------     -----------
 BASIC NET INCOME PER SHARE OF COMMON STOCK ......  $      0.16    $      0.42     $      0.49
                                                    ===========    ===========     ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING ....................    4,447,881      3,726,949       2,729,417
                                                    ===========    ===========     ===========
DILUTED NET INCOME PER SHARE OF COMMON STOCK
  BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ..............................  $      0.29    $      0.33     $      0.40
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........        (0.14)            --              --
                                                    -----------    -----------     -----------
DILUTED NET INCOME PER SHARE OF COMMON STOCK .....  $      0.15    $      0.33     $      0.40
                                                    ===========    ===========     ===========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING .......................    4,958,052      4,750,620       3,312,651
                                                    ===========    ===========     ===========

                 See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                   COMMON STOCK         ADDITIONAL       RETAINED
                                              ----------------------     PAID-IN         EARNINGS
                                                 SHARES     AMOUNT       CAPITAL         (DEFICIT)         TOTAL
                                              ----------- ---------- --------------- ---------------- --------------
Balance at December 31, 1995 ................  1,462,684   $14,627     $   581,841     $ (1,485,768)   $  (889,300)

 Net income .................................                                             1,443,965      1,443,965

 Shells Inc. preferred shares accretion .....                             (117,000)                       (117,000)

 Issuance of common stock and warrants.......  1,834,852    18,348       7,015,707                       7,034,055
                                               ---------   -------     -----------     ------------    -----------

Balance at December 29, 1996 ................  3,297,536    32,975       7,480,548          (41,803)     7,471,720

 Net income .................................                                             1,649,527      1,649,527

 Shells Inc. preferred shares accretion .....                                               (74,000)       (74,000)

 Issuance of common stock ...................    929,526     9,295       5,464,447                       5,473,742
                                               ---------   -------     -----------      -----------    -----------

Balance at December 28, 1997 ................  4,227,062    42,270      12,944,995        1,533,724     14,520,989

 Net income .................................                                               831,117        831,117

 Shells Inc. preferred shares accretion .....                                              (110,644)      (110,644)

 Issuance of common stock ...................    226,953     2,270       1,216,015                       1,218,285
                                               ---------   -------     -----------     ------------    -----------

Balance at January 3, 1999 ..................  4,454,015   $44,540     $14,161,010     $  2,254,197    $16,459,747
                                               =========   =======     ===========     ============    ===========

                         See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FISCAL YEARS ENDED
                                                       ------------------------------------------------------------
                                                        JANUARY 3, 1999     DECEMBER 28, 1997     DECEMBER 29, 1996
                                                       -----------------   -------------------   ------------------
OPERATING ACTIVITIES:
 Net income ........................................     $     831,117        $  1,649,527          $  1,443,965
 Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization ....................         2,495,773           1,788,358               927,017
  Pre-opening expenses .............................         2,512,140           1,646,271               347,100
  Loss on impairment of assets .....................           620,000                  --                    --
  Cumulative effect of accounting change ...........           692,000                  --                    --
  Minority partner interest ........................             5,210               2,237                96,519
  Changes in assets and liabilities:
   Increase in inventories .........................           (92,819)           (197,684)             (266,444)
   Decrease (increase) in receivables from
      related parties ..............................           104,687              (7,900)              (69,054)
   Increase in other assets ........................        (2,857,134)         (1,958,181)             (868,137)
   Increase in deferred tax assets .................        (1,048,000)                 --                    --
   (Increase) decrease in prepaid rent .............          (298,047)             50,400                50,399
   Increase (decrease) in accounts
      payable ......................................         2,512,911           1,318,690               (36,230)
   Increase in accrued expenses ....................           550,928             721,616               356,585
   Decrease in payable to related parties ..........                --                  --               (98,927)
   Increase in sales tax payable ...................           171,465              35,257                53,435
   (Decrease) increase in income taxes
      payable ......................................          (275,216)           (221,000)              496,216
   Increase in deferred rent .......................           359,949             356,313               206,696
                                                         -------------        ------------          ------------
    Total adjustments ..............................         5,453,847           3,534,377             1,195,175
                                                         -------------        ------------          ------------
    Net cash provided by operating
       activities ..................................         6,284,964           5,183,904             2,639,140
                                                         -------------        ------------          ------------
INVESTING ACTIVITIES:
 Purchase of property and equipment ................       (11,049,890)         (7,233,151)           (5,798,872)
                                                         -------------        ------------          ------------
 Net cash used in investing activities .............       (11,049,890)         (7,233,151)           (5,798,872)
                                                         -------------        ------------          ------------
FINANCING ACTIVITIES:
 Proceeds from debt financing ......................         5,053,545             703,884               839,340
 Repayment of debt .................................          (616,058)         (1,476,835)           (1,547,591)
 Redemption of preferred shares ....................        (1,482,496)           (370,624)                   --
 Proceeds from the issuance of
   common stock and warrants........................         1,218,285           5,473,742             6,125,055
                                                         -------------        ------------          ------------
 Net cash provided by financing activities .........         4,173,276           4,330,167             5,416,804
                                                         -------------        ------------          ------------
 Net (decrease) increase in cash ...................          (591,650)          2,280,920             2,257,072
CASH AT BEGINNING OF PERIOD ........................         5,314,771           3,033,851               776,779
                                                         -------------        ------------          ------------
CASH AT END OF PERIOD ..............................     $   4,723,121        $  5,314,771          $  3,033,851
                                                         =============        ============          ============

                          See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- As of January 3, 1999 Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") managed and operated 49 full service, casual dining seafood restaurants in Florida, Illinois, Indiana, Kentucky, and Ohio under the name "Shells". The Company was incorporated on April 29, 1993 and began operations in August 1993.

     In August 1993, the Company purchased from Shells, Inc. the servicemarks "Shells" and "Shells Seafood, ShellFish and Whatnot," as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". The Company subsequently acquired Shells, Inc. effective December 29, 1994.

     Principles of Consolidation -- The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries as well as a joint venture partnership in which the Company is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

     Fiscal Year -- The Company's Fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. The Fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 were 53, 52 and 52 weeks, respectively.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

     Pre-opening costs -- Pre-opening costs, consisting of direct costs associated with the opening of restaurants, were amortized over the 12-month period following the restaurant opening date prior to Fiscal 1998. Effective Fiscal 1998, pre-opening costs are expensed as incurred (See Note 15).

     Property and Equipment -- Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and buildings are depreciated over the shorter of the lease term or

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

the estimated useful life and range from five to 30 years. Useful lives for equipment, furniture and fixtures, and signs range from five to 10 years.

     Construction in Progress -- The Company capitalizes all direct costs incurred in the construction of its restaurants. Upon opening, these costs are depreciated or amortized and charged to expense based on their proper classification. The amount of interest capitalized is insignificant in all periods presented.

     Goodwill -- The excess of the Company's cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. is being amortized on the straight-line basis over 20 years. The use of a 20 year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants.

     Impairment of Long-Lived Assets -- Property and equipment, goodwill and other intangible assets are reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in the cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of those assets. A loss due to impairment would be recognized by a charge to earnings. (See Note 14)

     Income Taxes -- The Company uses the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

     Net income per share of common stock -- Earnings per common share are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. The basic net income per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding.

     Statement of Cash Flows -- non-cash investing and financing activities -- During Fiscal 1996, concurrent with the initial public offering, there were 200,000 shares of common stock and 100,000 warrants issued upon the conversion of $750,000 of related party debt and

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

$159,000 of minority partner interest. Additionally, the Company recognized discounts of $48,586, $53,094 and $57,081 as interest expense for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively, related to non-interest bearing notes.

     Fair Value of Financial Instruments -- The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of long-term debt approximates fair value based upon quoted market information as available. As judgement is involved, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

     Comprehensive Income -- The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 requires disclosure of comprehensive income including per share amounts in addition to the existing statements of earnings. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding charges resulting from investments by owners (e.g. supplemental stock offerings) and distributions to owners (e.g. dividends). For each of the years presented, there are no items requiring separate disclosure in accordance with this statement.

     Operating Segments -- The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the first quarter of 1998. SFAS No. 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this statement and has determined that currently they operate within one segment, as defined in this statement.

     Accounting for Derivative Instruments and Hedging Activities -- SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends upon the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

     Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

2. OTHER CURRENT ASSETS

   Other current assets consist of the following:

                                       JANUARY 3,     DECEMBER 28,
                                          1999            1997
                                      ------------   -------------
   Accounts receivable ............   $  660,566     $  170,707
   Prepaid expenses ...............      616,643        400,344
   Other current assets ...........        5,432         11,640
   Pre-opening costs, net .........           --      1,081,176
                                      ----------     ----------
                                      $1,282,641     $1,663,867
                                      ==========     ==========

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                 JANUARY 3,       DECEMBER 28,
                                                                    1999              1997
                                                              ---------------   ---------------
   Leasehold improvements .................................   $ 9,415,479       $ 6,438,300
   Equipment ..............................................     8,329,204         6,312,696
   Furniture and fixtures .................................     5,341,091         2,994,259
   Land and buildings .....................................     4,228,492         1,478,512
   Signage ................................................     1,003,951           752,014
   Construction in progress ...............................       520,829           479,062
                                                              -----------       -----------
                                                               28,839,046        18,454,843
   Less accumulated depreciation and amortization .........    (6,598,791)       (4,148,705)
                                                              -----------       -----------
                                                              $22,240,255       $14,306,138
                                                              ===========       ===========

4. ACCRUED EXPENSES

   Accrued expenses consist of the following:


                                  JANUARY 3,     DECEMBER 28,
                                     1999            1997
                                 ------------   -------------
   Accrued payroll ...........   $1,195,863     $  958,376
   Accrued insurance .........      930,459        718,833
   Unearned revenue ..........      630,865        524,242
   Other .....................      675,145        679,953
                                 ----------     ----------
                                 $3,432,332     $2,881,404
                                 ==========     ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                           JANUARY 3,     DECEMBER 28,
                                                                              1999            1997
                                                                          ------------   -------------
Finance agreements, collateralized by equipment, principal and interest due monthly through April 2002, interest rates ranging
 from 6.8% - 11.0% ....................................................   $2,330,988        $343,031

$1,000,000 promissory note with a bank collateralized by real property owned by the Company. Interest is payable monthly
 based on the Wall Street Journal published prime rate minus
 0.50%. Principal is payable monthly based on a 15 year
 amortization with unpaid principal due January, 2001. The
 interest rate was 7.25% at January 3, 1999 ...........................      970,000              --

$915,000 promissory note with a bank collateralized by real
 property owned by the Company. Interest is payable monthly
 based on the Wall Street Journal published prime rate minus
 0.50%. Principal is payable monthly based on a 15 year
 amortization with unpaid principal due July, 2001. The interest
 rate was 7.25% at January 3, 1999 ....................................      901,000              --

$850,000 promissory note with a bank collateralized by equipment owned by the Company. Interest is payable monthly based on the
 Wall Street Journal published prime rate minus 0.50%. Principal payments of $14,167 payable monthly through January 2003.
 The interest rate was 7.25% at January 3, 1999 .......................      694,167              --

$447,500 promissory note with a bank collateralized by real
 property owned by the Company. Interest is payable monthly
 based on the one month LIBOR rate plus 2.25%. Principal is
 payable monthly based on a twelve year amortization with unpaid principal due November, 2001. The interest rates were 7.87%
 and 8.22%, respectively ..............................................      385,000         415,000

$453,000 promissory note with a bank collateralized by real
 property owned by the Company. Interest is payable monthly
 based on the prime rate plus 1%. Principal is payable $2,520 monthly with all unpaid principal due in September, 2001. The
 interest rates were 8.75% and 9.50%, respectively ....................      382,695         410,415

$540,000 non-interest bearing note, principal payable in variable monthly installments through December 2004, net of imputed
 interest of $97,375 and $126,403, respectively, at 11%,
 collateralized by a leasehold interest in certain property and fixed
 assets of the Company ................................................      249,119         276,186

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT--(CONTINUED)

                                                                           JANUARY 3,      DECEMBER 28,
                                                                              1999             1997
                                                                         --------------   -------------
$500,000 non-interest bearing note, principal payable in variable annual installments with a balloon payment due in the amount of
 $116,000 in 2002, net of imputed interest of $52,617 and
 $72,175, respectively, at 9%, collateralized by a leasehold interest
 in certain property and fixed assets of the Company .................        188,845         219,695
                                                                             --------         -------

                                                                            6,101,814       1,664,327

Less current portion .................................................       (912,333)       (215,235)
                                                                            ---------       ---------

                                                                           $5,189,481      $1,449,092
                                                                           ==========      ==========

     The annual maturities of debt as of January 3, 1999 are as follows:


                           1999 ...........   $  912,333
                           2000 ...........      835,647
                           2001 ...........    3,109,274
                           2002 ...........      889,762
                           2003 ...........      354,798
                                              ----------
                                              $6,101,814
                                              ==========

6. COMMITMENTS AND CONTINGENCIES

     Prior to January 1, 1995, the Company agreed to pay $520,000 and $540,000 over ten-year periods as inducements to obtain leases for certain restaurant sites. These amounts, net of interest imputed at 9% and 11%, respectively, have been recorded as prepaid rent and are being amortized over the terms of the leases.

     With the exception of four sites, the Company conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for the Company to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under these leases was $3,916,000, $3,112,000 and

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

$1,710,000 for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively, and includes contingent rent of $431,000, $365,000 and $140,000 for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively. The approximate future minimum rental payments under such operating leases as of January 3, 1999 are as follows:


                      1999 .........................   $ 3,791,000
                      2000 .........................     3,588,000
                      2001 .........................     3,171,000
                      2002 .........................     3,186,000
                      2003 .........................     2,676,000
                      Thereafter ...................     9,805,000
                                                       -----------
                                                       $26,217,000
                                                       ===========

     These leases expire at various dates through the year 2015 but contain renewal options for additional periods.

     The Company has entered into employment agreements with four officers that include salaries ranging from $121,000 to $195,000 per year for each of the officers. The employment agreements are annual and are renewed automatically on the respective anniversary dates, unless either party provides notice of intent not to renew.

     During 1996, the Company entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined ("royalty"), of each of the restaurants opened and continued to be operated by the Company at each of the six sites through the end of the initial terms of the respective leases. The base terms expire at various dates between 2003 and 2015. These restaurants were opened during December 1996 and the royalty expense related to these restaurants was $116,000, $126,000 and $4,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. During 1998, the Company paid a $12,000 royalty settlement related to the Miami restaurant which was closed in January, 1998.

     The Company is subject to legal proceedings, claims and liabilities which arose in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

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

     The Joint Venture had profits of $358,000, $350,000 and $342,000 during the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively. The Joint Venture paid the Company $157,000, $150,000 and $154,000 in management and license fees for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively.

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

     During Fiscal 1996, the minority partner agreed to convert $159,000 of amounts owed to it for 34,984 shares of the Company's common stock and warrants to purchase 17,492 shares of the Company's common stock. The conversion of the $159,000 from the minority partner represents the payment of undistributed earnings and does not affect the minority partner ownership interest. The minority partner exercised the warrants to purchase 17,492 shares of the Company's common stock during Fiscal 1997.

8. REDEEMABLE PREFERRED SHARES

     Shells, Inc. had 148,250 outstanding shares of 5% non-cumulative preferred shares ("Shells, Inc. Preferred Shares") as of December 28, 1997. The Company had agreed that it would use the proceeds received from the exercise of the Shells, Inc. Warrants (Note 9) to redeem the Shells, Inc. Preferred Shares, at a redemption price of $10.00 per share. The Company redeemed all issued and outstanding Shells Inc. Preferred Shares during Fiscal 1998.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

8. REDEEMABLE PREFERRED SHARES--(CONTINUED)

     The carrying amount of Shells, Inc. Preferred Shares was recorded at its estimated fair market value and was periodically accreted using the interest method, so that the carrying amount would equal the total redemption value as of the anticipated redemption dates. Each increase in the carrying amount of preferred shares subject to redemption was treated in the calculation of earnings per share in the same manner as preferred share dividends. Shells, Inc. Preferred Shares accretion during the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996 were $111,000 $74,000, and $117,000, respectively.

9. STOCKHOLDERS' EQUITY

     The stockholders of Shells, Inc. were granted warrants (the "Shells, Inc. Warrants") to purchase 229,904 shares of the Company's common stock at $5.50 per share pursuant to the merger into Shells Seafood Restaurants, Inc. dated December 29, 1994. Warrants to purchase approximately 226,000 shares were exercised generating proceeds, net of expenses, of approximately $1,215,000 during Fiscal 1998. The warrants were exercisable until April 22, 1998.

     On June 16, 1997, the Company gave notice to the holders of all of its outstanding publicly registered Common Stock Purchase Warrants (the "Public Warrants") that the Company would redeem the Public Warrants on July 16, 1997 (the "Redemption Date"), at a redemption price of $0.10 per Public Warrant. In addition, simultaneous with the delivery of notice to the holders of the Public Warrants, the Company gave notice of redemption to holders of warrants to purchase an additional 112,376 shares of Common Stock at an exercise price of $6.00 per share (the "Private Warrants" and together with the Public Warrants, the "Warrants"). Warrants to purchase approximately 917,000 shares were exercised generating proceeds, net of expenses, of $5,427,000 during Fiscal 1997. The Warrants were exercisable until July 16, 1997.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

10. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 are as follows:

                                                           FISCAL YEARS ENDED
                                             -----------------------------------------------
                                               JANUARY 3,      DECEMBER 28,     DECEMBER 29,
                                                  1999             1997             1996
                                             --------------   --------------   -------------
   Federal
    Current ..............................     $  571,000        $678,000         $537,000
    Deferrred ............................       (124,000)             --               --
                                               ----------        --------         --------
                                                  447,000         678,000          537,000
                                               ----------        --------         --------
   State
    Current ..............................        149,000         171,000          111,000
    Deferrred ............................       (104,000)             --               --
                                               ----------        --------         --------
                                                   45,000         171,000          111,000
                                               ----------        --------         --------
   Tax asset valuation allowance .........       (650,000)             --               --
                                               ----------        --------         --------
                                               $ (158,000)       $849,000         $648,000
                                               ==========        ========         ========

     The Company's effective tax rate is composed of the following for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively:

                                                                     FISCAL YEARS ENDED
                                                        ---------------------------------------------
                                                         JANUARY 3,     DECEMBER 28,     DECEMBER 29,
                                                            1999            1997             1996
                                                        ------------   --------------   -------------
   Federal statutory rate ...........................        34.0%           34.0%           34.0%
   State income tax, net of federal benefit .........         2.2             4.5             3.6
   FICA tip credits .................................       (14.7)           (7.7)           (5.3)
   Goodwill amortization ............................         5.1             2.8             3.3
   Valuation allowance adjustment ...................       (47.6)           (5.3)           (3.0)
   Provision for asset impairment ...................        15.4              --              --
   Other ............................................       ( 6.0)            5.7            (1.6)
                                                            -----            ----            ----
                                                            (11.6)%          34.0%           31.0%
                                                            =====            ====            ====

     As of January 3, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,902,000 which expire between Fiscal 2006 and Fiscal 2009. The Company also had approximately $395,000 of general business credit carryforwards which expire by 2013. The Company had an ownership change in both Fiscal 1994 and Fiscal 1996 as defined by Internal Revenue Code Section 382, which limits the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $25,000 per year. Any portion of the $25,000 amount not utilized in

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

10. INCOME TAXES--(CONTINUED)

any year will carry forward to the following year subject to the 15 year limitation on carryforward of net operating losses and credits. All of the Company's net operating loss carryforwards and approximately $71,000 of credits are subject to the annual limitation. For financial reporting purposes, a valuation allowance of $827,000 as of January 3, 1999 has been recognized to offset the deferred tax assets.

     During Fiscal 1998, the deferred tax asset valuation allowance was reduced by $650,000, based primarily upon estimates of future taxable income. Although realization is not assured, management believes that the net deferred tax asset represents management's best estimate, based upon the weight of available evidence as prescribed in SFAS No. 109, of the amount which is more likely than not to be realized. If such evidence were to change, based upon near-term operating results and longer-term projections, the amount of the valuation allowance recorded against the gross deferred tax asset may be increased or decreased. Also, if certain substantial changes in the Company's ownership should occur, there could be a further limitation on the amount of loss carryforwards or tax credits which could be utilized.

     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                JANUARY 3, 1999
                                                  -------------------------------------------
                                                    CURRENT     NON-CURRENT         TOTAL
                                                  ----------   -------------   --------------
   Pre-opening costs and other assets .........   $    --      $  68,000         $   68,000
   Accrued liabilities ........................   415,000        248,000            663,000
   Net operating loss carryforwards ...........        --        749,000            749,000
   General business credits ...................   395,000             --            395,000
                                                  -------      ---------         ----------
                                                  810,000      1,065,000          1,875,000
   Valuation allowance ........................                                    (827,000)
                                                                                 ----------
                                                                                 $1,048,000
                                                                                 ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

10. INCOME TAXES--(CONTINUED)

                                                               DECEMBER 28, 1997
                                                  -------------------------------------------
                                                    CURRENT     NON-CURRENT         TOTAL
                                                  ----------   -------------   --------------
   Pre-opening costs and other assets .........   $    --       $ (582,000)    $ (582,000)
   Accrued liabilities ........................   404,000          497,000        901,000
   Net operating loss carryforwards ...........        --          752,000        752,000
   General business credits ...................        --          290,000        290,000
                                                  -------       ----------     ----------
                                                  404,000          957,000      1,361,000
   Valuation allowance ........................                                (1,361,000)
                                                                               ----------
                                                                               $       --
                                                                               ==========

                                                               DECEMBER 29, 1996
                                                  -------------------------------------------
                                                    CURRENT     NON-CURRENT         TOTAL
                                                  ----------   -------------   --------------
   Pre-opening costs and other assets .........   $    --      $(203,000)      $ (203,000)
   Accrued liabilities ........................   289,000        360,000          649,000
   Net operating loss carryforwards ...........        --        788,000          788,000
   General business credits ...................        --        261,000          261,000
                                                  -------      ---------       ----------
                                                  289,000      1,206,000        1,495,000
   Valuation allowance ........................                                (1,495,000)
                                                                               ----------
                                                                               $       --
                                                                               ==========

11. RELATED PARTY TRANSACTIONS

     On October 16, 1995, a $750,000 loan (the "1995 Loan") was provided to the Company, consisting of $650,000 from various persons including the Company's Chairman and $100,000 from an unrelated third party, (the "1995 Lenders"). This loan bore interest at 12% and was payable on the earlier of March 30, 1996 or at the time of the Offering. In addition, the loan agreement provided for the granting of warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $3.50 per share. In connection with the Offering, the 1995 Lenders agreed to convert the $750,000 owed to them into 165,016 shares of the Company's common stock and warrants to purchase 82,508 shares of the Company's common stock (the "Debt Conversion"). The amounts owed were converted into stock and warrants at $4.50 per share and $0.09 per warrant which represents the Offering price per share and per warrant, net of underwriters discount. In connection with the Debt Conversion, the 1995 Lenders were granted an option (the "Adler option") which gave the 1995 Lenders the right to purchase an aggregate of up to 24,752 unregistered shares of common stock and warrants to purchase up to 12,376 shares of the Company's common stock at a purchase price of $4.50 per share and $0.09 per warrant, respectively, simultaneously with and in the same proportion to which the underwriter exercised its over-allotment option. The Debt Conversion was completed

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

11. RELATED PARTY TRANSACTIONS--(CONTINUED)

concurrently with the Offering, and the Adler option was exercised concurrently with the underwriter's over-allotment option. The warrants to purchase common stock related to both the Debt Conversion and the Adler option were exercised during Fiscal 1997.

     Effective February 1, 1996, the 1995 Loan and a $1,000,000 loan which originated in Fiscal 1993 were extended from February 29, 1996 to May 15, 1996 and effective with the consummation of the Offering, the two $500,000 loans originated in 1994 were extended from May 15, 1996, to a date 18 months following the consummation of the Offering (October 23, 1997). As consideration for these extensions, the Company issued warrants to purchase 150,000 shares of common stock at a price of $3.50 per share. The Company recognized $112,500 in compensatory expense during Fiscal 1996 related to the issuance of these warrants.

     The Company manages three restaurants pursuant to a management and license agreement which became effective July 1993. These entities are deemed to be related parties based on the Company's ability to influence the management and operating policies of the managed restaurants. The Company provides management services and licenses the Company's proprietary information required to operate the restaurant for a management fee of 4% of restaurant sales. The management agreements outline the respective owners ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories and working capital. A fourth restaurant is operated by the Company, for a management fee of 4%, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by the Company for Shells restaurants. The management fees paid under these agreements were approximately $415,000, $398,000 and $388,000 for each of the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively.

     The Company has also entered into option agreements with three of the licensees, effective July 1993, which were amended in August 1995, documenting the terms by which the Company can acquire the restaurants assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of the Company's common stock at the prevailing market price. The option is exercisable by either party upon the Company averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates.

12. STOCK COMPENSATION PLAN

     On September 11, 1995, the Company's Board of Directors approved two employee stock option plans. The options generally vest over three years, one third annually on the

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

12. STOCK COMPENSATION PLAN--(CONTINUED)

anniversary date of the grant and, under both plans, have a maximum term of ten years. The weighted average remaining contractual life for the options outstanding at January 3, 1999 for both plans is approximately seven years. The 1995 Employee Stock Option Plan provided for the issuance of options to purchase a total of 240,000 shares which, effective May 20, 1997, was increased to 340,000 shares. The 1996 Employee Stock Option Plan provided for the issuance of options to purchase a total of 101,000 shares.

     As of January 3, 1999, options to purchase 326,126 shares had been granted with 165,751 exercisable. There were 10,333 shares purchased through the exercise of these options through 1998. The exercise prices of the outstanding options ranged from $5.00 to $5.75. Effective November 3, 1998, 62,000 options were reissued at the market price on that date, $5.75, for certain option holders who were previously issued options at market prices above $5.75.

     On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan authorized a total of 100,000 shares to be reserved for issuance under this director's compensation plan. The Company granted options to purchase 35,000 and 10,000 during Fiscal 1998 and Fiscal 1997, respectively, at the market price on the date of grant, 12,000 of which were exercisable as of January 3, 1999. Certain of the 35,000 options granted in 1998, as well as the repricing of certain of the 45,000 options granted, are contingent upon stockholder approval of the issuance.

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans; accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share applicable to common stock on a pro forma basis would have been as follows for Fiscal 1998, Fiscal 1997 and Fiscal 1996:

                                                           1998             1997             1996
                                                      -------------   ---------------   -------------
   Net income applicable to common stock ..........     $ 580,851       $ 1,530,540       $ 945,542
   Basic net income per share .....................     $    0.14       $      0.41       $    0.35
   Diluted net income per share ...................     $    0.13       $      0.32       $    0.29

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

12. STOCK COMPENSATION PLAN--(CONTINUED)

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants: ( i) no dividend yield; (ii) expected volatility of 44%, 54% and 35% for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively; (iii) a risk-free interest rate of 5.3%, 5.5% and 6.4% for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively;
(iv) an estimated option life of three and a half years. The results reported above may vary depending on the assumptions applied within the model.

     Option activity is summarized below:

                                                                                  WEIGHTED
                                                 NUMBER OF         OPTION         AVERAGE
                                                   SHARES           PRICE          PRICE
                                                -----------   ----------------   ---------
   Outstanding at December 31, 1995 .........     159,960      $         5.00     $  5.00
    Granted .................................     101,000           5.00-5.75        5.15
    Exercised ...............................          --                  --          --
    Cancelled ...............................      (2,000)               5.00        5.00
                                                  -------

   Outstanding at December 29, 1996 .........     258,960           5.00-5.75        5.05
    Granted .................................      45,000           5.75-9.50        7.76
    Exercised ...............................      (9,332)          5.00-6.63        5.06
    Cancelled ...............................      (1,667)               5.00        5.00
                                                  -------

   Outstanding at December 28, 1997 .........     292,961           5.00-9.50        5.41
    Granted .................................      87,500          3.50-11.00        5.81
    Exercised ...............................      (1,001)               5.00        5.00
    Cancelled ...............................     (18,667)         5.00-11.25        8.04
                                                  -------

   Outstanding at January 3, 1999 ...........     360,793      $  5.00-$11.00     $  5.50
                                                  =======

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

13. EARNINGS PER SHARE

     The following table represents the computation of basic and diluted earnings per share of common stock as required by SFAS No. 128:

                                                                    FISCAL YEARS ENDED
                                                       ---------------------------------------------
                                                        JANUARY 3,     DECEMBER 28,     DECEMBER 29,
                                                           1999            1997             1996
                                                       ------------   --------------   -------------
   Net Income ......................................   $ 831,117        $1,649,527      $1,443,965
   Preferred shares accretion ......................    (110,644)          (74,000)       (117,000)
                                                       ----------       ----------      ----------
   Net income applicable to common stock ...........   $ 720,473        $1,575,527      $1,326,965
                                                       ==========       ==========      ==========
   Weighted common shares outstanding ..............   4,447,881         3,726,949       2,729,417
   Basic net income per share of common stock ......   $    0.16        $     0.42      $     0.49

   Effect of dilutive securities:
   Warrants ........................................     481,428           897,103         529,631
   Stock options ...................................      28,743           126,568          53,603
                                                       ----------       ----------      ----------
   Diluted weighted common shares outstanding ......   4,958,052         4,750,620       3,312,651
                                                       ----------       ----------      ----------
   Diluted net income per share of common stock.....   $    0.15        $     0.33      $     0.40
                                                       ==========       ==========      ==========

     Diluted earnings per common share excludes anti-dilutive stock options and warrants of 90,000, 15,500, and 61,000 during 1998, 1997 and 1996, respectively.

14. PROVISION FOR IMPAIRMENT OF ASSETS

     In the fourth quarter of 1998, the Company recorded a provision of $620,000 for the write-down of certain impaired assets related to one restaurant.

     In accordance with SFAS No. 121, the Company identified certain long-lived assets as impaired. The impairment was recognized when the future undiscounted cash flows of certain assets were estimated to be less than the assets' related carrying value. As such, the carrying values were written down to the Company's estimates of fair value based on the best information available making whatever estimates, judgments, and projections were deemed necessary.

15. ADOPTION OF STATEMENT OF POSITION 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES"

     The Company chose early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of the Company's current fiscal year.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

15. ADOPTION OF STATEMENT OF POSITION 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES--(CONTINUED)"

As a result of the adoption, the Company has begun to report pre-opening costs as incurred and not through amortization expense over the subsequent 12 month period as was done historically. The cumulative effect of the change in accounting which totaled $692,000 net of income tax benefits or $0.14 per share diluted, was recorded as a one-time charge in the Company's results of operations.

16. DEFINED CONTRIBUTION PLAN

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

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents the selected quarterly financial data for the periods indicated (in thousands except per share data). The quarterly data has been restated to reflect the early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)--(CONTINUED)

made effective as of the beginning of the Company's 1998 fiscal year. The quarterly results for Fiscal 1998 reflect the restatement of previously issued quarterly results to reflect the change in accounting standard:

                                                                          QUARTER ENDED
                                           ----------------------------------------------------------------------------
                                            MARCH 29, 1998     JUNE 28, 1998     SEPTEMBER 27, 1998     JANUARY 3, 1999
                                           ----------------   ---------------   --------------------   ----------------
 Revenues ..............................       $21,478           $ 21,812             $ 19,844             $ 21,015
 Income (loss) from operations .........         2,109              1,682                  375               (2,263)
 Income (loss) before benefit
  (provision) for income taxes .........         2,009              1,530                  271               (2,445)
 Cumulative effect of change in
  accounting for pre-opening
  costs, net of income tax
  benefit ..............................          (692)                --                   --                   --
 Net income (loss) .....................           594                979                  173                 (915)
 Net income (loss) applicable to
  common stock .........................           579                883                  173                 (915)
 Basic net income (loss)
  per share ............................       $  0.14           $   0.20             $   0.04             $  (0.21)
 Diluted net income (loss)
  per share ............................       $  0.12           $   0.17             $   0.03             $  (0.21)

                                                                           QUARTER ENDED
                                           ------------------------------------------------------------------------------
                                            MARCH 30, 1997     JUNE 29, 1997     SEPTEMBER 28, 1997     DECEMBER 28, 1997
                                           ----------------   ---------------   --------------------   ------------------
Revenues ...............................       $ 16,976          $ 16,492             $ 16,596              $15,248
Income (loss) from operations ..........          1,523             1,241                  695                 (594)
Income (loss) before benefit
  (provision) for income taxes .........          1,392             1,145                  669                 (707)
Net income (loss) ......................            919               755                  442                 (466)
Net income (loss) applicable to
  common stock .........................            900               737                  423                 (484)
Basic net income (loss)
  per share ............................       $   0.27          $   0.22             $   0.10              $ (0.11)
Diluted net income (loss)
  per share ............................       $   0.21          $   0.17             $   0.08              $ (0.11)

     The total of quarterly earnings per share do not equal the annual amount as earnings per share is calculated independently for each quarter. The fourth quarters of 1998 and 1997 reflect basic earnings per share, as the diluted calculation was anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Proposal -- Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

     (a) Financial Statements

     (1) and (2) See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

     (3) Exhibits

       Exhibits Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 are management contracts, compensatory plans or arrangements.


 EXHIBIT
   NO.                                             DESCRIPTION
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

10.1       Employment Agreement, dated September 1, 1995, between William E. Hattaway and Shells
           Seafood Restaurants, Inc.*

10.2       Employment Agreement, dated September 2, 1993, between Frank C. Roehl, III and Shells
           Seafood Restaurants, Inc.*

10.3       Employment Agreement, dated October 11, 1993, between John R. Ritchey and Shells
           Seafood Restaurants, Inc.*

10.4       Employment Agreement, dated May 18, 1993, between Warren R. Nelson and Shells
           Seafood Restaurants, Inc.*

10.5       1996 Employee Stock Option Plan.*

10.6       1995 Employee Stock Option Plan.*

10.7       1996 Stock Option Plan for Non-Employee Directors*

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

10.13      Registration Rights Agreement, effective as of December 29, 1994, by and among Frederick
           R. Adler, The MicroCap Fund, Inc. and Shells Seafood Restaurants, Inc.*

10.14      Warrant Agreement, dated December 29, 1994, relating to Warrants to purchase 20,000 shares of Class A Preferred Stock, adopted by the Board of Directors of Shells Seafood
           Restaurants, Inc.*

10.15      Note and Warrant Purchase Agreement among Shells Seafood Restaurants, Inc., and
           Frederick R. Adler, as nominee, dated as of September 19, 1995.*

10.16      Warrant Agreement, dated as of September 19, 1995, relating to Warrants to purchase
           200,000 shares of Common Stock, adopted by the Board of Directors, of Shell Seafood
           Restaurants, Inc.*


 EXHIBIT
   NO.                                             DESCRIPTION
--------                                           -----------
10.17        Distributor Agreement, dated February 17, 1997, between U.S. Foodservice and Shells
             Seafood Restaurants, Inc.*

10.18        Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH
             Investments, Inc.*

10.19        First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc.*

10.20        Promissory Note in the initial principal amount of $400,000, dated March 8, 1994, by Shells
             Seafood Restaurants, Inc. for the benefit of WLH Investments, Inc.*

10.21        Management and License Agreement, dated March 1, 1994, between Shells of Melbourne
             Joint Venture and Shells Seafood Restaurants, Inc.*

10.22        Management and License Agreement dated July 29, 1993, between Shells of Carrollwood
             Village, Inc. and Shells Seafood Restaurants, Inc., as amended.*

10.23        Management and License Agreement, dated July 28, 1993, between Shells of North Tampa,
             Inc. and Shells Seafood Restaurants, Inc., as amended.*

10.24        Management and License Agreement, dated July 29, 1993, between Shells of Sarasota
             South, Inc. and Shells Seafood Restaurants, Inc., as amended.*

10.25        Amended Option Agreement dated August 10, 1995 between Shells Seafood Restaurants,
             Inc. and Shells of Carrollwood Village, Inc.*

10.26        Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants,
             Inc. and Shells of North Tampa, Inc.*

10.27        Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood
             Restaurants, Inc. and Shells of Sarasota South, Inc.*

10.28        Agreement for Consulting and Management Services and Licensing of Service Marks, dated
             October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the Stipulation of Settlement dated December 2, 1994.*

10.29        Asset Purchase Agreement, dated September 30, 1994 between Shells of St. Petersburg
             Beach, Inc. and the Bleckley Corporation.*

10.30        Assignment Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc.
             and the Bleckley Corporation.*

10.31        Promissory Note in the initial principal amount of $540,000, dated September 30, 1994 by
             Shells of St. Pete Beach, Inc. for the benefit of the Bleckley Corporation.*

10.32        Continuing and Unconditional Guaranty by Shells Seafood Restaurants, Inc. for the benefit of the Bleckley Corporation.*

10.33        Security Agreement, dated September 30, 1995 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation.*

10.34        Assignment Agreement, dated November 1, 1993 between Shells of Countryside Square,
             Inc. and Clearwater Food Service, Inc.*

10.35        Promissory Note in the initial principal amount of $500,000, dated November 1, 1993 by
             Shells of Countryside Square, Inc. for the benefit of Clearwater Food Service, Inc.*

10.36        Form of Directors Indemnification Agreement.*

10.37        Form of Amended and Restated Common Stock Warrant Agreement, effective as of
             February 1, 1996.*


 EXHIBIT
   NO.                                             DESCRIPTION
--------                                           -----------
10.38        Promissory Note in the principal amount of $453,000, dated September 4, 1996 by Shells
             Seafood Restaurants, Inc. for the benefit of Huntington National Bank of Florida.**

10.39        Line of Credit for $2,000,000 dated July 18, 1996 by Shells Seafood Restaurants, Inc. for the
             benefit of First Union National Bank of Florida.**

10.40        Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida LP**

10.41        Equipment lease agreement between Captec and Shells Seafood Restaurants, Inc. **

10.42        Loan agreement, dated January 15, 1998, between Shells Seafood Restaurants, Inc. and
             Manufacturers Bank of Florida, in the initial principal amount of $850,000.**

10.43        Loan agreement, dated February 3, 1998, between Shells Seafood Restaurants, Inc. and
             Manufacturers Bank of Florida, in the initial principal amount of $1,000,000.**

10.44        Purchase and Sale agreement, dated October 22, 1997, between Shells Seafood
             Restaurants, Inc. and Vicorp Restaurants, Inc.

10.45        First amendment to the Purchase and Sale agreement, dated October 22, 1997, between
             Shells Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.

10.46        Second amendment to the Purchase and Sale agreement, dated October 22, 1997, between
             Shells Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.

10.47        Asset Purchase and Sale agreement between Shells Seafood Restaurants, Inc. and Chi-
             Chi's, Inc. dated March 12, 1998

10.48        First amendment to the Asset Purchase and Sale agreement between Shells Seafood
             Restaurants, Inc. and Chi-Chi's, Inc.

10.49        Second amendment to the Asset Purchase and Sale agreement between Shells Seafood
             Restaurants, Inc. and Chi-Chi's, Inc.

10.50        Third amendment to the Asset Purchase and Sale agreement between Shells Seafood
             Restaurants, Inc. and Chi-Chi's, Inc.

10.51        Promissory Note, dated July 1, 1998, between Shells Seafood Restaurants, Inc. and
             Manufacturers Bank of Florida, in the initial principal amount of $915,000.

  11         Computation of Per Share Earnings.

  21         Subsidiaries of the Registrant.*

  27         Financial Data Schedule.

----------------
 * Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-1600).
** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Form 10-K.

   (b) Reports on Form 8-K

       None.


   (c) Exhibits

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SHELLS SEAFOOD RESTAURANTS, INC.


                                 BY: /s/ WILLIAM E. HATTAWAY
                                    --------------------------------------------
                                     William E. Hattaway
                                     President


Dated: March 19, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        NAME AND SIGNATURE                       TITLE                    DATE
        ------------------                       -----                    ----
/s/  WILLIAM E. HATTAWAY             President and Director         March 19, 1999
---------------------------------
     William E. Hattaway

/s/  WARREN R. NELSON                Vice President of Finance,     March 19, 1999
---------------------------------    Chief Financial Officer,
     Warren R. Nelson                Treasurer and Secretary

/s/  FREDERICK R. ADLER              Chairman of the Board          March 19, 1999
---------------------------------
     Frederick R. Adler

/s/  PHILIP R. CHAPMAN               Director                       March 19, 1999
---------------------------------
     Philip R. Chapman

/s/  CHRISTOPHER D. ILLICK           Director                       March 19, 1999
---------------------------------
     Christopher D. Illick

/s/  RICHARD A. MANDELL              Director                       March 19, 1999
---------------------------------
     Richard A. Mandell

/s/  KAMAL MUSTAFA                   Director                       March 19, 1999
---------------------------------
     Kamal Mustafa

/s/  JAY S. NICKSE                   Director                       March 19, 1999
---------------------------------
     Jay S. Nickse

/s/  EDWIN F. RUSSO                  Director                       March 19, 1999
---------------------------------
     Edwin F. Russo

                                 EXHIBIT INDEX

EXHIBIT
   NO.    DESCRIPTION
-------   -----------
10.44        Purchase and Sale agreement, dated October 22, 1997, between Shells Seafood
             Restaurants, Inc. and Vicorp Restaurants, Inc.

10.45        First amendment to the Purchase and Sale agreement, dated October 22, 1997, between
             Shells Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.

10.46        Second amendment to the Purchase and Sale agreement, dated October 22, 1997, between
             Shells Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.

10.47        Asset Purchase and Sale agreement between Shells Seafood Restaurants, Inc. and Chi-
             Chi's, Inc. dated March 12, 1998

10.48        First amendment to the Asset Purchase and Sale agreement between Shells Seafood
             Restaurants, Inc. and Chi-Chi's, Inc.

11           Computation of Per Share Earnings.

27           Financial Data Schedule.