Form 10-K/A
period 1999-01-03
SHELLS SEAFOOD RESTAURANTS INC
filed 1999-04-12
CIK 935066

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

10.44        Purchase and Sale agreement, dated October 22, 1997, between Shells Seafood
             Restaurants, Inc. and Vicorp Restaurants, Inc.***

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

10.47        Asset Purchase and Sale agreement between Shells Seafood Restaurants, Inc. and Chi-
             Chi's, Inc. dated March 12, 1998

10.48        First amendment to the Asset Purchase and Sale agreement between Shells Seafood
             Restaurants, Inc. and Chi-Chi's, Inc.

10.49        Second amendment to the Asset Purchase and Sale agreement between Shells Seafood
             Restaurants, Inc. and Chi-Chi's, Inc.***

10.50        Third amendment to the Asset Purchase and Sale agreement between Shells Seafood
             Restaurants, Inc. and Chi-Chi's, Inc.***

10.51        Promissory Note, dated July 1, 1998, between Shells Seafood Restaurants, Inc. and
             Manufacturers Bank of Florida, in the initial principal amount of $915,000.***

  11         Computation of Per Share Earnings.

  21         Subsidiaries of the Registrant.*

  27         Financial Data Schedule.

----------------
 * Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-1600).
** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Form 10-K.
*** Filed herewith Amendment No. 1.

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
