Form 10-Q
period 1999-04-04
SHELLS SEAFOOD RESTAURANTS INC
filed 1999-05-18
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q
      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

      __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  __________ TO __________

                           COMMISSION FILE NO. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         65-0427966
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (IRS) Employer Identification Number
 Incorporation or organization)

           16313 NORTH DALE MABRY HIGHWAY, SUITE 100, TAMPA, FL 33618
          -------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (813) 961-0944
                                 ---------------
              (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                      --- ---

        CLASS                                       OUTSTANDING AT MAY 11, 1999
        -----                                       ---------------------------
Common stock, $.01 Par value                                 4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX

Part I - Financial Information                                       Page Number

      Item 1 - Financial Statements

            Consolidated Balance Sheets as of April 4, 1999 (Unaudited)
                  and January 3, 1999                                     3

            Consolidated Statements of Income (Unaudited) for the
                  13 weeks Ended April 4, 1999 and March 29, 1998         4

            Consolidated Statements of Cash Flows (Unaudited) for
                  the 13 weeks Ended April 4, 1999 and March 29, 1998     5

            Notes to Consolidated Financial Statements - (Unaudited)      6-7

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8-11

Part Ii - Other Information                                               12

Signatures                                                                13

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        APRIL 4, 1999   JANUARY 3, 1999
                                                        -------------   ---------------
ASSETS
Cash                                                      $ 4,530,283      $ 4,723,121
Inventories                                                 1,056,536          954,066
Other current assets                                        1,688,304        1,282,641
Receivables from related parties                              129,450           35,261
Deferred tax asset, net                                        94,551          110,551
                                                          -----------      -----------
     Total current assets                                   7,499,124        7,105,640
Property and equipment, net                                22,320,581       22,240,255
Prepaid rent                                                  602,800          622,368
Other assets                                                  503,968          690,571
Goodwill                                                    3,247,642        3,299,191
Deferred tax asset, net                                       937,449          937,449
                                                          -----------      -----------
TOTAL ASSETS                                              $35,111,564      $34,895,474
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                          $ 4,937,652      $ 6,318,544
Accrued expenses                                            3,864,689        3,432,332
Sales tax payable                                             723,153          489,688
Income taxes payable                                          329,903             --
Current portion of long-term debt                             914,872          912,333
                                                          -----------      -----------
     Total current liabilities                             10,770,269       11,152,897
Deferred rent                                               1,674,638        1,574,092
Long-term debt, less current portion                        4,954,833        5,189,481
                                                          -----------      -----------
     Total liabilities                                     17,399,740       17,916,470

Minority partner interest                                     453,337          519,257
                                                          -----------      -----------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                --               --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding           44,540           44,540
Additional paid-in-capital                                 14,161,010       14,161,010
Retained earnings                                           3,052,937        2,254,197
                                                          -----------      -----------
     Total stockholders'  equity                           17,258,487       16,459,747
                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $35,111,564      $34,895,474
                                                          ===========      ===========


 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 13 WEEKS ENDED
                                                         -------------------------------
                                                         APRIL 4, 1999    MARCH 29, 1998
                                                         -------------    --------------
REVENUES:                                               $ 26,618,667       $ 21,478,175
---------                                               ------------       ------------

COST AND EXPENSES:
  Cost of revenues                                         9,254,340          7,124,584
  Labor and other related expenses                         7,581,150          5,860,608
  Other restaurant operating expenses                      5,449,543          3,961,218
  General and administrative expenses                      1,789,992          1,527,395
  Depreciation and amortization                              786,545            561,912
  Pre-opening expenses                                       214,864            333,593
                                                        ------------       ------------
                                                          25,076,434         19,369,310
                                                        ------------       ------------

INCOME FROM OPERATIONS                                     1,542,233          2,108,865
                                                        ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (225,106)          (101,736)
  Interest income                                             38,416             70,144
  Other expense, net                                         (29,466)            (9,424)
                                                        ------------       ------------
                                                            (216,156)           (41,016)
                                                        ------------       ------------
INCOME BEFORE ELIMINATION OF MINORITY
     PARTNER INTEREST AND INCOME TAXES                     1,326,077          2,067,849

ELIMINATION OF MINORITY PARTNER INTEREST                     (63,337)           (59,231)
                                                        ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                   1,262,740          2,008,618

PROVISION FOR INCOME TAXES                                  (464,000)          (723,000)
                                                        ------------       ------------

INCOME BEFORE THE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE                     798,740          1,285,618

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     PRINCIPLE, NET OF INCOME TAX BENEFIT                       --             (692,000)
                                                        ------------       ------------

NET INCOME                                                   798,740            593,618

PREFERRED SHARES ACCRETION                                      --              (14,500)
                                                        ------------       ------------

NET INCOME APPLICABLE TO COMMON STOCK                   $    798,740       $    579,118
                                                        ============       ============

BASIC NET INCOME PER SHARE OF COMMON STOCK
     BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE      $       0.18       $       0.30

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     --                (0.16)
                                                        ------------       ------------

BASIC NET INCOME PER SHARE OF COMMON STOCK              $       0.18       $       0.14
                                                        ------------       ------------

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING                              4,454,015          4,229,480
                                                        ============       ============

DILUTED NET INCOME PER SHARE OF COMMON STOCK
     BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE      $       0.17       $       0.26

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     --                (0.14)
                                                        ------------       ------------

DILUTED NET INCOME PER SHARE OF COMMON STOCK            $       0.17       $       0.12
                                                        ============       ============

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING                              4,602,738          4,943,225
                                                        ============       ============


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  13 WEEKS ENDED
                                                                          --------------------------------
                                                                          April 4, 1999     March 29, 1998
                                                                          -------------     --------------
OPERATING ACTIVITIES:
      Net income                                                           $   798,740       $   593,618
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                                            786,545           561,912
      Cumulative effect of accounting change                                      --             692,000
      Minority partner interest                                                (65,920)          (64,816)
      Changes in assets and liabilities:
        Increase in inventories                                               (102,470)          (13,002)
        (Increase) decrease in receivables from related parties                (94,189)           88,930
        Increase in other assets                                              (219,060)          (20,901)
        Decrease in prepaid rent                                                19,568            12,600
        Decrease in deferred tax asset                                          16,000              --
        Decrease in accounts payable                                        (1,380,892)       (1,157,799)
        Increase in accrued expenses                                           432,357           232,442
        Increase in sales tax payable                                          233,465           168,484
        Increase in income taxes payable                                       329,903           263,920
        Increase in deferred rent                                              100,546            48,587
                                                                           -----------       -----------
      Total adjustments                                                         55,853           812,357
                                                                           -----------       -----------
      Net cash provided by operating activities                                854,593         1,405,975
                                                                           -----------       -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                      (815,322)       (3,740,678)
                                                                           -----------       -----------
      Net cash used in investing activities                                   (815,322)       (3,740,678)
                                                                           -----------       -----------

FINANCING ACTIVITIES:
      Proceeds from debt financing                                                --           1,850,000
      Repayment of debt                                                       (232,109)          (89,824)
      Proceeds from the exercise of warrants to purchase common stock             --             161,101
                                                                           -----------       -----------
      Net cash (used in) provided by financing activities                     (232,109)        1,921,277
                                                                           -----------       -----------
      Net decrease in cash                                                    (192,838)         (413,426)
CASH AT BEGINNING OF PERIOD                                                  4,723,121         5,314,771
                                                                           -----------       -----------

CASH AT END OF PERIOD                                                      $ 4,530,283       $ 4,901,345
                                                                           ===========       ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                               $   183,106       $   104,726
      Cash paid for income taxes                                           $     7,500       $    70,000


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

The financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended January 3, 1999 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.

2.    PRE-OPENING COSTS

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP98-5") entitled "Reporting on the Costs of Start-up Activities." The SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company has elected early adoption of the accounting standard retroactive to the beginning of fiscal 1998. The cumulative effect of this change in accounting principle was $692,000, net of income taxes.

3.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

                                                         13 WEEKS ENDED
                                                 -------------------------------
                                                 April 4, 1999    March 29, 1998
                                                 -------------    --------------
Net Income                                        $   798,840      $   593,618
Preferred share accretion                                --            (14,500)
                                                  -----------      -----------
Net income applicable to common stock             $   798,840      $   579,118
                                                  ===========      ===========

Weighted common shares outstanding                  4,454,015        4,229,480
Basic net income per share of common stock        $      0.18      $      0.14
Effect of dilutive securities:
Warrants                                              148,298          606,560
Stock options                                             425          107,185
                                                  -----------      -----------
Diluted weighted common shares outstanding          4,602,738        4,943,225
                                                  -----------      -----------
Diluted net income per share of common stock      $      0.17      $      0.12
                                                  -----------      -----------

The earnings per share calculations excluded 604,460 options and warrants and 89,000 options and warrants during the first quarter of 1999 and 1998, respectively, as they were anti-dilutive.

4.    NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2000. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues.

                                                                13 WEEKS ENDED
                                                      ------------------------------------
                                                       April 4, 1999        March 29, 1998
                                                      ----------------      --------------
REVENUES:                                                   100.0%              100.0%
                                                            -----               -----

COST AND EXPENSES:
  Cost of revenues                                           34.8%               33.2%
  Labor and other related expenses                           28.5%               27.3%
  Other restaurant operating expenses                        20.5%               18.4%
                                                            -----               -----
  Total restaurant costs and expenses                        83.8%               78.9%
                                                            -----               -----

  General and administrative expenses                         6.7%                7.1%
  Depreciation and amortization                               3.0%                2.6%
  Pre-opening expenses                                        0.8%                1.6%
Income from operations                                        5.8%                9.8%

Interest expense, net                                        -0.8%               -0.1%
Other expense, net                                           -0.1%                0.0%
Elimination of minority partner interest                     -0.2%               -0.3%
                                                            -----               -----
Income before provision for taxes                             4.7%                9.4%
Provision for income taxes                                   -1.7%               -3.4%
Cumulative effect of a change in accounting
        principle, net of income tax benefit                  0.0%               -3.2%
                                                            -----               -----
Net income                                                    3.0%                2.8%
                                                            =====               =====

13 WEEKS ENDED APRIL 4, 1999 AND MARCH 29, 1998

REVENUES. Total revenues for the 13 weeks ended April 4, 1999 were $26,619,000 as compared to $21,478,000 for the 13 weeks ended March 29, 1998. The $5,141,000, or 23.9% increase in revenues was due to the opening of eight new restaurants in 1998 subsequent to the first quarter of 1998, one new restaurant opening in the first quarter of 1999, and a 3.3% increase in same store sales.

COST OF REVENUES. The cost of revenues increased to 34.8% for the first quarter of 1999 from 33.2% for the first quarter of 1998. This increase was due to the addition of free bread service and the effect of combination platters that were added to the menu in January 1999 to enhance value.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses increased to 28.5% during the first quarter of 1999 as compared to 27.3% for the first quarter of 1998. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants caused by lower unit sales volumes as compared to its Florida restaurants, coupled with higher hourly wage rates and management salaries.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased to 20.5% for the first quarter of 1999 as compared with 18.4% for the first quarter of 1998. The increase was due to increased advertising expenses in certain markets where the Company had not achieved media efficiencies as well as higher expenses as a percentage of sales in the Midwest restaurants due to lower unit sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to 6.7% for the first quarter of 1999 as compared with 7.1% for the first quarter of 1998. The improvement was due to economies of scale achieved through increased chain-wide sales volumes.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to 3.0% for the first quarter of 1999 from 2.6% in the first quarter of 1998. The increase was primarily due to new restaurant development in 1998 including the depreciation of higher build-out costs of the Midwest restaurants as compared to many of the Florida restaurants.

PRE-OPENING EXPENSES. Pre-opening expenses decreased to 0.8% of revenues from 1.6% of revenues for the first quarter of 1999 and 1998, respectively. The decrease was due to one restaurant opening in the first quarter of 1999 as compared with two in the first quarter of 1998.

INTEREST EXPENSES, NET. The interest expense net increased to 0.8% for the first quarter of 1999 from 0.1% for the same quarter in 1998. The increase was due to mortgage financing of two properties acquired in 1998, finance charges relating to equipment from 1998 new restaurant openings and finance charges relating to the Company's forward purchases of inventory holdings by U.S. Foodservice.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. The Company recognized a $1,081,000 pre-tax charge, $692,000 net of income taxes, relating to the write-off of pre-opening costs. This change resulted from the early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of the Company's 1998 fiscal year. Since the Company has amortized pre-opening costs over a one-year period following the opening of its restaurants, the impact of the accounting change is not expected to materially affect the Company's future net operating results, although the quarterly fluctuations may be magnified based upon the timing of restaurant openings.

PROVISION FOR INCOME TAXES. A provision for income taxes of $464,000 was recognized for the first quarter of 1999 as compared to $723,000 during the same quarter in 1998. The decrease was directly attributable to lower income before taxes as a 36% effective rate was used for both periods.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations decreased $567,000 to $1,542,000 for the first quarter of 1999 from $2,109,000 for the first quarter of 1998. The Company's net income before the cumulative effect of the accounting change decreased to $799,000 for the first quarter of 1999 from $1,286,000 for the first quarter of 1998. Net income after the cumulative effect of the accounting change increased to $799,000 from $594,000 for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of April 4, 1999, the Company's current liabilities of $10,770,000 exceeded its current assets of $7,499,000, resulting in a working capital deficiency of $3,271,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the first quarter of 1999 was $855,000 as compared with $1,406,000 for the first quarter of 1998. The net decrease of $551,000 was primarily attributable to increases in inventories, other assets and receivables from related parties.

The cash used in investing activities decreased to $815,000 for the first quarter of 1999 as compared with $3,741,000 for the first quarter of 1998. The decrease of $2,926,000 was due to the Company opening one new restaurant during the first quarter of 1999 as compared with costs associated with two first quarter 1998 restaurant openings. There were also significant costs incurred during the first quarter of 1998 on a third restaurant, a purchased site at a cost of $1,200,000, which opened in April, 1998.

The cash used in financing activities was $232,000 in the first quarter of 1999 as compared with $1,921,000 cash provided by financing activities for the first quarter of 1998. The decrease in cash provided was due to the absence of new borrowings during 1999 as compared with $1,850,000 of new borrowings in the first quarter of 1998, including $1,000,000 related to the mortgage financing of the restaurant which opened in April, 1998. In the first quarter of 1998, the Company also received $161,000 in proceeds from the exercise of warrants to purchase shares of its common stock.

YEAR 2000 ISSUE

The Year 2000 compliance software issues will affect the Company as well as most other companies. Historically, certain computer programs and certain microprocessors were designed using two digits rather than four to define the applicable year. As a result, software programs may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. The Company has established a Year 2000 task force to analyze the Company's Year 2000 compliance. The Year 2000 project covers both the store level systems as well as the corporate systems. The various phases of the project include identification of systems, assessment of Year 2000 exposure, validation, implementation, and contingency planning. Based on its assessment of its major information technology systems, the Company expects that all necessary modifications and/or replacements will be completed in a timely manner to insure that each of its systems are Year 2000 compliant.

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

The Company has incurred approximately $40,000 of Year 2000 project expenses through April 4, 1999. Future expenses are expected to approximate $20,000 as the Company's current hardware systems and software, with minor modifications, have been represented by their vendors to be either Year 2000 compliant or have a Year 2000 compliant upgrade available at no charge.

The Company has identified and contacted its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers to those who have demonstrated Year 2000 readiness. The Company can give no assurances that the responses it receives will be accurate, or if changes are necessary, that the Company will be successful in finding such compliant suppliers and service providers. The Company currently has formal information concerning the Year 2000 status of most of its major suppliers and service providers. The Company continues to contact and assess Year 2000 readiness of its most critical suppliers and vendors.

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

SEASONALITY

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter-to-quarter operating results due to its high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy in general and the tourism industry in particular. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns. It is anticipated that implementation of the Company's expansion program into the Midwest markets will, over time, reduce some of the existing seasonal fluctuations.

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

      None

Item 3 - Defaults Upon Senior Securities

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on April 28, 1999, the stockholders voted to reprice options previously granted to non-employee directors and approve supplemental option grants to all of the Company's directors. The repricing and supplemental grants were approved by the vote of 3,325,205 shares for, 400,242 shares against or withheld, and 728,568 abstaining.

      In addition, at the Annual Meeting of Stockholders held on April 28, 1999, the following directors were nominated and elected by the votes indicated:

Frederick R. Adler:     3,713,058 For, 24,266 Against or Withheld, 716,691 Abstaining
Philip R. Chapman:      3,713,459 For, 23,865 Against or Withheld, 716,691 Abstaining
William E. Hattaway:    3,713,633 For, 23,691 Against or Withheld, 716,691 Abstaining
Christopher D. Illick:  3,713,759 For, 23,565 Against or Withheld, 716,691 Abstaining
Richard A. Mandell:     3,706,759 For, 30,565 Against or Withheld, 716,691 Abstaining
Kamal Mustafa:          3,713,759 For, 23,565 Against or Withheld, 716,691 Abstaining
Jay S. Nickse:          3,716,159 For, 21,165 Against or Withheld, 716,691 Abstaining
Edwin F. Russo:         3,715,759 For, 21,565 Against or Withheld, 716,691 Abstaining

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

     EXHIBIT                        DESCRIPTION
     --------                       -----------
        27                   Financial Data Schedule

     (b)  Reports on Form 8-K -- NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SHELLS SEAFOOD RESTAURANTS, INC.
                                             (Registrant)


                                    /s/ WILLIAM E. HATTAWAY
---------------------------------   -------------------------------------------
Date        May 11, 1999            William E. Hattaway
                                    President and Chief Executive Officer


                                    /s/ WARREN R. NELSON
--------------------------------    --------------------------------------------
Date        May 11, 1999            Warren R. Nelson
                                    Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                         DESCRIPTION
-------                         -----------

  27                    Financial Data Schedule