Form 10-Q
period 1999-06-30
SHELLS SEAFOOD RESTAURANTS INC
filed 1999-08-16
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________

                           COMMISSION FILE NO. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                         65-0427966
-------------------------------             -----------------------------------
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

        CLASS                                     OUTSTANDING AT AUGUST 13, 1999
----------------------------                     -------------------------------
COMMON STOCK, $.01 PAR VALUE                                4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
   ITEM 1 - FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF JULY 4, 1999 (UNAUDITED)
          AND JANUARY 3, 1999                                                3

        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13
          AND 26 WEEKS ENDED JULY 4, 1999 AND JUNE 28, 1998                  4

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 26
          WEEKS ENDED JULY 4, 1999 AND JUNE 28, 1998                         5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)           6-7

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                          8-12

PART II - OTHER INFORMATION                                                 13

SIGNATURES                                                                  14

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          JULY 4, 1999   JANUARY 3, 1999
                                                          ------------   ---------------
                                                           (Unaudited)
ASSETS
Cash                                                      $ 3,286,502      $ 4,723,121
Inventories                                                 1,039,568          954,066
Other current assets                                          803,125        1,282,641
Receivables from related parties                              101,937           35,261
Deferred tax asset, net                                        94,551          110,551
                                                          -----------      -----------
     Total current assets                                   5,325,683        7,105,640
Property and equipment, net                                23,107,435       22,240,255
Prepaid rent                                                  583,231          622,368
Other assets                                                  432,977          690,571
Goodwill                                                    3,196,093        3,299,191
Deferred tax asset, net                                       937,449          937,449
                                                          -----------      -----------
TOTAL ASSETS                                              $33,582,868      $34,895,474
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                          $ 3,027,231      $ 6,318,544
Accrued expenses                                            3,586,082        3,432,332
Sales tax payable                                             587,751          489,688
Income taxes payable                                          154,021             --
Current portion of long-term debt                             869,265          912,333
                                                          -----------      -----------
     Total current liabilities                              8,224,350       11,152,897
Deferred rent                                               1,681,170        1,574,092
Long-term debt, less current portion                        5,421,521        5,189,481
                                                          -----------      -----------
     Total liabilities                                     15,327,041       17,916,470
Minority partner interest                                     491,866          519,257
                                                          -----------      -----------


STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                --               --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding           44,540           44,540
Additional paid-in-capital                                 14,161,010       14,161,010
Retained earnings                                           3,558,411        2,254,197
                                                          -----------      -----------
     Total stockholders'  equity                           17,763,961       16,459,747
                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $33,582,868      $34,895,474
                                                          ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                                      13 WEEKS ENDED                       26 WEEKS ENDED
                                                              ------------------------------       --------------------------------
                                                              JULY 4, 1999     JUNE 28, 1998       JULY 4, 1999       JUNE 28, 1998
                                                              ------------     -------------       ------------       -------------
REVENUES:                                                    $ 25,394,251       $ 21,811,802       $ 52,012,918       $ 43,289,977
                                                             ------------       ------------       ------------       ------------
COST AND EXPENSES:
  Cost of revenues                                              9,079,211          7,458,042         18,333,551         14,582,626
  Labor and other related expenses                              7,238,104          5,894,214         14,819,254         11,754,822
  Other restaurant operating expenses                           5,374,586          4,103,392         10,824,129          8,064,610
  General and administrative expenses                           1,821,210          1,468,355          3,611,202          2,995,750
  Depreciation and amortization                                   793,655            624,302          1,580,200          1,186,214
  Pre-opening expenses                                               --              581,214            214,864            914,807
                                                             ------------       ------------       ------------       ------------
                                                               24,306,766         20,129,519         49,383,200         39,498,829
                                                             ------------       ------------       ------------       ------------
INCOME FROM OPERATIONS                                          1,087,485          1,682,283          2,629,718          3,791,148
                                                             ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Interest expense                                               (252,414)          (160,286)          (477,520)          (262,022)
  Interest income                                                  36,619             71,025             75,035            141,169
  Other expense, net                                              (23,688)            (8,192)           (53,154)           (17,616)
                                                             ------------       ------------       ------------       ------------
                                                                 (239,483)           (97,453)          (455,639)          (138,469)
                                                             ------------       ------------       ------------       ------------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                         848,002          1,584,830          2,174,079          3,652,679

ELIMINATION OF MINORITY PARTNER INTEREST                          (58,528)           (54,979)          (121,865)          (114,210)
                                                             ------------       ------------       ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                          789,474          1,529,851          2,052,214          3,538,469

PROVISION FOR INCOME TAXES                                       (284,000)          (551,000)          (748,000)        (1,274,000)
                                                             ------------       ------------       ------------       ------------
INCOME BEFORE THE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE                          505,474            978,851          1,304,214          2,264,469

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     PRINCIPLE, NET OF INCOME TAX BENEFIT                            --                 --                 --             (692,000)
                                                             ------------       ------------       ------------       ------------

NET INCOME                                                        505,474            978,851          1,304,214          1,572,469

PREFERRED SHARES ACCRETION                                           --              (96,144)              --             (110,644)
                                                             ------------       ------------       ------------       ------------

NET INCOME APPLICABLE TO COMMON STOCK                        $    505,474       $    882,707       $  1,304,214       $  1,461,825
                                                             ============       ============       ============       ============

BASIC NET INCOME PER SHARE OF COMMON STOCK
     BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           $       0.11       $       0.20       $       0.29       $       0.50
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          --                 --                 --                (0.16)
                                                             ------------       ------------       ------------       ------------

BASIC NET INCOME PER SHARE OF COMMON STOCK                   $       0.11       $       0.20       $       0.29       $       0.34
                                                             ============       ============       ============       ============

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                                    4,454,015          4,405,491          4,454,015          4,317,485
                                                             ============       ============       ============       ============

DILUTED NET INCOME PER SHARE OF COMMON STOCK
     BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           $       0.11       $       0.17       $       0.28       $       0.43

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          --                 --                 --                (0.14)
                                                             ------------       ------------       ------------       ------------

DILUTED NET INCOME PER SHARE OF COMMON STOCK                 $       0.11       $       0.17       $       0.28       $       0.29
                                                             ============       ============       ============       ============

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                                    4,576,535          5,156,938          4,588,675          5,056,200
                                                             ============       ============       ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    26 WEEKS ENDED
                                                                          -------------------------------
OPERATING ACTIVITIES:                                                     JULY 4, 1999      JUNE 28, 1998
                                                                          --------------    --------------
      Net income                                                           $ 1,304,214       $ 1,572,469
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                                          1,580,200         1,186,214
      Cumulative effect of accounting change                                      --             692,000
      Minority partner interest                                                (27,391)          (29,837)
      Changes in assets and liabilities:
        Increase in inventories                                                (85,502)          (70,071)
        (Increase) decrease in receivables from related parties                (66,676)            7,022
        Decrease (increase) in other assets                                    737,110          (682,051)
        Decrease (increase) in prepaid rent                                     39,137          (337,185)
        Decrease in deferred tax asset                                          16,000              --
        Decrease in accounts payable                                        (3,291,313)       (1,635,342)
        Increase in accrued expenses                                           153,750           210,642
        Increase in sales tax payable                                           98,063           104,697
        Increase in income taxes payable                                       154,021           933,920
        Increase in deferred rent                                              107,078           134,647
                                                                           -----------       -----------
      Total adjustments                                                       (585,523)          514,656
                                                                           -----------       -----------
      Net cash provided by operating activities                                718,691         2,087,125
                                                                           -----------       -----------
INVESTING ACTIVITIES:

      Purchase of property and equipment                                    (2,344,282)       (5,258,067)
                                                                           -----------       -----------
      Net cash used in investing activities                                 (2,344,282)       (5,258,067)
                                                                           -----------       -----------
FINANCING ACTIVITIES:
      Proceeds from debt financing                                             655,000         2,703,066
      Repayment of debt                                                       (466,028)         (201,869)
      Redemption of preferred shares                                              --          (1,482,496)
      Proceeds from the exercise of warrants to purchase common stock             --           1,214,950
                                                                           -----------       -----------
      Net cash provided by financing activities                                188,972         2,233,651
                                                                           -----------       -----------
      Net decrease in cash                                                  (1,436,619)         (937,291)

CASH AT BEGINNING OF PERIOD                                                  4,723,121         5,314,771
                                                                           -----------       -----------

CASH AT END OF PERIOD                                                      $ 3,286,502       $ 4,377,480
                                                                           ===========       ===========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                               $   435,520       $   275,532
      Cash paid for income taxes                                           $   577,979       $   340,080



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

The financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended January 3, 1999 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation.

2.       PRE-OPENING COSTS

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-up Activities." The SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected early adoption of the accounting standard retroactive to the beginning of fiscal 1998. The cumulative effect of this change in accounting principle was $692,000, net of income taxes.

3.       EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":


                                                       13 WEEKS ENDED                   26 WEEKS ENDED
                                                ------------   -------------     ------------    -------------
                                                JULY 4, 1999   JUNE 28, 1998     JULY 4, 1999    JUNE 28, 1998
                                                ------------   -------------     ------------    -------------
Net Income                                        $  505,474      $ 978,851       $ 1,304,214     $ 1,572,469
Preferred share accretion                                 --        (96,144)               --        (110,644)
                                                  ----------      ---------       -----------     -----------
Net income applicable to common stock             $  505,474      $ 882,707       $ 1,304,214     $ 1,461,825
                                                  ==========      =========       ===========     ===========

Weighted common shares outstanding                 4,454,015      4,405,491         4,454,015       4,317,485
Basic net income per share of common stock        $     0.11         $ 0.20            $ 0.29          $ 0.34
Effect of dilutive securities:
Warrants                                             116,794        616,357           131,360         617,245
Stock options                                          5,726        135,090             3,300         121,470
                                                  ----------      ---------       -----------     -----------
Diluted weighted common shares outstanding         4,576,535      5,156,938         4,588,675       5,056,200
                                                  ----------      ---------       -----------     -----------
Diluted net income per share of common stock      $     0.11         $ 0.17            $ 0.28          $ 0.29
                                                  ==========      =========       ===========     ===========


The earnings per share calculations excluded 732,043 and 133,666 options and warrants during the 13 week periods ended July 4, 1999 and June 28, 1998, respectively, and 731,043 and 137,333 options and warrants during the 26 week periods ended July 4, 1999 and June 28, 1998, respectively, as they were anti-dilutive.

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


                                                     13 WEEKS ENDED                  26 WEEKS ENDED
                                               ----------------------------     ----------------------------
                                               JULY 4, 1999   JUNE 28, 1998     JULY 4, 1999   JUNE 28, 1998
                                               ------------   -------------     ------------   -------------
REVENUES:                                        100.0%           100.0%           100.0%         100.0%
                                                 -----            -----            -----          -----
COST AND EXPENSES:
  Cost of revenues                                35.8%            34.2%            35.2%          33.7%
  Labor and other related expenses                28.5%            27.0%            28.5%          27.2%
  Other restaurant operating expenses             21.2%            18.8%            20.8%          18.6%
  General and administrative expenses              7.2%             6.7%             6.9%           6.9%
  Depreciation and amortization                    3.1%             2.9%             3.0%           2.7%
  Pre-opening expenses                             0.0%             2.7%             0.4%           2.1%
                                                 -----            -----            -----          -----
Income from operations                             4.2%             7.7%             5.2%           8.8%

Interest expense, net                             -0.9%            -0.5%            -0.9%          -0.4%
Other expense, net                                 0.0%             0.0%            -0.2%           0.0%
Elimination of minority partner interest          -0.2%            -0.3%            -0.2%          -0.3%
                                                 -----            -----            -----          -----
Income before provision for taxes                  3.1%             6.9%             3.9%           8.1%
Provision for income taxes                        -1.1%            -2.5%            -1.4%          -2.9%
Cumulative effect of a change in accounting
        principle, net of income tax benefit       0.0%             0.0%             0.0%          -1.6%
                                                 -----            -----            -----          -----
Net income                                         2.0%             4.4%             2.5%           3.6%
                                                 =====            =====            =====          =====

13 WEEKS ENDED JULY 4, 1999 AND JUNE 28, 1998

REVENUES. Total revenues for the 13 weeks ended July 4, 1999 were $25,394,000 as compared to $21,812,000 for the 13 weeks ended June 28, 1998. The $3,582,000, or 16.4% increase in revenues was due to the opening of three new restaurants during the second quarter of 1998, six new restaurant openings subsequent to June 28, 1998 and, to a lesser extent, a 2.6% increase in same store sales and selective menu price increases.

COST OF REVENUES. The cost of revenues increased to 35.8% for the second quarter of 1999 from 34.2% for the second quarter of 1998. This increase was due to the chainwide implementation of free bread service and the effect of combination platters that were added to the menu in January 1999 to enhance value. Despite the increase in cost of revenues, the Company has generally been able to anticipate and react to fluctuations in food costs through purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses increased to 28.5% during the second quarter of 1999 as compared to 27.0% for the second quarter of 1998. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants caused by lower unit sales volumes as compared to its Florida restaurants, coupled with higher hourly wage rates and management salaries.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased to 21.2% for the second quarter of 1999 as compared with 18.8% for the second quarter of 1998. The increase was due to increased advertising expenses in certain markets where the Company had not achieved media efficiencies as well as higher operating expenses as a percentage of sales in the Midwest restaurants due to lower unit sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to 7.2% for the second quarter of 1999 as compared with 6.7% for the second quarter of 1998. The increase was due to increased salaries and wages resulting from two additional area supervisors in the Midwest and changes in corporate personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to 3.1% for the second quarter of 1999 from 2.9% in the second quarter of 1998. The increase was primarily due to new restaurant development in 1998 including the depreciation of higher capitalized build-out costs of the Midwest restaurants as well as renovations of existing restaurants.

PRE-OPENING EXPENSES. Pre-opening expenses decreased from 2.7% of revenues in 1998 to zero in 1999 as there were no restaurants opened during the second quarter of 1999. The pre-opening expenses for the second quarter of 1998 related to three restaurant openings.

INTEREST EXPENSES, NET. The net interest expense increased $127,000 to $216,000 from $89,000 for the second quarter of 1998. The increase was due to mortgage financing of two properties acquired in 1998 and one in 1999, finance charges relating to equipment from 1998 new restaurant openings and finance charges relating to the Company's forward purchases of inventory holdings by U.S. Foodservice. The interest income was lower during 1999 as compared with 1998 due to the higher average cash balance during 1998 resulting from income from operations and the proceeds from the exercise of warrants to purchase common stock.

PROVISION FOR INCOME TAXES. A provision for income taxes of $284,000 was recognized for the second quarter of 1999 as compared to $551,000 during the second quarter of 1998. The decrease was directly attributable to lower income before taxes as the effective rate was 36% for both periods.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations decreased $595,000 to $1,087,000 for the second quarter of 1999 from $1,682,000 for the second quarter of 1998. This decrease was $1,176,000 exclusive of the pre-opening expenses that were recognized during the second quarter of 1998. The Company's net income decreased to $505,000 for the second quarter of 1999 from $979,000 for the second quarter of 1998.

26 WEEKS ENDED JULY 4, 1999 AND JUNE 28, 1998

REVENUES. Total revenues for the 26 weeks ended July 4, 1999 were $52,013,000 as compared to $43,290,000 for the 26 weeks ended June 28, 1998. The $8,723,000 or 20.2% increase in revenues primarily was due to the opening of 10 new restaurants during 1998, five of which were opened subsequent to June 28, 1998, the opening of one new restaurant in 1999 and, to a lesser extent, a 3.3% increase in same store sales and selective menu price increases.

COST OF REVENUES. The cost of revenues increased to 35.2% for the 26 weeks ended July 4, 1999 from 33.7% for same period in 1998. This increase was due to the addition of free bread service and the effect of combination platters that were added to the menu in January 1999 to enhance value.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses increased to 28.5% during the 26 weeks ended July 4, 1999 as compared to 27.2% for the same period in 1998. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants caused by lower unit sales volumes as compared to its Florida restaurants, coupled with higher hourly wage rates and management salaries.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of restaurant sales increased to 20.8% for the 26 weeks ended July 4, 1999 as compared with 18.6% for the same period in 1998. The increase was due to increased advertising expenses in certain markets where the Company has not achieved media efficiencies as well as higher operating expenses as a percentage of sales in the Midwest restaurants due to lower unit sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues were unchanged at 6.9%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of revenues increased to 3.0% for the 26 weeks ended July 4,1999 as compared with 2.7% for the same period in 1998. The increase was primarily due to new restaurant development in 1998 including the depreciation of higher capitalized build-out costs of the Midwest restaurants as well as renovations of existing restaurants.

PRE-OPENING EXPENSES. Pre-opening expenses decreased from 2.1% of revenues in 1998 to 0.4% in 1999. This decrease was attributed to five restaurant openings during the 26 weeks ended June 28, 1998 as compared with one restaurant opening during 1999.

INTEREST EXPENSES, NET. The net interest expense increased $281,000 to $402,000 from $121,000 for the 26 weeks ended June 28, 1998. The increase was due to mortgage financing of two properties acquired in 1998 and one in 1999, finance charges relating to equipment from 1998 new restaurant openings and finance charges relating to the Company's forward purchases of inventory holdings by U.S. Foodservice.

PROVISION FOR INCOME TAXES. A provision for income taxes of $748,000 was recognized for the 26 weeks ended July 4, 1999 as compared to $1,274,000 during the same period in 1998. The decrease was directly attributable to lower income before taxes as the effective rate was 36% for both periods.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations decreased $1,161,000 to $2,630,000 for the 26 weeks ended July 4, 1999 from $3,791,000 for the same period in 1998. This decrease was $1,861,000 exclusive of the effect of pre-opening expenses. The Company's net income decreased to $1,304,000 for the 26 weeks ended July 4, 1999 from $1,572,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of July 4, 1999, the Company's current liabilities of $8,224,000 exceeded its current assets of $5,326,000, resulting in a working capital deficiency of $2,898,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The cash provided by operating activities for the 26 weeks ended July 4, 1999 was $719,000 as compared with $2,087,000 for the same period in 1998. The net decrease of $1,368,000 was primarily attributable to decreases in accounts payable offset by decreases in other assets, primarily receivables from U.S. Foodservice.

The cash used in investing activities decreased to $2,344,000 for the 26 weeks ended July 4, 1999 as compared with $5,258,000 for the same period in 1998. The decrease of $2,914,000 was due to the Company opening one new restaurant during 1999 as compared with costs associated with five restaurant openings during the 26 weeks ended June 28, 1998. The total for the 26 weeks ended July 4, 1999 includes $855,000 for the purchase of a previously leased restaurant site.

The cash provided by financing activities was $189,000 for the 26 weeks ended July 4, 1999 as compared with $2,234,000 for the same period in 1998. The decrease in cash provided was due to $355,000 less in real estate financings and the absence of any equipment financing during 1999. The 26 weeks ended June 28, 1998 also included $1,215,000 in cash provided by the exercise of warrants to purchase common stock which was offset by the Company's $1,482,000 redemption of all of its outstanding preferred shares.

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

The Company has incurred approximately $50,000 of Year 2000 project expenses through July 4, 1999. Future expenses are expected to approximate $10,000 as the Company's current hardware systems and software, with minor modifications, have been represented by their vendors to be either Year 2000 compliant or have a Year 2000 compliant upgrade available at no charge.

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



                                       SHELLS SEAFOOD RESTAURANTS, INC.
                                        (Registrant)


                                       /s/ WILLIAM E. HATTAWAY
-----------------------------------    -----------------------
Date    August 13, 1999                William E. Hattaway
                                       President and Chief Executive Officer


                                       /s/ WARREN R. NELSON
----------------------------------     ----------------------
Date     August 13, 1999               Warren R. Nelson
                                       Vice President and Chief Financial
                                       Officer