Form 10-Q
period 1999-10-03
SHELLS SEAFOOD RESTAURANTS INC
filed 1999-11-17
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________TO __________

                           COMMISSION FILE NO. 0-28258


                        SHELLS SEAFOOD RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     65-0427966
- -------------------------------             ------------------------------------
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
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   [X]    NO  [ ]

           CLASS                                OUTSTANDING AT NOVEMBER 16, 1999
           -----                                --------------------------------
COMMON STOCK, $.01 PAR VALUE                                4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

   ITEM 1 - FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 3, 1999 (UNAUDITED)
            AND JANUARY 3, 1999                                             3

      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE 13
            AND 39 WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998       4

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 39
            WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998              5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)              6-7

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          8-12

PART II - OTHER INFORMATION                                                 13

SIGNATURES                                                                  14

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        OCTOBER 3, 1999  JANUARY 3, 1999
                                                        ---------------  ---------------
                                                          (Unaudited)
ASSETS
Cash                                                      $ 3,250,060      $ 4,723,121
Inventories                                                   942,361          954,066
Other current assets                                        1,312,142        1,282,641
Receivables from related parties                              116,485           35,261
Deferred tax asset, net                                        94,551          110,551
                                                          -----------      -----------
     Total current assets                                   5,715,599        7,105,640
Property and equipment, net                                22,716,870       22,240,255
Prepaid rent                                                  563,662          622,368
Other assets                                                  384,828          690,571
Goodwill                                                    3,144,544        3,299,191
Deferred tax asset, net                                       937,449          937,449
                                                          -----------      -----------
TOTAL ASSETS                                              $33,462,952      $34,895,474
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                          $ 3,378,179      $ 6,318,544
Accrued expenses                                            3,620,496        3,432,332
Sales tax payable                                             477,634          489,688
Income taxes payable                                           23,790               --
Current portion of long-term debt                             883,777          912,333
                                                          -----------      -----------
     Total current liabilities                              8,383,876       11,152,897
Deferred rent                                               1,772,631        1,574,092
Long-term debt, less current portion                        5,221,723        5,189,481
                                                          -----------      -----------
     Total liabilities                                     15,378,230       17,916,470

Minority partner interest                                     515,889          519,257
                                                          -----------      -----------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                  --               --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding           44,540           44,540
Additional paid-in-capital                                 14,161,010       14,161,010
Retained earnings                                           3,363,283        2,254,197
                                                          -----------      -----------
     Total stockholders'  equity                           17,568,833       16,459,747
                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $33,462,952      $34,895,474
                                                          ===========      ===========

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                  13 WEEKS ENDED                        39 WEEKS ENDED
                                                       ------------------------------------   -----------------------------------
                                                       OCTOBER 3, 1999   SEPTEMBER 27, 1998   OCTOBER 3, 1999  SEPTEMBER 27, 1998
                                                       ---------------   ------------------   ---------------  ------------------
REVENUES:                                                $ 22,809,170       $ 19,844,369       $ 74,822,088       $ 63,134,346

COST AND EXPENSES:
  Cost of revenues                                          8,503,258          7,128,642         26,836,809         21,711,268
  Labor and other related expenses                          6,644,948          5,753,099         21,464,202         17,507,921
  Other restaurant operating expenses                       5,085,268          4,283,983         15,909,397         12,348,593
  General and administrative expenses                       1,816,696          1,647,222          5,427,898          4,642,972
  Depreciation and amortization                               857,122            655,971          2,437,322          1,842,185
  Pre-opening expenses                                             --                 --            214,864            914,807
                                                         ------------       ------------       ------------       ------------
                                                           22,907,292         19,468,917         72,290,492         58,967,746
                                                         ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                 (98,122)           375,452          2,531,596          4,166,600
                                                         ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                           (221,372)          (139,615)          (698,892)          (401,637)
  Interest income                                              34,327             51,066            109,362            192,235
  Other expense, net                                           20,063             15,123            (33,091)            (2,493)
                                                         ------------       ------------       ------------       ------------
                                                             (166,982)           (73,426)          (622,621)          (211,895)
                                                         ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                    (265,104)           302,026          1,908,975          3,954,705

ELIMINATION OF MINORITY PARTNER INTEREST                      (39,024)           (30,594)          (160,889)          (144,804)
                                                         ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE BENEFIT (PROVISION)
     FOR INCOME TAXES                                        (304,128)           271,432          1,748,086          3,809,901

BENEFIT (PROVISION) FOR INCOME TAXES                          109,000            (98,000)          (639,000)        (1,372,000)
                                                         ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE THE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE                     (195,128)           173,432          1,109,086          2,437,901

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     PRINCIPLE, NET OF INCOME TAX BENEFIT                          --                 --                 --           (692,000)
                                                         ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                            (195,128)           173,432          1,109,086          1,745,901

PREFERRED SHARES ACCRETION                                         --                 --                 --           (110,644)
                                                         ------------       ------------       ------------       ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK             $   (195,128)      $    173,432       $  1,109,086       $  1,635,257
                                                         ============       ============       ============       ============

BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       $      (0.04)      $       0.04       $       0.25       $       0.53

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        --                 --                 --              (0.16)
                                                         ------------       ------------       ------------       ------------

BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK        $      (0.04)      $       0.04       $       0.25       $       0.37
                                                         ============       ============       ============       ============

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                                4,454,015          4,453,915          4,454,015          4,362,847
                                                         ============       ============       ============       ============

DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       $      (0.04)      $       0.03       $       0.24       $       0.46

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        --                 --                 --              (0.14)
                                                         ------------       ------------       ------------       ------------

DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK      $      (0.04)      $       0.03       $       0.24       $       0.32
                                                         ============       ============       ============       ============

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                                4,454,015          5,049,453          4,552,925          5,052,377
                                                         ============       ============       ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                    39 WEEKS ENDED
                                                                         -----------------------------------
                                                                         OCTOBER 3, 1999  SEPTEMBER 27, 1998
                                                                         ---------------  ------------------
OPERATING ACTIVITIES:
      Net income                                                           $ 1,109,086       $ 1,745,901
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                                          2,437,322         1,842,185
      Cumulative effect of accounting change                                        --           692,000
      Minority partner interest                                                 (3,368)          (14,243)
      Changes in assets and liabilities:
        Decrease (increase) in inventories                                      11,705            (3,996)
        (Increase) decrease in receivables from related parties                (81,224)           22,100
        Decrease (increase) in other assets                                    276,242          (501,042)
        Decrease (increase) in prepaid rent                                     58,706          (317,616)
        Decrease in deferred tax asset                                          16,000                --
        Decrease in accounts payable                                        (2,940,365)         (472,314)
        Increase in accrued expenses                                           188,164           302,391
        (Decrease) increase in sales tax payable                               (12,054)           23,072
        Increase in income taxes payable                                        23,790            49,307
        Increase in deferred rent                                              198,539           243,316
                                                                           -----------       -----------
      Total adjustments                                                        173,457         1,865,160
                                                                           -----------       -----------
      Net cash provided by operating activities                              1,282,543         3,611,061
                                                                           -----------       -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                    (2,759,290)       (9,083,253)
                                                                           -----------       -----------
      Net cash used in investing activities                                 (2,759,290)       (9,083,253)
                                                                           -----------       -----------

FINANCING ACTIVITIES:
      Proceeds from debt financing                                             655,000         4,203,545
      Repayment of debt                                                       (651,314)         (408,591)
      Redemption of preferred shares                                                --        (1,482,496)
      Proceeds from the exercise of warrants to purchase common stock               --         1,218,285
                                                                           -----------       -----------
      Net cash provided by financing activities                                  3,686         3,530,743
                                                                           -----------       -----------

      Net decrease in cash                                                  (1,473,061)       (1,941,449)

CASH AT BEGINNING OF PERIOD                                                  4,723,121         5,314,771
                                                                           -----------       -----------

CASH AT END OF PERIOD                                                      $ 3,250,060       $ 3,373,322
                                                                           ===========       ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                               $   611,615       $   424,128
      Cash paid for income taxes                                           $   599,210       $   932,813


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

2.    PRE-OPENING COSTS

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5") entitled "Reporting on the Costs of Start-up Activities." The SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long lived assets. This new accounting standard is effective for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company elected early adoption of the accounting standard retroactive to the beginning of fiscal 1998. The cumulative effect of this change in accounting principle, recognized in fiscal 1998, was $692,000, net of income taxes.

3.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

                                                                 13 WEEKS ENDED                          39 WEEKS ENDED
                                                       -------------------------------------    ------------------------------------
                                                       OCTOBER 3, 1999    SEPTEMBER 27, 1998    OCTOBER 3, 1999   SEPTEMBER 27, 1998
                                                       ---------------    ------------------    ---------------   ------------------
Net income (loss)                                        $  (195,128)         $   173,432         $ 1,109,086         $ 1,745,901
Preferred share accretion                                         --                   --                  --            (110,644)
                                                         -----------          -----------         -----------         -----------
Net income (loss) applicable to common stock             $  (195,128)         $   173,432         $ 1,109,086         $ 1,635,257
                                                         ===========          ===========         ===========         ===========

Weighted common shares outstanding                         4,454,015            4,453,915           4,454,015           4,362,847
Basic net income (loss) per share of common stock        $     (0.04)         $      0.04         $      0.25         $      0.37
Effect of dilutive securities:
Warrants                                                          --              497,992              96,104             575,904
Stock options                                                     --               97,546               2,806             113,626
                                                         -----------          -----------         -----------         -----------
Diluted weighted common shares outstanding                 4,454,015            5,049,453           4,552,925           5,052,377
                                                         -----------          -----------         -----------         -----------
Diluted net income (loss) per share of common stock      $     (0.04)         $      0.03         $      0.24         $      0.32
                                                         ===========          ===========         ===========         ===========

The earnings per share calculation for the 13 week period ended October 3, 1999 excludes 23,922 common stock equivalents which were anti-dilutive.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues.

                                                                    13 WEEKS ENDED                      39 WEEKS ENDED
                                                           -----------------------------------  -----------------------------------
                                                           OCTOBER 3, 1999  SEPTEMBER 27, 1998  OCTOBER 3, 1999  SEPTEMBER 27, 1998
                                                           ---------------  ------------------  ---------------  ------------------
REVENUES:                                                       100.0%            100.0%            100.0%            100.0%

COST AND EXPENSES:
  Cost of revenues                                               37.3%             35.9%             35.9%             34.4%
  Labor and other related expenses                               29.1%             29.0%             28.7%             27.7%
  Other restaurant operating expenses                            22.3%             21.6%             21.3%             19.6%
  General and administrative expenses                             8.0%              8.3%              7.3%              7.4%
  Depreciation and amortization                                   3.8%              3.3%              3.3%              2.9%
  Pre-opening expenses                                            0.0%              0.0%              0.3%              1.4%
                                                             ---------         ---------         ---------         ---------
Income (loss) from operations                                    -0.5%              1.9%              3.4%              6.6%

Interest expense, net                                            -0.9%             -0.5%             -0.8%             -0.4%
Other expense, net                                                0.2%              0.1%              0.0%              0.0%
Elimination of minority partner interest                         -0.2%             -0.2%             -0.2%             -0.2%
                                                             ---------         ---------         ---------         ---------
Income (loss) before benefit (provision) for taxes               -1.4%              1.3%              2.4%              6.0%
Benefit (provision) for income taxes                              0.5%             -0.5%             -0.9%             -2.2%
Cumulative effect of a change in accounting
        principle, net of income tax benefit                      0.0%              0.0%              0.0%             -1.1%
                                                             ---------         ---------         ---------         ---------
Net income (loss)                                                -0.9%              0.8%              1.5%              2.7%
                                                             ---------         ---------         ---------         ---------

13 WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998

REVENUES. Total revenues for the 13 weeks ended October 3, 1999 were $22,809,000 as compared to $19,844,000 for the 13 weeks ended September 27, 1998. The $2,965,000, or 14.9% increase in revenues primarily was due to the opening of six new restaurants subsequent to the third quarter of 1998, a 5.9% increase in same store sales, and selective menu price increases. The increases were partially offset by the closing of one restaurant in September and a decrease in average unit sales in many of the Midwest restaurants.

COST OF REVENUES. The cost of revenues increased to 37.3% for the third quarter of 1999 from 35.9% for the third quarter of 1998. This increase was due to the chainwide implementation of free bread service, the effect of combination platters that were added to the menu in January 1999 to enhance value, and an increase in purchase costs related to mahi and crab products.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses increased to 29.1% during the third quarter of 1999 as compared to 29.0% for the third quarter of 1998. This increase was primarily attributable to higher hourly wage rates and management salaries.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses increased to 22.3% for the third quarter of 1999 as compared with 21.6% for the third quarter of 1998. The increase was due to increased advertising expenses in certain markets where the Company had not achieved media efficiencies as well as higher operating expenses as a percentage of sales in the Midwest restaurants due to lower unit sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased to 8.0% for the third quarter of 1999 as compared with 8.3% for the third quarter of 1998. The decrease was due to economies of scale gained through higher revenues, offsetting certain increased salaries and wages related to the addition of two area supervisors in the Midwest.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to 3.8% for the third quarter of 1999 from 3.3% in the third quarter of 1998. The increase was primarily due to new restaurant development in the fourth quarter of 1998 including the depreciation of higher capitalized build-out costs of the Midwest restaurants as well as renovations of existing restaurants.

INTEREST EXPENSES, NET. The net interest expense increased to $187,000 from $89,000 for the third quarter of 1998. The increase was due to mortgage financing of two properties acquired in 1998 and one in 1999, finance charges relating to equipment from 1998 new restaurant openings and finance charges relating to the Company's forward purchases of inventory holdings by U.S. Foodservice. The interest income was lower during 1999 as compared with 1998 due to the higher average cash balance during 1998 resulting from income from operations and the proceeds from the exercise of warrants to purchase common stock.

BENEFIT (PROVISION) FOR INCOME TAXES. A benefit from income taxes of $109,000 was recognized for the third quarter of 1999 as compared to a provision of $98,000 during the third quarter of 1998. The fluctuation was directly attributable to the fluctuation in operating results as the effective rate was 36% for both periods.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company incurred a loss from operations of $98,000 as compared with income from operations of $375,000 for the third quarter of 1999. The Company's net loss was $195,000 for the third quarter of 1999 as compared with net income of $173,000 for the third quarter of 1998.

39 WEEKS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998

REVENUES. Total revenues for the 39 weeks ended October 3, 1999 were $74,822,000 as compared to $63,134,000 for the 39 weeks ended September 27, 1998. The $11,688,000 or 18.5% increase in revenues primarily was due to the opening of 10 new restaurants during 1998, five of which were opened subsequent to September 27, 1998, the opening of one new restaurant in 1999 and, to a lesser extent, a 4.5% increase in same store sales and selective menu price increases.

COST OF REVENUES. The cost of revenues increased to 35.9% for the 39 weeks ended October 3, 1999 from 34.4% for same period in 1998. This increase was due to the addition of free bread service, the effect of combination platters that were added to the menu in January 1999 to enhance value, and an increase in purchase costs related to mahi and crab products.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses increased to 28.7% during the 39 weeks ended October 3, 1999 as compared to 27.7% for the same period in 1998. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants caused by lower unit sales volumes as compared to its Florida restaurants, coupled with higher hourly wage rates and management salaries.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of restaurant sales increased to 21.3% for the 39 weeks ended October 3, 1999 as compared with 19.6% for the same period in 1998. The increase was due to increased advertising expenses in certain markets where the Company has not achieved media efficiencies as well as higher operating expenses as a percentage of sales in the Midwest restaurants due to lower unit sales volumes.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues decreased slightly to 7.3% for the 39 weeks ended October 3, 1999 as compared with 7.4% for the same period in 1998. The decrease was due to economies of scale gained through higher revenues, offsetting certain increased salaries and wages related to the addition of two area supervisors in the Midwest.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of revenues increased to 3.3% for the 39 weeks ended October 3,1999 as compared with 2.9% for the same period in 1998. The increase was primarily due to new restaurant development in 1998 including the depreciation of higher capitalized build-out costs of the Midwest restaurants as well as renovations of existing restaurants.

PRE-OPENING EXPENSES. Pre-opening expenses decreased from 1.4% of revenues in 1998 to 0.3% in 1999. This decrease was attributed to five restaurant openings during the 39 weeks ended September 27, 1998 as compared with one restaurant opening during 1999.

INTEREST EXPENSES, NET. The net interest expense increased $381,000 to $590,000 from $209,000 for the 39 weeks ended September 27, 1998. The increase was due to mortgage financing of two properties acquired in 1998 and one in 1999, finance charges relating to equipment from 1998 new restaurant openings and finance charges relating to the Company's forward purchases of inventory holdings by U.S. Foodservice. The interest income was lower during 1999 compared with 1998 due to higher average cash balance during 1998 resulting from income from operations and the proceeds from the exercise of warrants to purchase common stock.

PROVISION FOR INCOME TAXES. A provision for income taxes of $639,000 was recognized for the 39 weeks ended October 3, 1999 as compared to $1,372,000 during the same period in 1998. The decrease was directly attributable to lower income before taxes as the effective rate was 36% for both periods.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations decreased $1,635,000 to $2,532,000 for the 39 weeks ended October 3, 1999 from $4,167,000 for the 39 weeks ended September 27, 1998. This decrease was $2,335,000, excluding the effect of pre-opening expenses. The Company's net income decreased to $1,109,000 for the 39 weeks ended October 3, 1999 from $1,635,000 for the first three quarters in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of October 3, 1999, the Company's current liabilities of $8,384,000 exceeded its current assets of $5,716,000, resulting in a working capital deficiency of $2,668,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The cash provided by operating activities for the 39 weeks ended October 3, 1999 was $1,283,000 as compared with $3,611,000 for the same period in 1998. The net decrease of $2,328,000 was primarily attributable to decreases in accounts payable offset by decreases in other assets, primarily receivables from U.S. Foodservice.

The cash used in investing activities decreased to $2,759,000 for the 39 weeks ended October 3, 1999 as compared with $9,083,000 for the same period in 1998. The decrease of $6,324,000 was due to the Company opening one new restaurant during 1999 as compared with costs associated with five restaurant openings during the 39 weeks ended September 27, 1998. The total for the 39 weeks ended October 3, 1999 includes $855,000 for the purchase of a previously leased restaurant site.

The cash provided by financing activities was $4,000 for the 39 weeks ended October 3, 1999 as compared with $3,531,000 for the same period in 1998. The decrease in cash provided was due to reduced borrowings related to real estate and equipment financings during 1999. The 39 weeks ended September 27, 1998 included $1,218,000 in cash provided by the exercise of warrants to purchase common stock which was offset by the Company's $1,482,000 redemption of all of its outstanding preferred shares.

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

The Company has incurred approximately $50,000 of Year 2000 project expenses through October 3, 1999. Future expenses are expected to approximate $10,000 as the Company's current hardware systems and software, with minor modifications, have been represented by their vendors to be either Year 2000 compliant or have a Year 2000 compliant upgrade available at no charge.

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

SEASONALITY

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter-to-quarter operating results due to its high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy in general and the tourism industry in particular. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns. It is anticipated that the Company's expansion into the Midwest markets will, over time, reduce some of the existing seasonal fluctuations.

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

      Exhibit 27.  Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SHELLS SEAFOOD RESTAURANTS, INC.
                                             (Registrant)



                                   /s/ WILLIAM E. HATTAWAY
- ----------------------------       ---------------------------------------------
Date  November 16, 1999            William E. Hattaway
                                   President and Chief Executive Officer



                                   /s/ WARREN R. NELSON
- ----------------------------       ---------------------------------------------
Date  November 16, 1999            Warren R. Nelson
                                   Vice President and Chief Financial Officer