Form 10-K
period 2000-01-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2000-03-31
CIK 935066

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR (52 WEEKS) ENDED JANUARY 2, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE PERIOD FROM -------- TO--------  .

                        COMMISSION FILE NUMBER 0-28258


                       SHELLS SEAFOOD RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                         65-0427966
        ------------------------------      ---------------------
        (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)     IDENTIFICATION NUMBER)

          16313 NORTH DALE MABRY HIGHWAY
                 TAMPA, FLORIDA                      33618
     ----------------------------------------      ----------
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

                              TITLE OF EACH CLASS:
                         -----------------------------
                         COMMON STOCK, $.01 PAR VALUE.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the last sales price of the Common Stock reported on the Nasdaq National Market on March 8, 2000 and the assumption for this computation only that all directors and executive officers are affiliates of the Registrant) was $5,040,544.

     As of March 8, 2000, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,454,015.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                       (TO THE EXTENT INDICATED HEREIN)

     The Proxy Statement of Shells Seafood Restaurants, Inc. (the "Company") to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the Company's 1999 Annual Meeting of Stockholders scheduled to be held on May 17, 2000 is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

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

                                    PART I

ITEM 1. BUSINESS

     Shells Seafood Restaurants, Inc. (the "Company") was incorporated under the laws of the State of Florida in April 1993 and was reincorporated under the laws of the State of Delaware in April 1996. Effective December 1994, Shells, Inc., a Company incorporated under the laws of the State of Florida, was merged with and into the Company (the "Merger") and became a wholly-owned subsidiary of the Company.

CONCEPT AND STRATEGY

     As of January 2, 2000, the Company owned 44 Shells restaurants, owned a 51% ownership interest in one Shells restaurant (the "Melbourne Restaurant") and managed four additional Shells restaurants (the "Managed Restaurants") pursuant to contractual arrangements. Of these 49 Shells restaurants, 32 were located in Florida, nine were located in Ohio, five were located in Illinois, two were located in Indiana and one was located in Kentucky. The Company opened one restaurant during Fiscal 1999. In September 1999, the Company closed a Cincinnati, Ohio (Western Hills) restaurant, which was opened in February 1998.

     The Shells concept is designed to appeal to a broad range of customers, particularly families and young adults, by serving generous portions of high-quality seafood and offering friendly and efficient service at an attractive price point. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab, crawfish, and daily fresh fish specials, cooked to order in a variety of ways: steamed, sauteed, grilled, blackened and fried. In addition, Shells restaurants offer a wide selection of signature pasta dishes, appetizers, salads, desserts and full bar service. All Shells restaurants are open for dinner and 39 restaurant locations are also open for lunch.

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

EXPANSION STRATEGY


     In Fiscal 1997, the Company began to focus its expansion efforts in the Midwest markets. Of the nine new restaurants opened in 1997, seven were opened in Ohio and Kentucky. The Company continued its expansion in the Midwest markets by opening 10 new restaurants in 1998 and one in 1999 in these markets. The decision to expand into the Midwest markets was made in an attempt to diversify and minimize the seasonal effect of the Florida market. At the present time, the Company intends to continue to focus its efforts on increasing the financial performance of its existing restaurants and the Company as a whole, and does not have plans to open additional restaurants in Fiscal 2000.

SITE SELECTION

     The Company believes that its ability to select high-traffic, neighborhood restaurant sites is critical to its expansion strategy and, as a consequence, focuses on locations in areas with high levels of traffic which are located in close proximity to heavily populated residential and/or tourist areas. The Company considers a variety of factors in its site selection process, including local market demographics, site visibility and accessibility and proximity to highways and entertainment and tourist centers. The Company also reviews the potential competition in each market and attempts to analyze the sales volume of national chain restaurants operating in the target area. If possible, the Company prefers to locate its restaurants within close proximity to high-performing national or regional chain restaurants. The Company believes that clusters of such restaurants generate increased destination dining traffic. In addition, the Company evaluates each potential conversion site to ensure that it has sufficient dining capacity, kitchen facilities, and vehicle parking to make the site suitable for conversion. Upon selecting a restaurant location, the Company renovates the interior and exterior to conform to the prototypical Shells image. Of restaurants in operation, the Company currently leases all but six of its sites, which are financed real estate purchases.

RESTAURANT LOCATIONS

     As of March 2000, the Company managed and operated 49 restaurants. The Company's restaurants are located in the following markets: (i) the Tampa/Sarasota, Florida market consists of seven owned restaurants which are located in Brandon, Clearwater, Holmes Beach, Redington Shores, St. Petersburg, St. Pete Beach and Winter Haven, and the Managed Restaurants which are located in Carrollwood, North Tampa, Sarasota and South Tampa, (ii) the Orlando, Florida market consists of eight owned restaurants (including the Melbourne Restaurant) which are located in Altamonte Springs, Daytona Beach, Kissimmee, New Smyrna Beach, Ocala, Orlando, Winter Park and Melbourne, (iii) the South Florida market consists of six owned restaurants which are located in Coral Springs, Davie, Ft. Lauderdale, Kendall, Pembroke Pines and Sunrise, (iv) the Cincinnati, Ohio market which consists of four owned restaurants, including two in Cincinnati, Ohio proper, and one in each of Middletown, Ohio and Florence, Kentucky, (v) the West Palm Beach, Florida market consists of three owned restaurants which are located in Delray Beach, Stuart and West Palm Beach, (vi) the Cleveland, Ohio market which consists of three owned restaurants which are located in Akron, Lyndhurst and Mentor, (vii) the Chicago, Illinois market which consists of four owned restaurants which are located in Carpentersville, Oakbrook Terrace, Streamwood and Woodridge, (viii) the Fort Myers, Florida market consists of two owned restaurants which are located in Fort Myers and Port Charlotte,

(ix) the Indianapolis, Indiana market which consists of two owned restaurants,
(x) the Columbus, Ohio market which consists of two owned restaurants, one in each of Columbus and Reynoldsburg, (xi) the Bloomington, Illinois market which consists of one owned restaurant, (xii) the Dayton, Ohio market which consists of one owned restaurant, (xiii) the Jacksonville, Florida market which consists of one owned restaurant in Mandarin, and (xiv) the Tallahassee, Florida market which consists of one owned restaurant.

RESTAURANT OPERATIONS

     MANAGEMENT AND EMPLOYEES. The Company currently employs 10 area supervisors. Each area supervisor is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical dinner-only restaurant consists of one general manager, two assistant managers, a kitchen manager and approximately 40 other employees. The restaurants which are also open for lunch generally have 15 to 20 additional employees. Restaurant management participates in a discretionary quarterly bonus program based upon the financial results of their particular restaurant. Bonuses typically average between 10% and 25% of salary.

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

     RECRUITMENT AND TRAINING. The Company believes that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to the restaurants' long-term success. The Company attempts to recruit restaurant managers with significant experience in the restaurant industry. During a 12 week training program, restaurant managers are taught to promote the Company's team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. From time-to-time, the Company alternatively utilizes a seven week training program for new managers who already have significant general manager or multi-unit experience. The restaurant staff is trained on site by restaurant managers and other staff members. The Company believes that the quality and training of its restaurant managers and staff results in friendly, courteous, efficient service which contributes to a casual and pleasurable dining experience for the customer.

     PURCHASING. Obtaining a reliable supply of quality seafood at competitive prices is critical to the Company's success. The Company has formed long-term relationships with several seafood suppliers and purchases frozen seafood and certain other supplies used in restaurant operations in bulk. In addition, Shells' menu has been designed to feature seafood varieties with stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. The Company believes its diverse menu selection reduces the risk and minimizes the effect of the shortage of any seafood products. The Company generally has been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections (in response to availability and price of supply). To date, the Company generally has not experienced any significant delays in receiving its food and beverage inventories, restaurant supplies or equipment.

     In order to facilitate the distribution of seafood to its restaurants and minimize the risks relating to storing and distributing seafood, the Company has entered into a distribution agreement with U.S. Foodservice, Inc. ("U.S. Foods") whereby U.S. Foods purchases from the Company at cost and takes ownership of all frozen seafood the Company purchases. U.S. Foods stores the seafood at its cold storage facilities and the Company pays U.S. Foods a carrying cost which represents the interest expense on the average amount U.S. Foods has invested in the Company's frozen seafood. Upon the Company's direction, U.S. Foods resells the frozen seafood to the Company at cost, plus handling and delivery fees, and distributes the frozen seafood directly to the individual Shells restaurants. In addition, U.S. Foods procures, on behalf of the Company, many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups. The Company believes that if its relationship with U.S. Foods was terminated, alternate arrangements for warehousing and procurement of supplies could be made without a significant interruption of the Company's business. Although the Company believes that its relationships with its suppliers and U.S. Foods are satisfactory and that alternate sources are readily available, the loss of certain suppliers or of its relationship with U.S. Foods, or substantial price increases imposed by such suppliers, in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on the Company.

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

     The Company's area supervisors, general managers, assistant managers and kitchen managers are all responsible for properly training hourly employees and ensuring that the Company's restaurants are operated in accordance with strict health and quality standards. Compliance with the Company's quality standards is monitored by on-site visits and formal inspections by the Manager of Quality Control and the area supervisors. The Company believes that its inspection procedures and its employee training practices help the Company to maintain a high standard of quality for the food and service it provides. The

Company believes that it has not experienced any material adverse effect from contaminated foods. Nevertheless, there can be no assurance that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to the Company in particular, will not have a material adverse effect on the Company's operations and profitability.

ADVERTISING AND MARKETING

     The Company employs a marketing strategy that seeks visibility and name recognition through the use of billboards, radio and television advertisements. The Company's strategy has been to develop a significant number of restaurants in a market to provide for the Company's cost-effective use of television and radio advertising and other marketing efforts. The Company has been unable to achieve advertising efficiencies in selected markets based on the existing number of restaurants.

JOINT VENTURE AND THIRD-PARTY OWNED RESTAURANTS

     The Shells restaurant system consists of (i) 44 restaurants owned by the Company; (ii) the Melbourne Restaurant; and (iii) the four Managed Restaurants. The Company anticipates that all future restaurants will be owned, as opposed to licensed, by the Company.

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

GOVERNMENT REGULATION

     The Company is subject to extensive federal, state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant, could adversely affect the operations of the Company. Restaurant operating costs are also affected by other government actions which are beyond the Company's control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes.

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

EMPLOYEES

     As of January 2, 2000, the Company employed approximately 2,550 persons, of whom approximately 250 were management or administrative personnel employed on a salaried basis and 2,300 were employed in non-management restaurant positions on an hourly basis. The Company employed approximately 1,000 employees on a full-time basis. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are as follows:


NAME                    AGE  POSITION
---------------------  ----- --------------------------------------------------
William E. Hattaway     56   President and Director
Arthur J. DeAngelis     45   Vice President of Operations
Norma C. Karter         49   Vice President of Marketing
Warren R. Nelson        48   Vice President of Finance, Chief Financial Officer,
                             Treasurer and Secretary

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

     Arthur J. DeAngelis joined Shells Seafood Restaurants in April 1999 as Vice President of Operations. Mr. DeAngelis previously served as Market Partner with P.F. Changs China Bistro from October 1996 until December 1998. From November 1995 until October 1996, Mr. DeAngelis was employed with Quality Dining Inc. as Vice President / Concept Head of Grady's American Grill. From July 1988 until November 1995, Mr. DeAngelis was employed with Brinker International where he held positions of Senior Vice-President / Concept Head of Grady's American Grill, Vice-President of Operations and Area Director.

     Norma C. Karter joined Shells Seafood Restaurants in March 2000 as Vice President of Marketing. From April 1995 to June 1999, Ms. Karter served as Vice President of Marketing for Eateries, Inc. a $100 million restaurant chain located in Oklahoma City. Eateries is the parent company of Garfield's Restaurant & Pub, Garcia's and Pepperoni Grill. From January 1980 until August 1995, Ms. Karter was employed by Metromedia Restaurant Group, owners of Bennigan's, Ponderosa and Steak and Ale, where she held positions of Director of Marketing, Marketing Manager, and Promotion Manager.

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

     WE HAVE SIGNIFICANT CAPITAL REQUIREMENTS AND MAY NEED ADDITIONAL FINANCING. Historically, our cash requirements have exceeded our cash flow from operations. This has mainly been due to costs associated with developing and opening new restaurants. At January 2, 2000, we had a working capital deficiency of $3,925,000. We believe that projected cash flow from operations will satisfy our contemplated cash requirements for at least the next 12 months. These plans may change and our assumptions may be faulty.

     We may have to seek additional financing from other sources if:

     o  our expansion plans change;

     o our projections or assumptions are inaccurate because of unanticipated expenses;

     o  third party financing is unavailable in sufficient amounts or at all;
        and

     o projected cash flows are not sufficient to cover costs of operations, remodeling or expansion.

     We cannot assure you that third party financing will be available to us when we need it or available on acceptable terms, if at all. If we cannot obtain third party financing or other financing when we need it, this could materially adversely affect our results of operations. If we have to raise additional capital through the sale of our equity, our existing stockholders could be substantially diluted.

     WE HAVE HAD DIFFICULTY WITH OUR MIDWEST EXPANSION AND MANAGING OUR GROWTH. We initially will not be able to achieve economies of scale for advertising, marketing, costs of goods and other expenses in new markets that we experience in our established markets. Therefore, our costs per restaurant may initially be higher in new markets than in established markets. We cannot assure you that we will be successful in opening enough restaurants in any new market to generate economies of scale. In addition, successfully managing growth includes maintaining point-of-sale accounting and cash management systems, monitoring restaurants, controlling costs, tracking inventory usage, and maintaining effective quality controls. We cannot assure you that our recent historical or any future expansion will be successful.

     To date, the operating performance of the Midwest stores has been below that of the Florida stores. Many of these stores have been and continue to be unprofitable. Although we anticipate that operating performance will improve in the Midwest as operational execution and advertising efficiency is achieved in the various markets, we cannot assure you that the Midwest stores will attain the same levels of operating performance as the Florida stores, or that they will be profitable.

     In addition, if we experience prolonged periods of unfavorable operating results at existing or future restaurants or view the prospects for a restaurant to be less than satisfactory, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants, or the unsuccessful operation of a new restaurant, could have an adverse effect upon our financial condition and results of operations. In September 1999, the Company closed one of its restaurants in the Midwest and is continually monitoring the operations and financial performance with respect to certain of its other existing restaurants.

     OUR OPERATING RESULTS FLUCTUATE SEASONALLY BECAUSE OF OUR GEOGRAPHIC CONCENTRATION. The majority of our restaurants are located in primarily residential areas in Florida. We have experienced fluctuations in our quarter-to-quarter operating results because of factors including:

     o  the seasonal nature of our business;

     o  weather conditions in Florida; and

     o the health of Florida's economy in general and tourism industry in particular.

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

     THE SUPPLY AND QUALITY OF OUR SEAFOOD MAY FLUCTUATE. In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We do not maintain contracts with any of our suppliers. We generally purchase products based on purchase orders placed from time-to-time in the ordinary course of business. We also depend on U.S. Foods. U.S. Foods distributes and warehouses our frozen seafood supply and procures, distributes and stores other supplies for us. We believe that our relationships with our suppliers and U.S. Foods are satisfactory and that alternative sources are readily available. However, the loss of some suppliers or of our relationship with U.S. Foods could materially adversely affect us. Also, substantial price increases imposed by these suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on us.

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

     OUR EXPENSES FOR FOOD AND OTHER COSTS FLUCTUATE. Our profitability depends on our ability to anticipate and to react to increases in food, labor, employee benefits, and similar costs. We have limited control over these costs. Specifically, our dependence on frequent deliveries of seafood, produce and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. We have been able to anticipate and react to fluctuations in food costs by:

     o  adjusting selected menu prices;

     o  purchasing seafood directly from numerous suppliers; and

     o promoting alternative menu selections in response to price and availability of supply.

     However, we cannot assure you that we will be able to continue to anticipate and respond to supply and price fluctuations or that we will not be subject to significantly increased costs. A shortage of available seafood could cause our cost of sales to increase. Because of our low pricing structure, this could materially adversely affect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. This program may increase our seafood costs because seafood suppliers' and processors' costs in complying with this program may increase.

     OUR INDUSTRY IS HIGHLY COMPETITIVE. The restaurant industry, particularly the full-service casual dining segment, is highly competitive. We compete in the areas of:

     o  price;

     o  service;

     o food quality, including taste, freshness, healthfulness and nutritional value; and

     o  location.

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

     We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast food restaurants which specialize in a variety of entree offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. You can expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure you that:

     o consumers will be able to distinguish our products from competitive products;

     o substantially equivalent food products will not be introduced by our competitors; or

     o  we will be able to compete successfully.

     MANY FACTORS AFFECT OUR INDUSTRY. We must respond to various factors affecting the restaurant industry including:

     o  changes in consumer preferences, tastes and eating habits;

     o  demographic trends and traffic patterns;

     o  increases in food and labor costs;

     o  inflation; and

     o  national, regional and local economic conditions.

     WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION. We are subject to extensive state and local government regulation by various agencies, including:

     o state and local licensing, zoning, land use, construction and environmental regulations;

     o various regulations relating to the sale of food and alcoholic beverages;

     o regulations relating to sanitation, disposal of refuse and waste products;

     o  regulations relating to public health; and

     o  safety and fire standards.

     Our restaurants are inspected periodically by governmental agencies to ensure conformity with these regulations. If we experience difficulty or fail to obtain required licensing or other regulatory approvals, new restaurant openings could be delayed or prevented. In addition, the suspension of, or inability to renew a license at an existing restaurant would adversely affect our operations. A significant percentage of our revenue comes from sales of alcoholic beverages. State and local regulation of the sale of alcoholic beverages require us to obtain a license or permit for each of our restaurants. The failure of a restaurant to obtain or retain a license to serve liquor would materially adversely affect our operations.

     Restaurant operating costs are also affected by other government actions which are beyond our control, including increases in:

     o  the minimum hourly wage requirements;

     o  workers compensation insurance rates;

     o  health care insurance costs; and

     o  unemployment and other taxes.

     Furthermore, the Americans with Disabilities Act may require us to make certain modifications to certain of our restaurants to meet specified access and use requirements. These and other initiatives could adversely affect us, as well as the restaurant industry in general.

     WE MAY HAVE LIABILITY FOR SALES OF ALCOHOLIC BEVERAGES. We are also subject to "dram-shop" statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In certain states, statutes also provide that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by or resulting from the intoxication of a minor under certain conditions. A vendor can be held liable under certain conditions for damage caused by a person who was served alcoholic beverages by that vendor. In addition, significant national attention is currently focused on the problem of drunk driving, which could result in the adoption of additional legislation. This could increase our potential liability for damage or injury caused by our customers.

     WE MAY NOT BE ABLE TO PROTECT OUR SERVICEMARKS AND PROPRIETARY INFORMATION. We own two United States registrations for the servicemarks that we use, including the name "Shells." We believe that our servicemarks have significant value and are essential to our ability to create demand for and awareness of our restaurants. We cannot assure you, however, that our servicemarks:

     o  do not or will not violate the proprietary rights of others;

     o  would be upheld if challenged; or

     o  that we would not be prevented from using our servicemarks.

Any of these occurrences could materially adversely affect us. In addition, we cannot assure you that we will have the financial resources necessary to enforce or defend our servicemarks.

     We also rely on trade secrets and proprietary know-how. We employ various methods to protect our concepts and recipes. However, these methods may not completely protect us. We cannot assure you that others will not independently develop similar know-how or obtain access to our know-how, concepts and recipes. Although we generally enter into confidentiality agreements with our executives and managers, we cannot assure you that these agreements will adequately protect our trade secrets.

     OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE. We maintain insurance, including insurance relating to personal injury, in amounts which we currently consider adequate. Nevertheless, a partially or completely uninsured claim against us, if successful, could materially adversely affect us.

     WE DEPEND ON KEY PERSONNEL. Our success is largely dependent upon our executive management and other key personnel. We have entered into employment agreements with our executives. The loss of the services of one of our executives or other key personnel could materially adversely affect us. We have obtained and are the beneficiary of a $1,700,000 key man life insurance policy on the life of Mr. Hattaway. Our success may also depend on our ability to attract and retain qualified management restaurant industry personnel, particularly as we expand into new markets.

     CONTROL BY MANAGEMENT. Our executive officers and directors beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result, such persons, acting together, will be able to exert significant influence and control over us, including the election of our directors, regarding any proposed dissolution, merger or sale of our assets, and generally in the direction of our affairs.

     ABSENCE OF DIVIDENDS. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

     PROVISIONS WITH POTENTIAL ANTI-TAKEOVER EFFECT. Our certificate of incorporation provides that we may issue up to 2,000,000 shares of preferred stock from time-to-time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock. The Board also is authorized to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by our stockholders. The board of directors may authorize and issue preferred stock with voting, dividend, liquidation, conversion or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In addition, the potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock. We have no present intention to issue any shares of our preferred stock; however, we cannot assure you that we will not do so in the future.

ITEM 2. PROPERTIES

     The Company leases 8,100 square feet of space in Tampa, Florida for its executive offices. The lease is terminable by either party upon four months prior written notice. The annual rent payable under the lease is approximately $117,000.

     All but six of the Company's existing restaurants in operation are leased properties. In the future, the Company intends to lease most of its properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of the Company leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, the Company is required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases generally have initial terms ranging from five to 20 years and renewal options ranging from five to 20 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The common stock of the Company is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market under the symbol "SHLL". Prior to February 1998, the common stock was traded on the Nasdaq Small Cap System. The following table sets forth the high and low per share price of the Company's common stock as reported by Nasdaq.

                                COMMON STOCK
                           -----------------------
                              HIGH          LOW
                           ----------   ----------
FISCAL 1997
-----------
First quarter ..........    $  9.37      $  8.37
Second quarter .........    $ 11.00      $  7.87
Third quarter ..........    $ 14.75      $ 10.12
Fourth quarter .........    $ 14.37      $  8.87

FISCAL 1998
-----------
First quarter ..........    $ 11.63      $  7.56
Second quarter .........    $ 11.75      $  9.63
Third quarter ..........    $ 11.50      $  4.38
Fourth quarter .........    $  6.00      $  3.25

FISCAL 1999
-----------
First quarter ..........    $  5.50      $  3.50
Second quarter .........    $  4.75      $  3.50
Third quarter ..........    $  4.25      $  2.63
Fourth quarter .........    $  3.75      $  2.06

     The number of stockholders of record of the Company's common stock on March 8, 2000 was approximately 250.

     The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the Company. The historical consolidated financial data for the Company is for the year (52 weeks) ended January 2, 2000 ("Fiscal 1999"), the year (53 weeks) ended January 3, 1999 ("Fiscal 1998"), and the years (52 weeks) ended December 28, 1997 ("Fiscal 1997"), December 29, 1996 ("Fiscal 1996"), and December 31, 1995 ("Fiscal 1995"). This consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except per share and number of restaurants data).

                                              YEAR (52 WEEKS)   YEAR (53 WEEKS)            YEAR (52 WEEKS) ENDED
                                                   ENDED             ENDED      -------------------------------------------
                                                 JANUARY 2,       JANUARY 3,     DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                    2000             1999            1997           1996           1995
                                             ----------------- ---------------- -------------- -------------- -------------
Statement of Operations Data:
Revenues
 Restaurant sales ..........................     $94,798           $83,734         $64,914        $39,405        $28,269
 Management fees ...........................         407               415             398            388            352
                                                 -------           -------         -------        -------        -------
 Total revenues ............................      95,205            84,149          65,312         39,793         28,621
                                                 -------           -------         -------        -------        -------
Costs and expenses
 Cost of sales .............................      34,356            29,342          22,967         14,017         11,220
 Labor and other related
   expenses ................................      27,839            23,749          17,674         10,221          7,680
 Other restaurant operating
   expenses ................................      20,623            17,317          13,432          8,266          6,301
 General and administrative
   expenses ................................       7,438             6,210           4,940          3,351          2,316
 Depreciation and amortization .............       3,320             2,702           1,788            927            664
 Pre-opening expenses ......................         215             2,306           1,646            347            295
 Provision for impairment of
   assets ..................................       4,595               620              --             --             --
                                                 -------           -------         -------        -------        -------
Income (loss) from operations ..............      (3,181)            1,903           2,865          2,664            145
Other income (expense):
 Interest expense, net .....................        (789)             (341)           (148)          (170)          (409)
 Other expense, net ........................          (6)              (18)            (44)          (233)           (33)
                                                 -------           -------         -------        -------        -------
Income (loss) before elimination of
 minority partner interest and
 income taxes ..............................      (3,976)            1,544           2,673          2,261           (297)
Elimination of minority partner
 interest ..................................        (250)             (179)           (174)          (169)          (106)
                                                 -------           -------         -------        -------        -------
Income (loss) before benefit
 (provision) for income taxes ..............      (4,226)            1,365           2,499          2,092           (403)
Income tax benefit (provision) (1) .........       1,512               158            (849)          (648)            --
Cumulative effect of change in
 accounting principle for pre-
 opening costs, net of income tax
 benefit ...................................          --              (692)             --             --             --
                                                 -------           -------         -------        -------        -------
Net income (loss) ..........................      (2,714)              831           1,650          1,444           (403)
Preferred shares accretion .................          --              (111)            (74)          (117)          (167)
                                                 -------           -------         -------        -------        -------
Net income (loss) applicable to
 common stock ..............................     $(2,714)          $   720         $ 1,576        $ 1,327        $  (570)
                                                 =======           =======         =======        =======        =======

                                                            FISCAL YEARS ENDED
                                                -------------------------------------------
                                                 JANUARY 2,     JANUARY 3,     DECEMBER 28,
                                                    2000           1999            1997
                                                ------------   ------------   -------------
Basic net income (loss) per share ...........     $ (0.61)        $ 0.16         $ 0.42
Diluted net income (loss) per share .........     $ (0.61)        $ 0.15         $ 0.33


                                                                           FISCAL YEARS ENDED
                                                               -------------------------------------------
                                                                JANUARY 2,     JANUARY 3,     DECEMBER 28,
                                                                   2000           1999            1997
                                                               ------------   ------------   -------------
Operating Data:
System-wide sales:
 Company-owned restaurants (2) .............................    $  94,798       $ 83,734       $ 64,914
 Licensed restaurants ......................................       10,166         10,385          9,947
                                                                ---------       --------       --------
                                                                $ 104,964       $ 94,119       $ 74,861
                                                                =========       ========       ========
Number of restaurants (at end of period):
 Company-owned restaurants (2) .............................           45             45             36
 Licensed restaurants ......................................            4              4              4
                                                                ---------       --------       --------
                                                                       49             49             40
                                                                ---------       --------       --------
Average annual sales per Company-owned and
 joint venture restaurant open for full period (3) .........    $   2,197       $  2,156       $  2,110
Increase in Company-owned and joint venture
 restaurant same store sales (3) ...........................          3.9%           2.5%           2.5%


                                               JANUARY 2,     JANUARY 3,     DECEMBER 28,     DECEMBER 29,     DECEMBER 31,
                                                  2000           1999            1997             1996             1995
                                              ------------   ------------   --------------   --------------   -------------
Balance sheet data:
Working capital (deficiency) ..............     $ (3,925)      $ (4,047)        $   484         $ (1,418)       $ (4,722)
Total assets ..............................       30,668         34,895          26,566           18,373          10,438
Long-term debt ............................        5,656          5,189           1,449            1,161           1,706
Minority partner interest .................          590            519             514              512             574
Redeemable preferred shares ...............           --             --           1,372            1,668           1,551
Stockholders' equity (deficiency) .........       13,746         16,460          14,521            7,472            (889)

----------------
(1) The effective tax rates for fiscal years 1999, 1998 and 1997 include the effect of recognizing tax benefits that were fully reserved prior to 1997. The effect of recognizing these benefits, primarily related to net operating loss carryforwards from prior years, is to reduce the effective income tax rate for the fiscal years 1999, 1998 and 1997 to 36%, 36% and 34%, respectively. The effective tax rate for fiscal 1998 was also affected by a $650,000 benefit related to the reduction in the tax asset valuation allowance.

(2) Includes one Company owned restaurant which until July 14, 1995 was owned by a joint venture and one joint venture restaurant in which the Company has a 51% equity interest.

(3) Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As of January 2, 2000, the Company owned 44 Shells restaurants and a 51% ownership interest in the Melbourne Restaurant. In addition, the Company managed and operated four Managed Restaurants. The Company's restaurants average approximately 6,700 square feet in size and have an average seating capacity of approximately 220 seats. Average annual restaurant sales during the year (52 weeks) ended January 2, 2000 for the 30 restaurants open for the full year were approximately $2,197,000. The Company's food sales and liquor sales accounted for 89% and 11% of revenues, respectively, for the year (52 weeks) ended January 2, 2000.

     The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales. The Company's fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31.

                                                                                   FISCAL YEARS ENDED
                                                                       -------------------------------------------
                                                                        JANUARY 2,     JANUARY 3,     DECEMBER 28,
                                                                           2000           1999            1997
                                                                       ------------   ------------   -------------
REVENUES:
 Restaurant sales ..................................................        99.6%          99.5%           99.4%
 Management fees ...................................................         0.4%           0.5%            0.6%
                                                                           -----          -----           -----
                                                                           100.0%         100.0%          100.0%
                                                                           -----          -----           -----
COST OF EXPENSES:
 Cost of sales (1) .................................................        36.2%          35.0%           35.4%
 Labor and other related expenses (1) ..............................        29.4%          28.4%           27.2%
 Other restaurant operating expenses (1) ...........................        21.8%          20.7%           20.7%
                                                                           -----          -----           -----
 Total restaurant costs and expenses (1) ...........................        87.4%          84.1%           83.3%
                                                                           -----          -----           -----
 General and administrative expenses ...............................         7.8%           7.4%            7.6%
 Depreciation and amortization .....................................         3.5%           3.2%            2.7%
 Pre-opening expenses ..............................................         0.2%           2.7%            2.5%
 Provision for impairment of assets ................................         4.8%           0.7%            0.0%
                                                                           -----          -----           -----
 Income (loss) from operations .....................................        -3.3%           2.3%            4.4%
 Interest expense, net .............................................        -0.8%          -0.4%           -0.2%
 Other income (expense), net .......................................        -0.1%          -0.1%           -0.1%
 Elimination of minority partner interest ..........................        -0.3%          -0.2%           -0.3%
                                                                          ------         ------          ------
 Income (loss) before benefit (provision) for income taxes .........        -4.5%           1.6%            3.8%
 Income tax benefit (expense) ......................................         1.6%           0.2%           -1.3%
Cumulative effect of change in accounting for pre-opening
 costs, net of income tax benefit ..................................         0.0%          -0.8%            0.0%
                                                                          ------         ------          ------
Net income (loss) ..................................................        -2.9%           1.0%            2.5%
                                                                          ======         ======          ======

----------------
(1)  As a percentage of restaurant sales.

RESULTS OF OPERATIONS

FISCAL 1999 VERSUS FISCAL 1998

     Total revenues for the 52 weeks ended January 2, 2000 ("Fiscal 1999") were $95,205,000 as compared to $84,149,000 for the 53 weeks ended January 3, 1999 ("Fiscal 1998"). The $11,056,000 or 13.1% increase in revenues primarily was due to the opening of one new restaurant during 1999, the opening of 10 restaurants at various times during 1998, the addition of lunch in 24 restaurants, and, to a lesser extent, a 3.9% increase in same store sales and selective menu price increases, offset in part by an additional week of revenues for Fiscal 1998 and the closing of one restaurant in September 1999.

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

     The cost of restaurant sales as a percentage of restaurant sales increased to 36.2% for Fiscal 1999 from 35.0% for Fiscal 1998. This increase was due to the addition of free bread service, the effect of combination platters that were added to the menu in January 1999 to enhance value, and an increase in purchase costs related to mahi and crab products. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

     Labor and other related expenses as a percentage of restaurant sales increased to 29.4% during Fiscal 1999 as compared to 28.4% for Fiscal 1998. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants caused by lower unit sales volumes as compared to its Florida restaurants, coupled with higher hourly wage rates, and the addition of lunch service in 24 restaurants which resulted in reduced labor efficiency in certain restaurants. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits and taxes.

     Other restaurant operating expenses as a percentage of restaurant sales increased to 21.8% for Fiscal 1999 as compared with 20.7% for Fiscal 1998. The increase was due to increased advertising expenses in certain markets where the Company has not achieved media efficiencies as well as higher operating expenses as a percentage of sales in the Midwest restaurants due to lower unit sales volumes. Other restaurant operating expenses generally consist of advertising, supervision, operating supplies, repairs and maintenance, rent and other occupancy costs and utilities.

     General and administrative expenses as a percentage of revenues increased to 7.8% for Fiscal 1999 as compared with 7.4% for Fiscal 1998. The increase was due to $330,000 in severance expense in the fourth quarter of Fiscal 1999 as well as increased salaries related to two additional area supervisors in the Midwest during Fiscal 1999. General and administrative expenses relate to the operations of all Shells restaurants owned by the Company and management services that the Company provides to the Managed Restaurants.

     Depreciation and amortization expenses as a percentage of revenues increased to 3.5% for Fiscal 1999 as compared with 3.2% for Fiscal 1998. The increase was primarily due to new restaurant development in 1998 including the depreciation of higher capitalized build-out costs of the Midwest restaurants as well as renovations of existing restaurants.

     Pre-opening expenses decreased from 2.7% of revenues in Fiscal 1998 to 0.2% in Fiscal 1999. This decrease was attributed to 10 restaurant openings during Fiscal 1998 as compared with one restaurant opening during Fiscal 1999.

     The provision for impaired assets was $4,595,000 or 4.8% of revenues for Fiscal 1999 as compared to $620,000 or 0.7% of revenues for Fiscal 1998. In the fourth quarters of Fiscal 1999 and Fiscal 1998, the Company recorded the pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No.
121. The asset impairment charge in Fiscal 1999 related to 11 restaurants, eight restaurants in the Midwest and three restaurants in Florida and in Fiscal 1998 related to one Midwest restaurant which was closed in September 1999. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants, certain of which are negative. The Company currently intends to continue operating these restaurants.

     The net interest expense increased $448,000 to $789,000 for Fiscal 1999 from $341,000 for Fiscal 1998. The increase was due to mortgage financing of two properties acquired in each of Fiscal 1998 and Fiscal 1999, finance charges relating to equipment from Fiscal 1998 new restaurant openings and increased finance charges relating to the Company's forward purchases of inventory holdings by U.S. Foodservice. The interest income was lower during Fiscal 1999 as compared with Fiscal 1998 due to the higher average cash balance during Fiscal 1998 resulting from income from operations and the proceeds from the exercise of warrants to purchase common stock.

     A benefit for income taxes of $1,512,000 was recognized for Fiscal 1999 as compared to $158,000 during Fiscal 1998. The increased benefit was attributable to the $4,595,000 asset impairment charge as well as reduced income from operations exclusive of the non-recurring charges. In Fiscal 1998, the Company recognized a $650,000 reduction in the valuation allowance which offset the provision for income taxes.

     The Company's operating results were adversely affected by performance issues primarily in the Midwest. As a result of the performance of the Midwest restaurants coupled with the other factors discussed above, the Company's income from operations decreased $5,084,000 to a loss from operations of $3,181,000 for Fiscal 1999 as compared with income from operations of $1,903,000 for Fiscal 1998. This decrease in income from operations was $3,200,000, excluding the effect of pre-opening expenses and asset impairment charges. The Company's incurred a net loss of $2,714,000 for Fiscal 1999 in comparison to net income of $831,000 for Fiscal 1998.

FISCAL 1998 VERSUS FISCAL 1997

     Total revenues increased by $18,837,000 or 28.8% from $65,312,000 in Fiscal 1997 to $84,149,000 in Fiscal 1998. Most of the year-to-year increase was attributable to new restaurant openings, 53 weeks included in Fiscal 1998 versus 52 weeks in Fiscal 1997, as well as a 2.5% increase in same store sales. The Company opened 10 restaurants during Fiscal 1998, five of which opened in the fourth quarter, and closed one restaurant in January 1998. The increase in same store sales was due to selected menu price adjustments in the beginning of Fiscal 1998 which were offset by slight decreases in customer traffic.

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

     Pre-opening expenses were 2.7% of revenues for Fiscal 1998 as compared with 2.5% for Fiscal 1997. The 2.7% in Fiscal 1998 is exclusive of the one-time charge of $692,000 related to the Company's early adoption of a new accounting standard which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The increases for Fiscal 1998 exclusive of the one-time charge were attributed to the 10 units that were opened in Fiscal 1998 as compared with nine units opened during Fiscal 1997.

     Provision for impaired assets was $620,000 or 0.7% of revenues for Fiscal 1998. In the fourth quarter, the Company recorded the pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. The write-down was related to one restaurant.

     Income from operations decreased $963,000 from $2,865,000 in Fiscal 1997 to $1,902,000 in Fiscal 1998. This decline was attributable to the provision for impaired assets as well as the increase in pre-opening expenses recognized during Fiscal 1998. The income from operations as a percentage of restaurant sales decreased by 2.1%, from 4.4% of revenues in Fiscal 1997 to 2.3% of revenues in Fiscal 1998, primarily due to the increased labor and related expenses as well as the provision for impaired assets.

     Net interest expense increased $193,000 from $148,000 in Fiscal 1997 to $341,000 in Fiscal 1998. The increase was attributable to $5,053,000 in new borrowings during 1998 resulting from the purchase of two restaurant properties as well as the financing related to new restaurant equipment.

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

     The cumulative effect of a change in accounting principle resulted in the Company recognizing a $1,081,000 pre-tax charge, $692,000 net of income taxes, relating to the write-off of pre-opening costs. This change resulted from the early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption has been made effective as of the beginning of Fiscal 1998. As a result of the adoption, the Company began reporting pre-opening costs as part of its restaurant operating expenses, which in turn resulted in lower future amortization expense. Since the Company has amortized pre-opening costs over a one-year period following the opening of its restaurants, the impact of the accounting change is not expected to materially affect the Company's future net operating results, although the quarterly fluctuations may be magnified based upon the timing of restaurant openings.

     The net income decreased $819,000 to $831,000 for Fiscal 1998 as compared with $1,650,000 for Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents a summary of the Company's cash flows for the last three fiscal years (in thousands):


                                                           1999          1998           1997
                                                       -----------   ------------   -----------
Net cash provided by operating activities ..........    $  1,529      $   6,285      $  5,184
Net cash used in investing activities ..............      (3,783)       (11,050)       (7,233)
Net cash provided by financing activities ..........         472          4,173         4,330
                                                        --------      ---------      --------
Net (decrease) increase in cash ....................    $ (1,782)     $    (592)     $  2,281
                                                        ========      =========      ========

     As of January 2, 2000, the Company's current liabilities of $8,885,000 exceeded its current assets of $4,960,000, resulting in a working capital deficiency of $3,925,000. With the exception of 1997, consistent with industry practice, the Company has generally operated with negative working capital as a result of costs associated with new restaurants and remodeling existing restaurants, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable. The use of current assets for investment in leasehold improvements, land and buildings, and equipment has also contributed to a deficiency in working capital.

     During Fiscal 1999, the Company's cash position decreased by $1,782,000. Net cash provided by operating activities totaled $1,529,000, while cash used in investing activities was $3,783,000 which related to capital expenditures in connection with the opening of one new restaurant, the remodeling of certain existing restaurants, and the purchases of two previously leased sites at an aggregate cost of $1,650,000. The net cash provided by financing activities was $472,000, which consisted of $1,355,000 in borrowings less repayments of debt ($883,000).

     The Company believes that cash flows from operations coupled with the funds available from anticipated third party financing and cash balances at January 2, 2000, will be sufficient to satisfy its contemplated cash requirements for at least 12 months. The Company does not plan to open any new restaurants during fiscal year 2000, as it focuses on taking corrective actions aimed at mitigating factors that management believes contributed to the operating losses in many of the Midwest units.

     The Company from time-to-time may utilize real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary to facilitate expansion. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses or construction or other delays or difficulties or otherwise), projected cash flow or third party financing otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to the Company when needed, on acceptable terms, or at all. Effective November 16, 1999, the Company has a $1,000,000 line of credit available until January 31, 2001 through its Chairman, Frederick R. Adler. As consideration for granting the Company this line of credit, the expiration date of certain outstanding warrants to purchase common stock held by Mr. Adler or related parties was extended to January 31, 2001. The Company has $918,000 of principal indebtedness due in 2000 which is expected to be repaid out of the Company's cash flow from operations.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

     The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter to quarter operating results due, in large measure, to its high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy in general and the tourism industry in particular. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns. It is anticipated that the Company's Midwest markets will, over time, reduce some of the existing seasonal fluctuations.

     In addition, quarterly results have been substantially affected by the timing of new restaurant openings both in and outside of Florida. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

YEAR 2000 ISSUE

     The Company incurred approximately $60,000 of Year 2000 project expenses through January 2, 2000. The Company did not experience any adverse effects on its financial condition or results of operations as a result of any Year 2000 problems.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends upon the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to materially affect the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS


                                   INDEX TO

                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                              PAGE
                                                                              -----
Independent Auditors' Report ................................................   30

Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999 .......   31

Consolidated Statements of Operations for the year (52 weeks) ended
 January 2, 2000, the year (53 weeks) ended January 3, 1999 and the
 year (52 weeks) ended December 28, 1997 ....................................   32

Consolidated Statements of Stockholders' Equity for the year (52 weeks) ended
 January 2, 2000, the year (53 weeks) ended January 3, 1999 and the
 year (52 weeks) ended December 28, 1997 ....................................   33

Consolidated Statements of Cash Flows for the year (52 weeks) ended
 January 2, 2000, the year (53 weeks) ended January 3, 1999 and
 the year (52 weeks) ended December 28, 1997 ................................   34

Notes to Consolidated Financial Statements ..................................   35

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders
Shells Seafood Restaurants, Inc.
Tampa, Florida

     We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") as of January 2, 2000 and January 3, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year (52 weeks) ended January 2, 2000, the year (53 weeks) ended January 3, 1999 and the year (52 weeks) ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 2, 2000 and January 3, 1999 and the results of its operations and its cash flows for the year (52 weeks) ended January 2, 2000, the year (53 weeks) ended January 3, 1999 and the year (52 weeks) ended December 28, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1998.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Tampa, Florida
February 18, 2000

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            JANUARY 2, 2000     JANUARY 3, 1999
                                                           -----------------   ----------------
                      ASSETS
Cash ...................................................      $ 2,940,919         $ 4,723,121
Inventories ............................................        1,029,324             954,066
Other current assets ...................................          703,548           1,282,641
Receivables from related parties .......................          191,528              35,261
Deferred tax asset, net ................................           94,551             110,551
                                                              -----------         -----------
   Total current assets ................................        4,959,870           7,105,640
Property and equipment, net ............................       18,314,555          22,240,255
Prepaid rent ...........................................          544,093             622,368
Other assets ...........................................          691,894             690,571
Goodwill ...............................................        3,092,995           3,299,191
Deferred tax asset, net ................................        3,064,449             937,449
                                                              -----------         -----------
    TOTAL ASSETS .......................................      $30,667,856         $34,895,474
                                                              ===========         ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .......................................      $ 3,755,225         $ 6,318,544
Accrued expenses .......................................        3,742,582           3,432,332
Sales tax payable ......................................          469,061             489,688
Current portion of long-term debt ......................          917,728             912,333
                                                              -----------         -----------
   Total current liabilities ...........................        8,884,596          11,152,897
Deferred rent ..........................................        1,791,625           1,574,092
Long-term debt, less current portion ...................        5,656,493           5,189,481
                                                              -----------         -----------
   Total liabilities ...................................       16,332,714          17,916,470
Minority partner interest ..............................          589,583             519,257
                                                              -----------         -----------
STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value; authorized
  2,000,000 shares; none issued or outstanding .........               --                  --
Common stock, $.01 par value; authorized
  20,000,000 shares; 4,454,015 shares issued
  and outstanding ......................................           44,540              44,540
Additional paid-in-capital .............................       14,161,010          14,161,010
Retained earnings (deficit) ............................         (459,991)          2,254,197
                                                              -----------         -----------
   Total stockholders' equity ..........................       13,745,559          16,459,747
                                                              -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............      $30,667,856         $34,895,474
                                                              ===========         ===========

                 See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FISCAL YEARS ENDED
                                                          --------------------------------------------
                                                             JANUARY 2,     JANUARY 3,    DECEMBER 28,
                                                                2000           1999           1997
                                                          --------------- -------------- -------------
REVENUES: ...............................................    95,204,840     84,149,214     65,312,464
                                                             ----------     ----------     ----------
COST AND EXPENSES:
 Cost of sales ..........................................    34,355,725     29,341,688     22,967,259
 Labor and other related expenses .......................    27,839,524     23,749,450     17,673,808
 Other restaurant operating expenses ....................    20,622,781     17,317,281     13,431,530
 General and administrative expenses ....................     7,437,718      6,210,113      4,940,173
 Depreciation and amortization ..........................     3,320,289      2,701,969      1,788,358
 Pre-opening expenses ...................................       214,864      2,305,944      1,646,271
 Provision for impairment of assets .....................     4,595,000        620,000             --
                                                             ----------     ----------     ----------
                                                             98,385,901     82,246,445     62,447,399
                                                             ----------     ----------     ----------
INCOME (LOSS) FROM OPERATIONS ...........................    (3,181,061)     1,902,769      2,865,065
                                                             ----------     ----------     ----------
OTHER INCOME (EXPENSE):
 Interest expense .......................................      (921,227)      (550,267)      (364,645)
 Interest income ........................................       131,773        209,583        216,654
 Other expense, net .....................................        (6,090)       (17,711)       (44,500)
                                                             ----------     ----------     ----------
                                                               (795,544)      (358,395)      (192,491)
                                                             ----------     ----------     ----------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY PARTNER
 INTEREST AND INCOME TAXES ..............................    (3,976,605)     1,544,374      2,672,574
ELIMINATION OF MINORITY PARTNER INTEREST ................      (249,583)      (179,257)      (174,047)
                                                             ----------     ----------     ----------
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR
 INCOME TAXES ...........................................    (4,226,188)     1,365,117      2,498,527
BENEFIT (PROVISION) FOR INCOME TAXES ....................     1,512,000        158,000       (849,000)
                                                             ----------     ----------     ----------
INCOME (LOSS) BEFORE THE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE .........................    (2,714,188)     1,523,117      1,649,527
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
 PRE-OPENING COSTS, NET OF INCOME TAX BENEFIT ...........            --       (692,000)            --
                                                             ----------     ----------     ----------
NET INCOME (LOSS) .......................................    (2,714,188)       831,117      1,649,527
PREFERRED SHARES ACCRETION ..............................            --       (110,644)       (74,000)
                                                             ----------     ----------     ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ............  $ (2,714,188)   $   720,473    $ 1,575,527
                                                           ============    ===========    ===========
BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........  $      (0.61)   $      0.32    $      0.42
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE .................            --          (0.16)            --
                                                           ------------    -----------    -----------
 BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK ......  $      (0.61)   $      0.16    $      0.42
                                                           ============    ===========    ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING ...............................     4,454,015      4,447,881      3,726,949
                                                           ============    ===========    ===========
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........  $      (0.61)   $      0.29    $      0.33
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE .................            --          (0.14)            --
                                                           ------------    -----------    -----------
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK .....  $      (0.61)   $      0.15    $      0.33
                                                           ============    ===========    ===========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING ...............................     4,454,015      4,958,052      4,750,620
                                                           ============    ===========    ===========

                 See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK        ADDITIONAL      RETAINED
                                              ----------------------    PAID-IN        EARNINGS
                                                 SHARES     AMOUNT      CAPITAL       (DEFICIT)         TOTAL
                                              ----------- ---------- ------------- --------------- ---------------
Balance at December 29, 1996 ................  3,297,536   $32,975    $ 7,480,548   $    (41,803)   $  7,471,720

 Net income .................................                                          1,649,527       1,649,527

 Shells Inc. preferred shares accretion .....                                            (74,000)        (74,000)

 Issuance of common stock and warrants ......    929,526     9,295      5,464,447                      5,473,742
                                               ---------   -------    -----------                   ------------
Balance at December 28, 1997 ................  4,227,062    42,270     12,944,995      1,533,724      14,520,989

 Net income .................................                                            831,117         831,117

 Shells Inc. preferred shares accretion .....                                           (110,644)       (110,644)

 Issuance of common stock ...................    226,953     2,270      1,216,015                      1,218,285
                                               ---------   -------    -----------                   ------------
Balance at January 3, 1999 ..................  4,454,015    44,540     14,161,010      2,254,197      16,459,747

 Net loss ...................................                                         (2,714,188)     (2,714,188)
                                                                                    ------------    ------------
Balance at January 2, 2000 ..................  4,454,015   $44,540    $14,161,010   $   (459,991)   $ 13,745,559
                                               =========   =======    ===========   ============    ============

                         See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FISCAL YEARS ENDED
                                                          ----------------------------------------------------------
                                                           JANUARY 2, 2000     JANUARY 3, 1999     DECEMBER 28, 1997
                                                          -----------------   -----------------   ------------------
OPERATING ACTIVITIES:
 Net income (loss) ....................................     $ (2,714,188)       $     831,117        $  1,649,527
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Depreciation and amortization .......................        3,320,289            2,701,969           1,788,358
  Amortization of Pre-opening expenses ................               --            2,305,944           1,646,271
  Loss on impairment of assets ........................        4,595,000              620,000                  --
  Cumulative effect of accounting change ..............               --              692,000                  --
  Minority partner interest ...........................           70,326                5,210               2,237
  Changes in assets and liabilities:
   Increase in inventories ............................          (75,258)             (92,819)           (197,684)
   (Increase) decrease in receivables from related
     parties ..........................................         (156,267)             104,687              (7,900)
   Decrease (increase) in other assets ................          577,770           (2,857,134)         (1,958,181)
   Increase in deferred tax assets ....................       (2,111,000)          (1,048,000)                 --
   Decrease (increase) in prepaid rent ................           78,275             (298,047)             50,400
   (Decrease) increase in accounts payable ............       (2,563,319)           2,512,911           1,318,690
   Increase in accrued expenses .......................          310,250              550,928             721,616
   (Decrease) increase in sales tax payable ...........          (20,627)             171,465              35,257
   Decrease in income taxes payable ...................               --             (275,216)           (221,000)
   Increase in deferred rent ..........................          217,533              359,949             356,313
                                                            ------------        -------------        ------------
    Total adjustments .................................        4,242,972            5,453,847           3,534,377
                                                            ------------        -------------        ------------
    Net cash provided by operating activities .........        1,528,784            6,284,964           5,183,904
                                                            ------------        -------------        ------------
INVESTING ACTIVITIES:
 Purchase of property and equipment ...................       (3,783,393)         (11,049,890)         (7,233,151)
                                                            ------------        -------------        ------------
 Net cash used in investing activities ................       (3,783,393)         (11,049,890)         (7,233,151)
                                                            ------------        -------------        ------------
FINANCING ACTIVITIES:
 Proceeds from debt financing .........................        1,355,000            5,053,545             703,884
 Repayment of debt ....................................         (882,593)            (616,058)         (1,476,835)
 Redemption of preferred shares .......................               --           (1,482,496)           (370,624)
 Proceeds from the issuance of common stock ...........               --            1,218,285           5,473,742
                                                            ------------        -------------        ------------
 Net cash provided by financing activities ............          472,407            4,173,276           4,330,167
                                                            ------------        -------------        ------------
 Net (decrease) increase in cash ......................       (1,782,202)            (591,650)          2,280,920
CASH AT BEGINNING OF PERIOD ...........................        4,723,121            5,314,771           3,033,851
                                                            ------------        -------------        ------------
CASH AT END OF PERIOD .................................     $  2,940,919        $   4,723,121        $  5,314,771
                                                            ============        =============        ============
Supplemental disclosure of cash flow information:
 Cash paid for interest ...............................     $    877,188        $     524,671        $    377,865
 Cash paid for income taxes ...........................     $    599,000        $     932,813        $  1,070,000

                 See notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") manages and operates 49 full service, casual dining seafood restaurants in Florida, Illinois, Indiana, Kentucky, and Ohio under the name "Shells". The Company was incorporated on April 29, 1993 and began operations in August 1993.

     In August 1993, the Company purchased from Shells, Inc. the servicemark "Shells" as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". The Company subsequently acquired Shells, Inc. effective December 29, 1994.

     Principles of Consolidation -- The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries as well as a joint venture partnership in which the Company is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

     Fiscal Year -- The Company's fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. The Fiscal years ended January 2, 2000 ("Fiscal 1999"), January 3, 1999 ("Fiscal 1998"), and December 28, 1997 ("Fiscal 1997")
were 52, 53 and 52 weeks, respectively.

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

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
Leasehold improvements and buildings are depreciated over the shorter of the lease term or the estimated useful life and range from five to 30 years. Useful lives for equipment, furniture and fixtures, and signs range from five to 10 years.

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

     Impairment of Long-Lived Assets -- Property and equipment, goodwill and other intangible assets are reviewed quarterly or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in the cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of those assets. If the total of future undiscounted cash flows were less than the carrying amount of the property, fixtures and equipment, the carrying amount is written down to the fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

     Income Taxes -- The Company uses the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

     Net income (loss) per share of common stock -- Net income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. The basic net income (loss) per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) outstanding. The diluted net loss per common share is computed by dividing net loss by the weighted average common shares outstanding excluding common stock equivalents as they would be anti-dilutive.

     Fair Value of Financial Instruments -- The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of long-term debt approximates fair value based upon quoted market information as available. As judgment is involved, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

     Comprehensive Income -- The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1998. SFAS No. 130 requires disclosure of comprehensive income including per share amounts in addition to the existing statements of earnings. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding charges resulting from investments by owners (e.g. supplemental stock offerings) and distributions to owners
(e.g. dividends). For each of the years presented, there are no items requiring separate disclosure in accordance with this statement.

     Operating Segments -- The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the first quarter of Fiscal 1998. SFAS No. 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this statement and has determined that currently it operates within one segment, as defined in this statement.

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends upon the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to materially affect the Company's consolidated financial statements.

     Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

2. OTHER CURRENT ASSETS


     Other current assets consist of the following:

                                     JANUARY 2,      JANUARY 3,
                                        2000            1999
                                    ------------   -------------
   Prepaid expenses .............     $499,653     $  616,643
   Accounts receivable ..........      181,251        660,566
   Other current assets .........       22,644          5,432
                                      --------     ----------
                                      $703,548     $1,282,641
                                      ========     ==========

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                 JANUARY 2,        JANUARY 3,
                                                                    2000              1999
                                                              ---------------   ---------------
   Leasehold improvements .................................   $ 8,338,690       $ 9,415,479
   Equipment ..............................................     7,876,853         8,329,204
   Furniture and fixtures .................................     4,790,375         5,341,091
   Land and buildings .....................................     6,011,552         4,228,492
   Signage ................................................       900,604         1,003,951
   Construction in progress ...............................            --           520,829
                                                              -----------       -----------
                                                               27,918,074        28,839,046
   Less accumulated depreciation and amortization .........    (9,603,519)       (6,598,791)
                                                              -----------       -----------
                                                              $18,314,555       $22,240,255
                                                              ===========       ===========

4. ACCRUED EXPENSES


     Accrued expenses consist of the following:



                                  JANUARY 2,      JANUARY 3,
                                     2000            1999
                                 ------------   -------------
   Accrued payroll ...........   $1,288,458     $1,195,863
   Accrued insurance .........      869,079        930,459
   Unearned revenue ..........      753,859        630,865
   Other .....................      831,186        675,145
                                 ----------     ----------
                                 $3,742,582     $3,432,332
                                 ==========     ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                         JANUARY 2,      JANUARY 3,
                                                                            2000            1999
                                                                        ------------   -------------
Finance agreements, collateralized by equipment, principal and interest due monthly through April 2002, interest rates ranging
  from 6.8% - 11.0%. ................................................   $1,815,608     $2,330,988

$1,000,000 promissory note with a bank collateralized by real property owned by the Company. Interest is payable monthly based on the Wall Street Journal published prime rate minus
  0.50%. Principal is payable monthly based on a 15 year
  amortization with unpaid principal due January 2001. The interest rates were 8.0% and 7.25% at January 2, 2000 and
  January 3 1999, respectively. .....................................      929,000        970,000

$915,000 promissory note with a bank collateralized by real
  property owned by the Company. Interest is payable monthly based on the Wall Street Journal published prime rate minus
  0.50%. Principal is payable monthly based on a 15 year
  amortization with unpaid principal due July 2001. The interest rates were 8.0% and 7.25% at January 2, 2000 and
  January 3 1999, respectively. .....................................      865,000        901,000

$700,000 promissory note with a bank collateralized by real
  property owned by the Company. Interest is payable monthly based on the Wall Street Journal published prime rate minus
  0.50%. Principal is payable monthly based on a 15 year
  amortization with unpaid principal due November 2004. The
  interest rate was 8.0% at January 2, 2000. ........................      698,164             --

$655,000 promissory note collateralized by real property owned by the Company. Payments are $8,000 monthly with unpaid principal
  due May 2008. The interet rate is fixed at 10.0%. .................      634,151             --

$850,000 promissory note with a bank collateralized by equipment owned by the Company. Interest is payable monthly based on the
  Wall Street Journal published prime rate minus 0.50%. Principal payments of $14,167 payable monthly through January 2003. The interest rates were 8.0% and 7.25% at January 2, 2000 and
  January 3, 1999, respectively. ....................................      524,167        694,167

$447,500 promissory note with a bank collateralized by real
  property owned by the Company. Interest is payable monthly based on the one month LIBOR rate plus 2.25%. Principal
  is payable monthly based on a twelve year amortization with unpaid principal due November 2001. The interest rates
  were 8.7125% and 7.87% at January 2, 2000 and
  January 3, 1999, respectively. ....................................      355,000        385,000

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT--(CONTINUED)

                                                                             JANUARY 2,       JANUARY 3,
                                                                                2000             1999
                                                                           --------------   -------------
$453,000 promissory note with a bank collateralized by real
 property owned by the Company. Interest is payable monthly
 based on the prime rate plus 1%. Principal is payable $2,520 monthly with all unpaid principal due in September 2001. The interest rates were 9.50% and 8.75% at January 2, 2000 and
 January 3, 1999, respectively. ........................................        357,495         382,695

$540,000 non-interest bearing note, principal payable in variable monthly installments through December 2004. The balances are net of imputed interest of $97,375 and $126,403 at January 2,
  2000 and January 3, 1999, respectively, at 11%. The note is collateralized by a leasehold interest in certain property and fixed
  assets of the Company. ...............................................        223,085         249,119

$500,000 non-interest bearing note, principal payable in variable annual installments with a balloon payment due in the amount of
  $116,000 in 2002, net of imputed interest of $52,617 and $72,175 at January 2, 2000 and January 3, 1999, respectively, at 9%. The note is collateralized by a leasehold interest in certain property
  and fixed assets of the Company. .....................................        172,551         188,845
                                                                             ----------      ----------
                                                                              6,574,221       6,101,814
Less current portion ...................................................       (917,728)       (912,333)
                                                                             ----------      ----------
                                                                             $5,656,493      $5,189,481
                                                                             ==========      ==========

     The annual maturities of debt as of January 2, 2000 are as follows:

              2000 .........................   $  917,728
              2001 .........................    3,193,311
              2002 .........................      983,074
              2003 .........................      499,875
              2004 .........................      563,076
              Thereafter ...................      417,157
                                               ----------
                                               $6,574,221
                                               ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES

      Prior to January 1, 1995, the Company agreed to pay $520,000 and $540,000 over 10 year periods as inducements to obtain leases for certain restaurant sites. These amounts, net of interest imputed at 9% and 11%, respectively, have been recorded as prepaid rent and are being amortized over the terms of the leases.

     With the exception of six sites, the Company conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for the Company to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under these leases was $4,551,000, $3,916,000, and $3,112,000 which includes contingent rent of $509,000, $431,000, and $365,000 for Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively. The approximate future minimum rental payments under such operating leases as of January 2, 2000 are as follows:


            2000 ........................   $ 3,508,000
            2001 ........................     3,092,000
            2002 ........................     3,127,000
            2003 ........................     2,677,000
            2004 ........................     2,312,000
            Thereafter ..................     7,492,000
                                            -----------
                                            $22,208,000
                                            ===========

     These leases expire at various dates through the year 2015 but contain renewal options for additional periods.

     The Company has entered into employment agreements with four officers that include salaries ranging from $125,000 to $195,000 per year for each of the officers. The employment agreements are annual and are renewed automatically on the respective anniversary dates, unless either party provides notice of intent not to renew.

     During 1996, the Company entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined ("royalty"), of each of the restaurants opened and continued to be operated by the Company at each of the six sites through the end of the initial terms of the respective leases. The base terms expire at various dates between 2003 and 2015. These restaurants were opened during December 1996 and the royalty expense related to these restaurants was $120,000,

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
$116,000, and $126,000 for Fiscal 1999, Fiscal 1998, and Fiscal 1997,
respectively. During 1998, the Company paid a $12,000 royalty settlement related to the Miami restaurant which was closed in January, 1998.

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

     The Joint Venture had profits of $514,000, $358,000, and $350,000 during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The Joint Venture paid the Company $185,000, $157,000, and $150,000 in management and license fees for Fiscal 1999, Fiscal 1998, and Fiscal 1997, respectively.

     The Joint Venture agreement, which was effective March 1994, as amended March 1995, contains a purchase option for the Company to purchase the WLH Investments interest in the Joint Venture, or conversely, for WLH Investments to put their interest in the Joint Venture to the Company, for a purchase price of $750,000 payable by the issuance of the Company's common stock having a value of $750,000. The option is exercisable at any time following the date the Company's common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through January 2, 2000.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY

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

     On June 16, 1997, the Company gave notice to the holders of all of its outstanding publicly registered Common Stock Purchase Warrants (the "Public Warrants") that the Company would redeem the Public Warrants on July 16, 1997 (the "Redemption Date"), at a redemption price of $0.10 per Public Warrant. In addition, simultaneous with the delivery of notice to the holders of the Public Warrants, the Company gave notice of redemption to holders of warrants to purchase an additional 112,376 shares of Common Stock at an exercise price of $6.00 per share (the "Private Warrants" and together with the Public Warrants, the "Warrants"). Warrants to purchase approximately 917,000 shares were exercised generating proceeds, net of expenses, of approximately $5,474,000 during Fiscal 1997. The Warrants were exercisable until July 16, 1997.

9. REDEEMABLE PREFERRED SHARES

     Shells, Inc. had 148,250 outstanding shares of 5% non-cumulative preferred shares ("Shells, Inc. Preferred Shares") as of December 28, 1997. The Company had agreed that it would use the proceeds received from the exercise of the Shells, Inc. Warrants (Note 8) to redeem the Shells, Inc. Preferred Shares, at a redemption price of $10.00 per share. The Company redeemed all issued and outstanding Shells Inc. Preferred Shares during Fiscal 1998.

     The carrying amount of Shells, Inc. Preferred Shares was recorded at its estimated fair market value and was periodically accreted using the interest method, so that the carrying amount would equal the total redemption value as of the anticipated redemption dates. Each increase in the carrying amount of preferred shares subject to redemption was treated in the calculation of earnings per share in the same manner as preferred share dividends. Shells, Inc. Preferred Shares accretion amounted to $110,644 and $74,000 during Fiscal 1998 and Fiscal 1997, respectively.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

10. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 are as follows:

                                                            FISCAL YEARS ENDED
                                             ------------------------------------------------
                                                JANUARY 2,       JANUARY 3,      DECEMBER 28,
                                                   2000             1999             1997
                                             ---------------   --------------   -------------
   Federal
    Current ..............................    $    540,000       $  571,000        $678,000
    Deferrred ............................      (1,905,000)        (124,000)             --
                                              ------------       ----------        --------
                                                (1,365,000)         447,000         678,000
                                              ------------       ----------        --------
   State
    Current ..............................          59,000          149,000         171,000
    Deferrred ............................        (206,000)        (104,000)             --
                                              ------------       ----------        --------
                                                  (147,000)          45,000         171,000
                                              ------------       ----------        --------
   Tax asset valuation allowance .........              --         (650,000)             --
                                              ------------       ----------        --------
                                              $ (1,512,000)      $ (158,000)       $849,000
                                              ============       ==========        ========

     The Company's effective tax rate is composed of the following for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively:



                                                                    FISCAL YEARS ENDED
                                                        -------------------------------------------
                                                         JANUARY 2,     JANUARY 3,     DECEMBER 28,
                                                            2000           1999            1997
                                                        ------------   ------------   -------------
   Federal statutory rate ...........................       (34.0)%         34.0%          34.0%
   State income tax, net of federal benefit .........       ( 3.5)           2.2            4.5
   FICA tip credits .................................       ( 7.1)         (14.7)          (7.7)
   Goodwill amortization ............................         1.7            5.1            2.8
   Valuation allowance adjustment ...................          --          (47.6)          (5.3)
   Other ............................................         7.1            9.4            5.7
                                                            -----          -----           ----
                                                            (35.8)%        (11.6)%         34.0%
                                                            =====          =====           ====

     As of January 2, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,902,000 which expire between Fiscal 2006 and Fiscal 2009. The Company also has approximately $743,000 of general business credit carryforwards which expire by 2018. The Company had an ownership change in both Fiscal 1994 and Fiscal 1996 as defined by Internal Revenue Code Section 382, which limits the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $25,000 per year. Any portion of the $25,000 amount not utilized in any year will carry forward to the following year subject to the 15 year limitation on carryforward of net operating losses and credits. All of the Company's net operating loss

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

10. INCOME TAXES--(CONTINUED)
carryforwards and approximately $71,000 of credits are subject to the annual limitation. For financial reporting purposes, a valuation allowance of $827,000 as of January 2, 2000 has been recognized to offset the deferred tax assets.

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

     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                             JANUARY 2, 2000
                                                ------------------------------------------
                                                  CURRENT     NON-CURRENT        TOTAL
                                                ----------   -------------   -------------
   Basis difference in fixed assets and other
     assets .................................   $    --      $1,238,000       $1,238,000
   Accrued liabilities ......................   562,000         697,000        1,259,000
   Net operating loss carryforwards .........                   746,000          746,000
   General business credits .................                   743,000          743,000
                                                -------      ----------       ----------
                                                562,000       3,424,000        3,986,000
   Valuation allowance ......................                                   (827,000)
                                                                              ----------
                                                                              $3,159,000
                                                                              ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

10. INCOME TAXES--(CONTINUED)

                                                               JANUARY 3, 1999
                                                 -------------------------------------------
                                                   CURRENT     NON-CURRENT         TOTAL
                                                 ----------   -------------   --------------
   Preopening costs and other assets .........   $    --      $  68,000         $   68,000
   Accrued liabilities .......................   415,000        248,000            663,000
   Net operating loss carryforwards ..........                  749,000            749,000
   General business credits ..................                  395,000            395,000
                                                 -------      ---------         ----------
                                                 415,000      1,460,000          1,875,000
   Valuation allowance .......................                                    (827,000)
                                                                                ----------
                                                                                $1,048,000
                                                                                ==========


                                                              DECEMBER 28, 1997
                                                 -------------------------------------------
                                                   CURRENT     NON-CURRENT         TOTAL
                                                 ----------   -------------   --------------
   Preopening costs and other assets .........   $    --       $ (582,000)    $ (582,000)
   Accrued liabilities .......................   404,000          497,000        901,000
   Net operating loss carryforwards ..........                    752,000        752,000
   General business credits ..................                    290,000        290,000
                                                 -------       ----------     ----------
                                                 404,000          957,000      1,361,000
   Valuation allowance .......................                                (1,361,000)
                                                                              ----------
                                                                              $       --
                                                                              ==========

11. RELATED PARTY TRANSACTIONS

     The Company manages three restaurants pursuant to a management and license agreement which became effective July 1993. These entities are deemed to be related parties based on the Company's ability to influence the management and operating policies of the managed restaurants. The Company provides management services and licenses the Company's proprietary information required to operate the restaurant for a management fee of 4% of restaurant sales. The management agreements outline the respective owners ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories and working capital. A fourth restaurant is operated by the Company, for a management fee of 4%, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by the Company for Shells restaurants. The management fees earned under these agreements were approximately $407,000, $415,000, and $398,000 for Fiscal 1999, Fiscal 1998, and Fiscal 1997,
respectively.

     The Company has also entered into option agreements with three of the licensees, effective July 1993, which were amended in August 1995, documenting the terms by which

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

11. RELATED PARTY TRANSACTIONS--(CONTINUED)

the Company can acquire the restaurants assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of the Company's common stock at the prevailing market price. The option is exercisable by either party upon the Company averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through January 2, 2000.

     Effective March 23, 1999, the Company entered into a consulting agreement with Richard A. Mandell, a Director of the Company's Board. The agreement, which is renewable annually, requires payment of $5,000 quarterly as compensation for consulting services. Additionally, Mr. Mandell was granted options to purchase 20,000 shares of the Company's common stock at $2.00, the market price on the date of grant. Mr. Mandell was paid $15,000 for consulting services during Fiscal 1999.

     Effective November 16, 1999, Frederick R. Adler, the Company's Chairman, extended a $1,000,000 line of credit to the Company until January 31, 2001. In consideration for this line of credit, 425,000 warrants to purchase common stock issued to The Adler Children Trust and 2001 Partners, L.P. and scheduled to expire December 31, 1999, were extended until January 31, 2001. There were no borrowings against this line of credit during 1999.

12. STOCK COMPENSATION PLAN

     On September 11, 1995, the Company's Board of Directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of 10 years. The weighted average remaining contractual life for the options outstanding at January 2, 2000 for both plans is approximately six years. The 1995 Employee Stock Option Plan provided for the issuance of options to purchase a total of 240,000 shares which, effective May 20, 1997, was increased to 340,000 shares. The 1996 Employee Stock Option Plan provided for the issuance of options to purchase a total of 101,000 shares.

     As of January 2, 2000, options to purchase 378,043 shares had been granted, 264,709 of which were exercisable. There were 10,333 shares purchased through the exercise of these options through 1999. The exercise prices of the outstanding options ranged from $2.88 to $5.75. Effective November 3, 1998, options were reissued at the market price on that date of $5.75, for certain option holders who were previously issued options at market prices above $5.75. A total of 62,000 options were repriced at $5.75.

     On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan authorized a total of 100,000 shares to be reserved for issuance under

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

12. STOCK COMPENSATION PLAN--(CONTINUED)

this director's compensation plan. The Company granted options to purchase 14,000, 35,000 and 10,000 shares during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively, at the market price on the date of grant, 27,500 of which were exercisable as of
January 2, 2000.

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans; accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share applicable to common stock on a pro forma basis would have been as follows for Fiscal 1999, Fiscal 1998 and Fiscal 1997:

                                                         1999              1998             1997
                                                   ----------------   -------------   ---------------
   Net income (loss) applicable to common
     stock .....................................     $ (2,753,314)      $ 580,851       $ 1,530,540
   Basic net income (loss) per share ...........     $      (0.62)      $    0.14       $      0.41
   Diluted net income (loss) per share .........     $      (0.62)      $    0.13       $      0.32

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants: (i) no dividend yield; (ii) expected volatility of 55%, 44%, and 54% for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively; (iii) a risk-free interest rate of 6.5%, 5.3%, and 5.5% for Fiscal 1999, Fiscal 1998 and Fiscal 1997,
respectively; and (iv) an estimated option life of three and a half years. The results reported above may vary depending on the assumptions applied within the model.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

12. STOCK COMPENSATION PLAN--(CONTINUED)

     Option activity is summarized below:

                                                 NUMBER OF      OPTION        AVERAGE
                                                   SHARES        PRICE         PRICE
                                                -----------   ------------   ----------
   Outstanding at December 29, 1996 .........     258,960    $5.00 - $5.75   $  5.05
    Granted .................................      45,000      5.75 - 9.50      7.76
    Exercised ...............................      (9,332)     5.00 - 6.63      5.06
    Cancelled ...............................      (1,667)            5.00      5.00
                                                  -------
   Outstanding at December 28, 1997 .........     292,961      5.00 - 9.50      5.41
    Granted .................................      87,500     3.50 - 11.00      5.81
    Exercised ...............................      (1,001)            5.00      5.00
    Cancelled ...............................     (18,667)    5.00 - 11.25      8.04
                                                  -------
   Outstanding at January 3, 1999 ...........     360,793     5.00 - 11.00      5.50
    Granted .................................     107,500      2.88 - 5.13      3.86
    Cancelled ...............................     (31,250)     3.78 - 5.13      5.07
                                                  -------
   Outstanding at January 2, 2000 ...........     437,043   $2.88 - $11.00   $  4.97
                                                  =======

13. EARNINGS PER SHARE

     The following table represents the computation of basic and diluted earnings per share of common stock as required by SFAS No. 128

                                                                        FISCAL YEARS ENDED
                                                          -----------------------------------------------
                                                             JANUARY 2,       JANUARY 3,     DECEMBER 28,
                                                                2000             1999            1997
                                                          ----------------   ------------   -------------
   Net Income (loss) ..................................     $ (2,714,188)    $ 831,117       $1,649,527
   Preferred share accretion ..........................               --      (110,644)         (74,000)
                                                            ------------     ----------      ----------
   Net income (loss) applicable to
     common stock .....................................     $ (2,714,188)    $ 720,473       $1,575,527
                                                            ============     ==========      ==========
   Weighted common shares outstanding .................        4,454,015     4,447,881        3,726,949
   Basic net income (loss) per share of
     common stock .....................................     $      (0.61)    $    0.16       $     0.42
   Effect of dilutive securities:
   Warrants ...........................................               --       481,428          897,103
   Stock options ......................................               --        28,743          126,568
                                                            ------------     ----------      ----------
   Diluted weighted common shares outstanding .........        4,454,015     4,958,052        4,750,620
                                                            ------------     ----------      ----------
   Diluted net income (loss) per share of
     common stock .....................................     $      (0.61)    $    0.15       $     0.33
                                                            ============     ==========      ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

13. EARNINGS PER SHARE--(CONTINUED)

     Diluted earnings per common share excludes anti-dilutive stock options and warrants of 65,000, 90,000, and 15,500, during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

14. PROVISION FOR IMPAIRMENT OF ASSETS

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

     In the fourth quarters of Fiscal 1999 and Fiscal 1998, the Company recorded provisions of $4,595,000 and $620,000, respectively, for the write-down of certain impaired assets in accordance with SFAS No. 121. The 1999 write-down related to 11 restaurants while the 1998 write-down related to one restaurant. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants.

15. ADOPTION OF STATEMENT OF POSITION 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES"

     The Company chose early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption was made effective the beginning of Fiscal 1998. As a result of the adoption, the Company began reporting pre-opening costs as incurred and not through amortization expense over the subsequent 12 month period as was done historically. The cumulative effect of the change in accounting which totaled $692,000 net of income tax benefits or $0.14 per share diluted, was recorded as a one-time charge in the Company's Fiscal 1998 results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section entitled "Proposal -- Election of Directors" in the Company's Proxy Statement (the "Proxy Statement" to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders, scheduled to be held on May 17, 2000, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

     (a) Financial Statements

     (1) and (2) See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

     (3) Exhibits

   Exhibits Nos. 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.53 and 10.54 are
   management contracts, compensatory plans or arrangements.

 EXHIBIT                                            DESCRIPTION
--------   --------------------------------------------------------------------------------------------
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

10.17      Distributor agreement, dated June 1, 1999, between U.S. Foodservice and Shells Seafood
           Restaurants, Inc.

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

10.21      Management and License Agreement, dated March 1, 1994, between Shells of Melbourne
           Joint Venture and Shells Seafood Restaurants, Inc.*

 EXHIBIT                                              DESCRIPTION
---------   ----------------------------------------------------------------------------------------------
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

 EXHIBIT                                         DESCRIPTION
---------   -------------------------------------------------------------------------------------
10.43       Loan agreement, dated February 3, 1998, between Shells Seafood Restaurants, Inc. and
            Manufacturers Bank of Florida, in the initial principal amount of $1,000,000.**

10.44       Purchase and Sale agreement, dated October 22, 1997, between Shells Seafood
            Restaurants, Inc. and Vicorp Restaurants, Inc.**

10.45       First amendment to the Purchase and Sale agreement, dated October 22, 1997, between
            Shells Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.**

10.46       Second amendment to the Purchase and Sale agreement, dated October 22, 1997, between
            Shells Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.**

10.47       Asset Purchase and Sale agreement between Shells Seafood Restaurants, Inc. and Chi-
            Chi's, Inc. dated March 12, 1998**

10.48       First amendment to the Asset Purchase and Sale agreement between Shells Seafood
            Restaurants, Inc. and Chi-Chi's, Inc.**

10.49       Second amendment to the Asset Purchase and Sale agreement between Shells Seafood
            Restaurants, Inc. and Chi-Chi's, Inc. **

10.50       Third amendment to the Asset Purchase and Sale agreement between Shells Seafood
            Restaurants, Inc. and Chi-Chi's, Inc.**

10.51       Promissory Note, dated July 1, 1998, between Shells Seafood Restaurants, Inc. and
            Manufacturers Bank of Florida, in the initial principal amount of $915,000.**

10.52       Consulting agreement, dated March 23, 1999, between Richard A. Mandell and Shells
            Seafood Restaurants, Inc.

10.53       Employment Agreement, dated April 14, 1999, between Arthur J. DeAngelis and Shells
            Seafood Restaurants, Inc.

10.54       Employment Agreement, dated February 28, 2000, between Norma C. Karter and Shells
            Seafood Restaurants, Inc.*

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


                                 SHELLS SEAFOOD RESTAURANTS, INC.


                                  BY: /s/ WILLIAM E. HATTAWAY
                                      -----------------------
                                          William E. Hattaway
Dated: March 20, 2000                     President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
/s/  WILLIAM E. HATTAWAY             President and Director         March 20, 2000
------------------------------
     William E. Hattaway

/s/  WARREN R. NELSON                Vice President of Finance,     March 20, 2000
------------------------------       Chief Financial Officer,
     Warren R. Nelson                Treasurer and Secretary

/s/  FREDERICK R. ADLER              Chairman of the Board          March 20, 2000
------------------------------
     Frederick R. Adler

/s/  PHILIP R. CHAPMAN               Director                       March 20, 2000
           Philip R. Chapman

/s/  CHRISTOPHER D. ILLICK           Director                       March 20, 2000
------------------------------
     Christopher D. Illick

/s/  RICHARD A. MANDELL              Director                       March 20, 2000
------------------------------
     Richard A. Mandell

/s/  KAMAL MUSTAFA                   Director                       March 20, 2000
------------------------------
     Kamal Mustafa

/s/  JAY S. NICKSE                   Director                       March 20, 2000
------------------------------
     Jay S. Nickse