Form 10-Q
period 2000-04-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2000-05-16
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________

                           COMMISSION FILE NO. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                65-0427966
   ------------------------------       ------------------------------------
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
REQUIREMENTS FOR THE PAST 90 DAYS. YES[X]   NO [ ]

             CLASS                                   OUTSTANDING AT MAY 11, 2000
----------------------------                         ---------------------------
COMMON STOCK, $.01 PAR VALUE                                   4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

   ITEM 1 - FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS AS OF APRIL 2, 2000 (UNAUDITED)
             AND JANUARY 2, 2000                                          3

       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS
             ENDED APRIL 2, 2000 AND APRIL 4, 1999                        4

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 13
             WEEKS ENDED APRIL 2, 2000 AND APRIL 4, 1999                  5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)           6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      CONDITION AND RESULTS OF OPERATIONS                                 7-9

PART II - OTHER INFORMATION                                               10

SIGNATURES                                                                11

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           APRIL 2, 2000   JANUARY 2, 2000
                                                           -------------   ---------------
ASSETS
Cash                                                      $  5,311,079      $  2,940,919
Inventories                                                  1,104,631         1,029,324
Other current assets                                         1,511,633           703,548
Receivables from related parties                               213,268           191,528
Deferred tax asset, net                                        314,551            94,551
                                                          ------------      ------------
     Total current assets                                    8,455,162         4,959,870
Property and equipment, net                                 17,934,097        18,314,555
Prepaid rent                                                   524,524           544,093
Other assets                                                   687,676           691,894
Goodwill                                                     3,041,446         3,092,995
Deferred tax asset, net                                      2,360,159         3,064,449
                                                          ------------      ------------
TOTAL ASSETS                                              $ 33,003,064      $ 30,667,856
                                                          ============      ============
LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                          $  4,611,317      $  3,755,225
Accrued expenses                                             3,999,198         3,742,582
Sales tax payable                                              658,516           469,061
Current portion of long-term debt                              920,227           917,728
                                                          ------------      ------------
     Total current liabilities                              10,189,258         8,884,596
Deferred rent                                                1,872,627         1,791,625
Long-term debt, less current portion                         5,638,887         5,656,493
                                                          ------------      ------------
     Total liabilities                                      17,700,772        16,332,714

Minority partner interest                                      570,546           589,583
                                                          ------------      ------------
STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                 --                --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding            44,540            44,540
Additional paid-in-capital                                  14,161,010        14,161,010
Retained earnings (deficit)                                    526,196          (459,991)
                                                          ------------      ------------
     Total stockholders'  equity                            14,731,746        13,745,559
                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 33,003,064      $ 30,667,856
                                                          ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         13 WEEKS ENDED
                                                  --------------------------------
                                                  APRIL 2, 2000      APRIL 4, 1999
                                                  -------------      -------------
REVENUES                                          $ 25,850,919       $ 26,618,667
                                                  ------------       ------------
COST AND EXPENSES:
  Cost of revenues                                   9,261,168          9,254,340
  Labor and other related expenses                   7,400,011          7,581,150
  Other restaurant operating expenses                4,930,126          5,449,543
  General and administrative expenses                1,812,437          1,789,992
  Depreciation and amortization                        676,549            786,545
  Pre-opening expenses                                    --              214,864
                                                  ------------       ------------
                                                    24,080,291         25,076,434
                                                  ------------       ------------

INCOME FROM OPERATIONS                               1,770,628          1,542,233
                                                  ------------       ------------
OTHER INCOME (EXPENSE):
  Interest expense                                    (226,612)          (225,106)
  Interest income                                       35,497             38,416
  Other expense, net                                   (11,363)           (29,466)
                                                  ------------       ------------
                                                      (202,478)          (216,156)
                                                  ------------       ------------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES            1,568,150          1,326,077

ELIMINATION OF MINORITY PARTNER INTEREST               (95,963)           (63,337)
                                                  ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES             1,472,187          1,262,740

PROVISION FOR INCOME TAXES                            (486,000)          (464,000)

                                                  ------------       ------------
NET INCOME                                        $    986,187       $    798,740
                                                  ============       ============

BASIC NET INCOME PER SHARE OF COMMON STOCK        $       0.22       $       0.18
                                                  ============       ============
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                         4,454,015          4,454,015
                                                  ============       ============

DILUTED NET INCOME PER SHARE OF COMMON STOCK      $       0.22       $       0.17
                                                  ============       ============
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                         4,454,083          4,602,738
                                                  ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  13 WEEKS ENDED
                                                         -------------------------------
                                                         APRIL 2, 2000     APRIL 4, 1999
                                                         -------------     -------------
OPERATING ACTIVITIES:
      Net income                                          $   986,187       $   798,740
      Adjustments to reconcile net income to net
         cash provided by operating activities:
        Depreciation and amortization                         676,549           786,545
        Minority partner interest                             (19,037)          (65,920)
      Changes in assets and liabilities:
        Increase in inventories                               (75,307)         (102,470)
        Increase in receivables from related parties          (21,740)          (94,189)
        Increase in other assets                             (803,867)         (219,060)
        Decrease in prepaid rent                               19,569            19,568
        Decrease in deferred tax asset                        484,290            16,000
        Increase (decrease) in accounts payable               856,092        (1,380,892)
        Increase in accrued expenses                          256,616           432,357
        Increase in sales tax payable                         189,455           233,465
        Increase in income taxes payable                         --             329,903
        Increase in deferred rent                              81,002           100,546
                                                          -----------       -----------
      Total adjustments                                     1,643,622            55,853
                                                          -----------       -----------
      Net cash provided by operating activities             2,629,809           854,593
                                                          -----------       -----------
INVESTING ACTIVITIES:
      Purchase of property and equipment                     (244,542)         (815,322)
                                                          -----------       -----------
      Net cash used in investing activities                  (244,542)         (815,322)
                                                          -----------       -----------
FINANCING ACTIVITIES:
      Proceeds from debt financing                            245,432              --
      Repayment of debt                                      (260,539)         (232,109)
                                                          -----------       -----------
      Net cash used in financing activities                   (15,107)         (232,109)
                                                          -----------       -----------

      Net increase (decrease) in cash                       2,370,160          (192,838)

CASH AT BEGINNING OF PERIOD                                 2,940,919         4,723,121
                                                          -----------       -----------
CASH AT END OF PERIOD                                     $ 5,311,079       $ 4,530,283
                                                          ===========       ===========
Supplemental disclosure of cash flow information:
      Cash paid for interest                              $   224,451       $   183,106
      Cash paid for income taxes                          $     1,710       $     7,500

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended January 2, 2000 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.

2. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

                                                       13 WEEKS ENDED
                                                ------------------------------
                                                APRIL 2, 2000    APRIL 4, 1999
                                                -------------    -------------
Net income applicable to common stock             $  986,187      $  798,840
                                                  ==========      ==========

Weighted common shares outstanding                 4,454,015       4,454,015
Basic net income per share of common stock        $     0.22      $     0.18
Effect of dilutive securities:
  Warrants                                              --           148,298
  Stock options                                           68             425
                                                  ----------      ----------
Diluted weighted common shares outstanding         4,454,083       4,602,738
                                                  ----------      ----------
Diluted net income per share of common stock      $     0.22      $     0.17
                                                  ==========      ==========

The earnings per share calculations excluded 1,400,125 options and warrants and 604,460 options and warrants during the first quarters of 2000 and 1999, respectively, as the exercise price of the options and warrants were greater than the average market price of the common shares.

3. NEW ACCOUNTING PRONOUNCEMENT

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

                                                      13 WEEKS ENDED
                                              ------------------------------
                                              APRIL 2, 2000    APRIL 4, 1999
                                              -------------    -------------
REVENUES                                         100.0%            100.0%
                                                 -----             -----
COST AND EXPENSES:
  Cost of revenues                                35.8%             34.8%
  Labor and other related expenses                28.6%             28.5%
  Other restaurant operating expenses             19.1%             20.5%
                                                 -----             -----
  Total restaurant costs and expenses             83.5%             83.8%
                                                 -----             -----

  General and administrative expenses              7.0%              6.7%
  Depreciation and amortization                    2.6%              3.0%
  Pre-opening expenses                             0.0%              0.8%
Income from operations                             6.8%              5.8%
                                                 -----             -----

Interest expense, net                             -0.7%             -0.8%
Other expense, net                                 0.0%             -0.1%
Elimination of minority partner interest          -0.4%             -0.2%
                                                 -----             -----
Income before provision for taxes                  5.7%              4.7%
Provision for income taxes                        -1.9%             -1.7%
                                                 -----             -----
Net income                                         3.8%              3.0%
                                                 =====             =====

13 WEEKS ENDED APRIL 2, 2000 AND APRIL  4, 1999

REVENUES. Total revenues for the first quarter of 2000 were $25,851,000 as compared to $26,619,000 for the first quarter of 1999. The $768,000, or 2.9% decrease in revenues was due to the decrease in sales per unit in the Midwest restaurants and the closing of one restaurant in September 1999, partially offset by a 1.6% increase in comparable store sales. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

COST OF REVENUES. The cost of revenues as a percentage of revenues increased to 35.8% for the first quarter of 2000 from 34.8% for the first quarter of 1999. This increase primarily was due to rising shrimp costs coupled with the implementation, during the second half of 1999, of happy hour discounting for alcoholic beverages throughout the chain. The Company is continually anticipating and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to control the cost of revenues.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses as a percentage of revenues increased slightly to 28.6% during the first quarter of 2000 as compared to 28.5% for the first quarter of 1999. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants and general increases in hourly wage rates.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of revenues decreased to 19.1% for the first quarter of 2000 as compared with 20.5% for the first quarter of 1999. The decrease primarily was due to reduced advertising expenses throughout the various markets in which the Company operates. The Company is continuing to evaluate its advertising expenses and strategies in all markets which are not media efficient.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues increased to 7.0% for the first quarter of 2000 as compared with 6.7% for the first quarter of 1999. The increase was due to the addition of two area supervisors during the second half of 1999 and, to a lesser extent, severance expense that was recognized during the first quarter of 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of revenues decreased to 2.6% for the first quarter of 2000 from 3.0% in the first quarter of 1999. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of an asset impairment in the fourth quarter of 1999.

PROVISION FOR INCOME TAXES. A provision for income taxes of $486,000 was recognized for the first quarter of 2000 as compared to $464,000 during the same quarter in 1999. The increase related to an increase in income before the provision for income taxes, offset in part by a reduced effective tax rate of 33% in 2000 as compared with 36% in 1999.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations increased $229,000 to $1,771,000 for the first quarter of 2000 from $1,542,000 for the first quarter of 1999. Net income increased to $986,000 from $799,000 for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of April 2, 2000, the Company's current liabilities of $10,189,000 exceeded its current assets of $8,455,000, resulting in a working capital deficiency of $1,734,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the first quarter of 2000 was $2,630,000 as compared with $855,000 for the first quarter of 1999. The net increase of $1,775,000 primarily was attributable to increases in accounts payable as well as decreases in deferred tax assets, partially offset by increases in other assets.

The cash used in investing activities decreased to $245,000 for the first quarter of 2000 as compared with $815,000 for the first quarter of 1999. The decrease of $570,000 was due to the Company opening one new restaurant during the first quarter of 1999 as compared with remodeling and equipment replacement costs during the first quarter of 2000.

The cash used in financing activities was $15,000 in the first quarter of 2000 as compared with $232,000 cash used in financing activities for the first quarter of 1999. The decrease in cash used in financing activities primarily was due to $245,000 in new borrowings during the first quarter of 2000.

SEASONALITY

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter-to-quarter operating results due primarily to its high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy in general and the tourism industry in particular. The Company's Midwest restaurants are also influenced by weather conditions and other seasonal factors. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

In addition, quarterly results have been, and in the future could be, affected by the timing of new restaurant openings both in and outside of Florida. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

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

                                   SHELLS SEAFOOD RESTAURANTS, INC.
                                   --------------------------------
                                            (Registrant)



                                   /s/ WILLIAM E. HATTAWAY
--------------------               -----------------------
Date  May 11, 2000                 William E. Hattaway
                                   President

                                   /s/ WARREN R. NELSON
--------------------               ------------------------
Date  May 11, 2000                 Warren R. Nelson
                                   Vice President and Chief Financial Officer