Form 10-Q
period 2000-07-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2000-08-16
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

           CLASS                                 OUTSTANDING AT AUGUST 15, 2000
           -----                                 ------------------------------
COMMON STOCK, $.01 PAR VALUE                                4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE NUMBER

      ITEM 1 - FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS AS OF JULY 2, 2000 (UNAUDITED)
                  AND JANUARY 2, 2000                                             3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 AND
                  26 WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999                    4

            CONSOLIDATED STATEMENTS OF CASH FLOWS    (UNAUDITED) FOR THE 26
                  WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999                       5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)              6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                             7-10

PART II - OTHER INFORMATION                                                       11

SIGNATURES                                                                        12

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       (UNAUDITED)
                                                       JULY 2, 2000           JANUARY 2, 2000
                                                       ------------           ---------------
ASSETS
Cash                                                   $  5,955,463             $  2,940,919
Inventories                                               1,172,263                1,029,324
Other current assets                                      1,125,731                  703,548
Receivables from related parties                            242,574                  191,528
Deferred tax asset, net                                     314,551                   94,551
                                                       ------------             ------------
     Total current assets                                 8,810,582                4,959,870
Property and equipment, net                              17,505,857               18,314,555
Prepaid rent                                                504,955                  544,093
Other assets                                                734,452                  691,894
Goodwill                                                  2,989,897                3,092,995
Deferred tax asset, net                                   2,363,159                3,064,449
                                                       ------------             ------------
TOTAL ASSETS                                           $ 32,908,902             $ 30,667,856
                                                       ============             ============
LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                       $  4,318,048             $  3,755,225
Accrued expenses                                          4,485,603                3,742,582
Sales tax payable                                           488,079                  469,061
Current portion of long-term debt                         2,866,998                  917,728
                                                       ------------             ------------
     Total current liabilities                           12,158,728                8,884,596
Deferred rent                                             1,920,087                1,791,625
Long-term debt, less current portion                      3,436,659                5,656,493
                                                       ------------             ------------
     Total liabilities                                   17,515,474               16,332,714

Minority partner interest                                   492,376                  589,583
                                                       ------------             ------------
STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding              --                       --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding         44,540                   44,540
Additional paid-in-capital                               14,161,010               14,161,010
Retained earnings (deficit)                                 695,502                 (459,991)
                                                       ------------             ------------
     Total stockholders'  equity                         14,901,052               13,745,559
                                                       ------------             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 32,908,902             $ 30,667,856
                                                       ============             ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       13 WEEKS ENDED                          26 WEEKS ENDED
                                               -------------------------------          -------------------------------
                                               JULY 2, 2000       JULY 4, 1999          JULY 2, 2000       JULY 4, 1999
                                               ------------       ------------          ------------       ------------
REVENUES:                                      $ 24,460,211       $ 25,394,251          $ 50,311,130       $ 52,012,918
                                               ------------       ------------          ------------       ------------
COST AND EXPENSES:
  Cost of revenues                                9,142,357          9,079,211            18,403,525         18,333,551
  Labor and other related expenses                7,380,213          7,238,104            14,780,224         14,819,254
  Other restaurant operating expenses             5,109,952          5,374,586            10,040,078         10,824,129
  General and administrative expenses             1,831,306          1,821,210             3,643,743          3,611,202
  Depreciation and amortization                     680,647            793,655             1,357,196          1,580,200
  Pre-opening expenses                                 --                 --                    --              214,864
                                               ------------       ------------          ------------       ------------
                                                 24,144,475         24,306,766            48,224,766         49,383,200
                                               ------------       ------------          ------------       ------------

INCOME FROM OPERATIONS                              315,736          1,087,485             2,086,364          2,629,718
                                               ------------       ------------          ------------       ------------
OTHER INCOME (EXPENSE):
  Interest expense                                 (261,900)          (252,414)             (488,512)          (477,520)
  Interest income                                    65,452             36,619               100,949             75,035
  Other income (expense), net                       205,848            (23,688)              194,485            (53,154)
                                               ------------       ------------          ------------       ------------
                                                      9,400           (239,483)             (193,078)          (455,639)
                                               ------------       ------------          ------------       ------------
INCOME BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES           325,136            848,002             1,893,286          2,174,079

ELIMINATION OF MINORITY PARTNER INTEREST            (71,830)           (58,528)             (167,793)          (121,865)
                                               ------------       ------------          ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES            253,306            789,474             1,725,493          2,052,214

PROVISION FOR INCOME TAXES                          (84,000)          (284,000)             (570,000)          (748,000)
                                               ------------       ------------          ------------       ------------

NET INCOME                                     $    169,306       $    505,474          $  1,155,493       $  1,304,214
                                               ============       ============          ============       ============

BASIC NET INCOME PER SHARE OF COMMON STOCK     $       0.04       $       0.11          $       0.26       $       0.29
                                               ============       ============          ============       ============

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                      4,454,015          4,454,015             4,454,015          4,454,015
                                               ============       ============          ============       ============

DILUTED NET INCOME PER SHARE OF COMMON STOCK   $       0.04       $       0.11          $       0.26       $       0.28
                                               ============       ============          ============       ============
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                      4,462,099          4,576,535             4,457,001          4,588,675
                                               ============       ============          ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   26 WEEKS ENDED
                                                            -------------------------------
                                                            JULY 2, 2000       JULY 4, 1999
                                                            ------------       ------------
OPERATING ACTIVITIES:
      Net income                                            $ 1,155,493        $ 1,304,214
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                           1,357,196          1,580,200
      Minority partner interest                                 (97,207)           (27,391)
      Changes in assets and liabilities:
        Increase in inventories                                (142,939)           (85,502)
        Increase in receivables from related parties            (51,046)           (66,676)
       (Increase) decrease in other assets                     (464,741)           737,110
        Decrease in prepaid rent                                 39,138             39,137
        Decrease in deferred tax asset                          481,290             16,000
        Increase (decrease) in accounts payable                 562,823         (3,291,313)
        Increase in accrued expenses                            743,021            153,750
        Increase in sales tax payable                            19,018             98,063
        Increase in income taxes payable                           --              154,021
        Increase in deferred rent                               128,462            107,078
                                                            -----------        -----------
      Total adjustments                                       2,575,015           (585,523)
                                                            -----------        -----------
      Net cash provided by operating activities               3,730,508            718,691
                                                            -----------        -----------
INVESTING ACTIVITIES:
      Purchase of property and equipment                       (445,400)        (2,344,282)
                                                            -----------        -----------
      Net cash used in investing activities                    (445,400)        (2,344,282)
                                                            -----------        -----------
FINANCING ACTIVITIES:
      Proceeds from debt financing                              245,532            655,000
      Repayment of debt                                        (516,096)          (466,028)
                                                            -----------        -----------
      Net cash (used in) provided by financing activities      (270,564)           188,972
                                                            -----------        -----------

      Net increase (decrease) in cash                         3,014,544         (1,436,619)

CASH AT BEGINNING OF PERIOD                                   2,940,919          4,723,121
                                                            -----------        -----------

CASH AT END OF PERIOD                                       $ 5,955,463        $ 3,286,502
                                                            ===========        ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                $   469,851        $   435,520
      Cash paid for income taxes                            $    88,710        $   577,979

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

2.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":


                                                    13 WEEKS ENDED                  26 WEEKS ENDED
                                              JULY 2, 2000   JULY 4, 1999     JULY 2, 2000   JULY 4, 1999
                                              -----------------------------------------------------------
Net income                                     $  169,306     $  505,474       $1,155,493     $1,304,214
                                               =========================================================

Weighted common shares outstanding              4,454,015      4,454,015        4,454,015      4,454,015
Basic net income per share of common stock     $     0.04     $     0.11       $     0.26     $     0.29
                                               =========================================================
Effect of dilutive securities:
  Warrants                                           --          116,794             --          131,360
  Stock options                                     8,084          5,726            2,986          3,300
                                               ---------------------------------------------------------
Diluted weighted common shares outstanding      4,462,099      4,576,535        4,457,001      4,588,675
                                               ---------------------------------------------------------
Diluted net income per share of common stock   $     0.04     $     0.11       $     0.26     $     0.28
                                               =========================================================

The earnings per share calculations excluded options and warrants to purchase 1,444,376 and 732,043 shares of common stock during the 13 week periods ended July 2, 2000 and July 4, 1999, respectively, and options and warrants to purchase 1,615,376 and 731,043 shares of common stock during the 26 week periods ended July 2, 2000 and July 4, 1999, respectively, as they were anti-dilutive.

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

                                                   13 WEEKS ENDED         26 WEEKS ENDED
                                                  ---------------------------------------
                                                  JULY 2,   JULY 4,      JULY 2,   JULY 4,
                                                   2000      1999         2000      1999
                                                  ------    ------       ------    ------
Revenues
    Restaurant sales                                99.6%     99.6%        99.6%     99.6%
    Management fees                                  0.4%      0.4%         0.4%      0.4%
                                                  ---------------------------------------
    Total revenues                                 100.0%    100.0%       100.0%    100.0%
Costs and expenses
    Cost of sales                                   37.4%     35.8%        36.6%     35.2%
    Labor and other related expenses                30.2%     28.5%        29.4%     28.5%
    Other restaurant operating expenses             20.9%     21.2%        20.0%     20.8%
    General and administrative expenses              7.5%      7.2%         7.2%      6.9%
    Depreciation and amortization                    2.8%      3.1%         2.7%      3.0%
    Pre-opening expenses                             0.0%      0.0%         0.0%      0.4%
                                                  ---------------------------------------
Income from operations                               1.2%      4.2%         4.1%      5.2%


Other income (expense), net                          0.9%      0.0%         0.4%     -0.2%
Interest income                                      0.3%      0.1%         0.2%      0.1%
Interest expense                                    -1.1%     -1.0%        -1.0%     -1.0%
                                                  ---------------------------------------
Income before elimination of minority partner
    interest and income taxes                        1.3%      3.3%         3.8%      4.1%
Elimination of minority partner interest            -0.3%     -0.2%        -0.3%     -0.2%
                                                   --------------------------------------
Income before provision for income taxes             1.0%      3.1%         3.4%      3.9%
Income taxes                                        -0.3%     -1.1%        -1.1%     -1.4%
                                                   --------------------------------------
Net income                                           0.7%      2.0%         2.3%      2.5%
                                                   ======================================

13 WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999

REVENUES. Total revenues for the 13 weeks ended July 2, 2000 were $24,460,000 as compared to $25,394,000 for the 13 weeks ended July 4, 1999. The $934,000, or 3.7% decrease in revenues primarily was due to the 11.1% decrease in sales per unit in the Midwest restaurants and the closing of one restaurant in September 1999, partially offset by a 3.1% increase in sales per unit in the Florida restaurants. Same store sales increased 0.3% over last year. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

COST OF REVENUES. The cost of revenues as a percentage of revenues increased to 37.4% for the second quarter of 2000 from 35.8% for the second quarter of 1999. This increase primarily was due to the rising commodity costs of seafood coupled with the implementation, during the second half of 1999, of happy hour discounting for alcoholic beverages throughout the chain. The Company is continually anticipating and reacting to fluctuations in food costs by, among other things, purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to control the cost of revenues.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses increased to 30.2% of revenues during the second quarter of 2000 as compared to 28.5% for the second quarter of 1999. This increase was primarily attributable to labor inefficiencies resulting from lower sales volumes in the Company's Midwest restaurants and general increases in hourly wage rates.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses decreased to 20.9% of revenues for the second quarter of 2000 as compared with 21.2% for the second quarter of 1999. The decrease primarily was due to reduced advertising expenses throughout many of the markets in which the Company operates. The second quarter of 2000 advertising strategy included the use of free standing inserts in many of the markets that were not media efficient. The majority of the expense related to the free standing inserts was recognized in the form of coupon redemptions and accounted for as a reduction of revenues. The Company is continuing to evaluate its advertising expenses and strategies in all markets, particularly in those markets which are not media efficient.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to 7.5% of revenues for the second quarter of 2000 as compared with 7.2% for the second quarter of 1999. The increase was due to increased salaries and wages resulting from the hiring of two directors of operations for the Florida market and the increased costs of recruiting operations management.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of revenues decreased to 2.8% for the second quarter of 2000 from 3.1% in the second quarter of 1999. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of an asset impairment in the fourth quarter of 1999.

INTEREST EXPENSES, NET. The net interest expense decreased to $196,000 from $216,000 during the second quarter of 1999. The decrease was due to larger average cash balances resulting from reduced capital expenditures during the second quarter of 2000.

OTHER INCOME (EXPENSE), NET. The other income of $206,000 for the second quarter of 2000 as compared with other expense of $24,000 for the same quarter of 1999 is attributable to the $238,000 gain realized upon the disposition of a leasehold interest in the Company's Western Hills restaurant. The restaurant was closed during September 1999 with the corresponding leasehold interest being transferred during the second quarter of 2000.

PROVISION FOR INCOME TAXES. A provision for income taxes of $84,000 was recognized for the second quarter of 2000 as compared to $284,000 during the same quarter in 1999. The decrease related to a decrease in income before income taxes as well as a reduction in the effective tax rate to 33% for 2000 as compared with 36% in 1999.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations decreased $771,000 to $316,000 for the second quarter of 2000 from $1,087,000 for the second quarter of 1999. Net income decreased to $169,000 for the second quarter of 2000 from $505,000 for the second quarter of 1999.

26 WEEKS ENDED JULY 2, 2000 AND JULY 4, 1999

REVENUES. Total revenues for the 26 weeks ended July 2, 2000 were $50,311,000 as compared to $52,013,000 for the 26 weeks ended July 4, 1999. The $1,702,000 or 3.3% decrease primarily was due to the 15.2% decrease in sales per unit in the Midwest restaurants and the closing of one restaurant in September 1999, partially offset by a 4.0% increase in sales per unit in the Florida restaurants. Same store sales increased 1.0% over last year.

COST OF REVENUES. The cost of revenues as a percentage of revenues increased to 36.6% for the 26 weeks ended July 2, 2000 from 35.2% for the same period in 1999. This increase primarily was due to the rising commodity costs of seafood coupled with the implementation, during the second half of 1999, of happy hour discounting for alcoholic beverages throughout the chain.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses increased to 29.4% as a percentage of revenues for the 26 weeks ended July 2, 2000 as compared to 28.5% for the same period in 1999. This increase was primarily attributable to labor inefficiencies resulting from lower sales volumes in the Company's Midwest restaurants and general increases in hourly wage rates.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses decreased to 20.0% as a percentage of revenues for the 26 weeks ended July 2, 2000 as compared with 20.8% for the same period in 1999. The decrease was directly related to the reduction in advertising expenses throughout many of the markets in which the Company operates where media efficiency was not achievable.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to 7.2% as a percentage of revenues for the 26 weeks ended July 2, 2000 as compared with 6.9% for the same period in 1999. The increase was due to increased salaries and wages resulting from the hiring of two directors of operations for the Florida market, increased costs associated with the recruiting of operations management and, to a lesser extent, severance payments incurred during the 26 weeks ended July 2, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of revenues decreased to 2.7% for the 26 weeks ended July 2, 2000 as compared with 3.0% for the same period in 1999. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of an asset impairment in the fourth quarter of 1999.

PRE-OPENING EXPENSES. Pre-opening expenses decreased to zero in 2000 from $215,000 for the 26 weeks ended July 4, 1999 as there were no new restaurant openings during 2000.

INTEREST EXPENSES, NET. The net interest expense decreased to $388,000 from $402,000 during the 26 weeks ended July 2, 2000 as compared with the same period in 1999. The decrease was due to larger average cash balances resulting from reduced capital expenditures during 2000.

OTHER INCOME (EXPENSE), NET. The other income of $194,000 for the 26 weeks ended July 2, 2000 as compared with other expense of $53,000 for the same period in 1999 is attributable to the $238,000 gain realized upon the disposition of a leasehold interest in the Company's Western Hills restaurant. The restaurant was closed during September 1999 with the corresponding leasehold interest being transferred during the second quarter of 2000.

PROVISION FOR INCOME TAXES. A provision for income taxes of $570,000 was recognized for the 26 weeks ended July 2, 2000 as compared to $748,000 during the same period in 1999. The decrease was directly attributable to lower income before taxes as well as a reduction in the effective tax rate to 33% in 2000 as compared with 36% for 1999.

INCOME FROM OPERATIONS AND NET INCOME. As a result of the factors discussed above, the Company's income from operations decreased $544,000 to $2,086,000 for the 26 weeks ended July 2, 2000 from $2,630,000 for the same period in 1999. This decrease was $759,000 exclusive of the effect of pre-opening expenses. The Company's net income decreased to $1,155,000 for the 26 weeks ended July 2, 2000 from $1,304,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2000, the Company's current liabilities of $12,159,000 exceeded its current assets of $8,811,000, resulting in a working capital deficiency of $3,348,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The cash provided by operating activities for the 26 weeks ended July 2, 2000 was $3,731,000 as compared with $719,000 for the same period in 1999. The net increase of $3,012,000 during 2000 was primarily attributable to 1999 activity being unusually high due to decreases in accounts payable during 1999 which were partially offset by decreases in receivables from U.S. Foodservice, the Company's distributor.

The cash used in investing activities decreased to $445,000 for the 26 weeks ended July 2, 2000 as compared with $2,344,000 for the same period in 1999. The decrease of $1,899,000 was due to the Company opening one new restaurant as well as the $855,000 purchase of a previously leased restaurant site during 1999, as compared to expenditures consisting primarily of minor renovations and equipment purchases during 2000.

The cash used in financing activities was $271,000 for the 26 weeks ended July 2, 2000 as compared with cash provided by financing activities of $189,000 during the same period in 1999. The decrease in cash was due to $409,000 less borrowings and $50,000 in additional debt repayments during 2000 as compared with 1999.

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

      None

Item 3 - Defaults Upon Senior Securities

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 17, 2000, the stockholders voted (i) to amend the Company's 1995 Employee Stock Option Plan to increase the number of shares that can be issued thereunder from 340,000 to 540,000 shares, (ii) to amend the Non-employee Director Stock Option Plan to increase the annual grant provided for thereunder from options to purchase 2,000 shares of common stock to options to purchase 4,000 shares of common stock, and
(iii) against the proposal to hold future annual meetings in Tampa, Florida. The adoption of the amendment to the 1995 Employee Stock Option Plan was approved by the vote of 2,820,591 shares for, 404,528 shares against, 9,828 shares abstaining and 1,219,068 shares representing broker non-votes. The adoption of the amendment to the Non-employee Director Stock Option Plan was approved by the vote of 3,004,783 shares for, 220,602 shares against, 9,562 shares abstaining and 1,219,068 shares representing broker non-votes. The proposal to hold future annual meetings in Tampa, Florida was rejected by the vote of 438,531 shares for, 2,256,083 shares against, 48,390 shares abstaining and 1,711,011 shares representing broker non-votes.

      In addition, at the Annual Meeting of Stockholders held on May 17, 2000, the following directors were nominated and elected by the votes indicated:

Frederick R. Adler: 2,938,956 For, 295,991 Against or Withheld, 0 Abstaining Philip R. Chapman: 2,946,756 For, 288,191 Against or Withheld, 0 Abstaining William E. Hattaway: 2,940,554 For, 294,393 Against or Withheld, 0 Abstaining Christopher D. Illick: 2,947,356 For, 287,591 Against or Withheld, 0 Abstaining Richard A. Mandell: 2,947,456 For, 287,491 Against or Withheld, 0 Abstaining
Jay S. Nickse:          2,947,356 For, 287,591 Against or Withheld, 0 Abstaining

Item 5 - Other Information

      None

Item 6 - (a) Exhibits

             27   Financial Data Schedule

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SHELLS SEAFOOD RESTAURANTS, INC.
                                   (Registrant)




                          /s/ WARREN R. NELSON
                          --------------------
Date  August 15, 2000     Warren R. Nelson
                          Executive Vice President and Chief Financial Officer