Form 10-Q
period 2000-10-01
SHELLS SEAFOOD RESTAURANTS INC
filed 2000-11-15
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                      20549
                                    FORM 10-Q
x   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
_   Act of 1934 For the Quarterly Period Ended October 1, 2000
_ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________to __________

                           Commission File No. 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              65-0427966
      -----------------------------        --------------------------------
      (State or other jurisdiction of     (IRS) Employer Identification Number
      incorporation or organization)

           16313 North Dale Mabry Highway, Suite 100, Tampa, FL 33618
      ---------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (813) 961-0944
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____

         Class                        Outstanding at November 14, 2000
         -----                        --------------------------------
  Common stock, $.01 par value                        4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      Index

Part I - Financial Information                                                    Page Number

      Item 1 - Financial Statements

            Consolidated Balance Sheets as of October 1, 2000 (Unaudited)
                  and January 2, 2000                                                   3

            Consolidated Statements of Operations (Unaudited) for the 13 and
                  39 Weeks ended October 1, 2000 and October 3, 1999                    4

            Consolidated Statements of Cash Flows (Unaudited) for the 39
                  weeks ended October 1, 2000 and October 3, 1999                       5

            Notes to Consolidated Financial Statements - (Unaudited)                    6-7

      Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8-11

Part II - Other Information                                                             12

Signatures                                                                              13

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           October 1, 2000            January 2, 2000
                                                                           ---------------            ---------------
ASSETS
Cash                                                                         $  3,228,190              $  2,940,919
Inventories                                                                     1,070,517                 1,029,324
Other current assets                                                              462,885                   703,548
Receivables from related parties                                                  136,645                   191,528
Deferred tax asset, net                                                           638,000                    94,551
                                                                           ---------------            ---------------
     Total current assets                                                       5,536,237                 4,959,870
Property and equipment, net                                                    13,553,779                18,314,555
Prepaid rent                                                                      485,386                   544,093
Other assets                                                                      454,290                   691,894
Goodwill                                                                        2,938,348                 3,092,995
Deferred tax asset, net                                                           316,710                 3,064,449
                                                                           ---------------            ---------------
TOTAL ASSETS                                                                 $ 23,284,750              $ 30,667,856
                                                                           ===============            ===============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                                             $  2,508,857              $  3,755,225
Accrued expenses                                                                5,130,837                 3,742,582
Sales tax payable                                                                 409,921                   469,061
Current portion of long-term debt                                               1,737,554                   917,728
                                                                           ---------------            ---------------
     Total current liabilities                                                  9,787,169                 8,884,596
Deferred rent                                                                   1,994,225                 1,791,625
Long-term debt, less current portion                                            4,181,406                 5,656,493
                                                                           ---------------            ---------------
     Total liabilities                                                         15,962,800                16,332,714

Minority partner interest                                                         460,418                   589,583
                                                                           ---------------            ---------------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                                       -                         -
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding                               44,540                    44,540
Additional paid-in-capital                                                     14,161,010                14,161,010
Retained earnings (deficit)                                                    (7,344,018)                 (459,991)
                                                                           ---------------            ---------------
     Total stockholders'  equity                                                6,861,532                13,745,559
                                                                           ---------------            ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 23,284,750              $ 30,667,856
                                                                           ===============            ===============


                 See Notes to Consolidated Financial Statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                               13 Weeks Ended                           39 Weeks Ended
                                                     -------------------------------------    -------------------------------------
                                                     October 1, 2000     October 3, 1999      October 1, 2000     October 3, 1999
                                                     ---------------     -----------------    ---------------     -----------------
REVENUES:                                              $ 22,205,978         $ 22,809,170        $ 72,517,108        $ 74,822,088
                                                     ---------------     -----------------    ---------------     -----------------

COST AND EXPENSES:
  Cost of revenues                                        8,670,028            8,503,258          27,073,553          26,836,809
  Labor and other related expenses                        7,190,630            6,644,948          21,970,854          21,464,202
  Other restaurant operating expenses                     6,026,892            5,085,268          16,066,970          15,909,397
  General and administrative expenses                     1,698,170            1,816,696           5,341,913           5,427,898
  Depreciation and amortization                             702,857              857,122           2,060,053           2,437,322
  Pre-opening expenses                                            -                    -                   -             214,864
  Provision for asset impairment                          3,978,000                    -           3,978,000                   -
                                                     ---------------     -----------------    ---------------     -----------------
                                                         28,266,577           22,907,292          76,491,343          72,290,492
                                                     ---------------     -----------------    ---------------     -----------------

INCOME (LOSS) FROM OPERATIONS                            (6,060,599)             (98,122)         (3,974,235)          2,531,596
                                                     ---------------     -----------------    ---------------     -----------------

OTHER INCOME (EXPENSE):
  Interest expense                                         (256,835)            (221,372)           (745,347)           (698,892)
  Interest income                                            70,433               34,327             171,382             109,362
  Other income (expense), net                                (5,477)              20,063             189,008             (33,091)
                                                     ---------------     -----------------    ---------------     -----------------
                                                           (191,879)            (166,982)           (384,957)           (622,621)
                                                     ---------------     -----------------    ---------------     -----------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                (6,252,478)            (265,104)         (4,359,192)          1,908,975

ELIMINATION OF MINORITY PARTNER INTEREST                    (53,042)             (39,024)           (220,835)           (160,889)
                                                     ---------------     -----------------    ---------------     -----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (6,305,520)            (304,128)         (4,580,027)          1,748,086

(PROVISION) BENEFIT FOR INCOME TAXES                     (1,734,000)             109,000          (2,304,000)           (639,000)

                                                     ---------------     -----------------    ---------------     -----------------
NET INCOME (LOSS)                                      $ (8,039,520)          $ (195,128)       $ (6,884,027)        $ 1,109,086
                                                     ===============     =================    ===============     =================

BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK           $ (1.81)             $ (0.04)            $ (1.55)             $ 0.25
                                                     ===============     =================    ===============     =================

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                              4,454,015            4,454,015           4,454,015           4,454,015
                                                     ===============     =================    ===============     =================

DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK         $ (1.81)             $ (0.04)            $ (1.55)             $ 0.24
                                                     ===============     =================    ===============     =================

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                              4,454,015            4,454,015           4,454,015           4,552,925
                                                     ===============     =================    ===============     =================

                 See Notes to Consolidated Financial Statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         39 Weeks Ended
                                                                             --------------------------------------------
OPERATING ACTIVITIES:                                                          October 1, 2000          October 3, 1999
                                                                             ------------------       -------------------
      Net income  (loss)                                                        $ (6,884,027)             $ 1,109,086
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
      Depreciation and amortization                                                2,060,053                2,437,322
      Minority partner interest                                                     (129,165)                  (3,368)
      Loss on impairment of assets                                                 3,978,000
      Changes in assets and liabilities:
        (Increase) decrease in inventories                                           (41,193)                  11,705
        Decrease (Increase) in receivables from related parties                       54,883                  (81,224)
        Decrease in other assets                                                     478,267                  276,242
        Decrease in prepaid rent                                                      58,707                   58,706
        Decrease in deferred tax asset                                             2,204,290                   16,000
        Decrease in accounts payable                                              (1,246,368)              (2,940,365)
        Increase in accrued expenses                                               1,388,255                  188,164
        Decrease in sales tax payable                                                (59,140)                 (12,054)
        Increase in income taxes payable                                                   -                   23,790
        Increase in deferred rent                                                    202,600                  198,539
                                                                             ------------------       -------------------
      Total adjustments                                                            8,949,189                  173,457
                                                                             ------------------       -------------------
      Net cash provided by operating activities                                    2,065,162                1,282,543
                                                                             ------------------       -------------------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                          (1,122,630)              (2,759,290)
                                                                             ------------------       -------------------
      Net cash used in investing activities                                       (1,122,630)              (2,759,290)
                                                                             ------------------       -------------------

FINANCING ACTIVITIES:
      Proceeds from debt financing                                                   245,532                  655,000
      Repayment of debt                                                             (900,793)                (651,314)
                                                                             ------------------       -------------------
      Net cash (used in) provided by financing activities                           (655,261)                   3,686
                                                                             ------------------       -------------------

      Net increase (decrease) in cash                                                287,271               (1,473,061)

CASH AT BEGINNING OF PERIOD                                                        2,940,919                4,723,121
                                                                             ------------------       -------------------

CASH AT END OF PERIOD                                                            $ 3,228,190              $ 3,250,060
                                                                             ==================       ===================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                       $ 675,794                $ 611,615
      Cash paid for income taxes                                                    $ 99,710                $ 599,210

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended January 2, 2000 filed with the Securities and Exchange Commission. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation.

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

In the third quarter of Fiscal 2000, the Company recorded a provision of $3,978,000 for the write-down of certain impaired assets in accordance with SFAS No. 121. The write-down related to 19 restaurants of which 14 were in the Midwest markets. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants. The Company has closed two of these units during the fourth quarter of 2000.

3.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings
(loss) per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

                                                               13 Weeks Ended                         39 Weeks Ended
                                                      October 1, 2000     October 3, 1999     October 1, 2000     October 3, 1999
                                                     -----------------------------------------------------------------------------
Net income (loss)                                      $ (8,039,520)        $ (195,128)        $ (6,884,027)        $ 1,109,086
                                                     =============================================================================

Weighted common shares outstanding                        4,454,015          4,454,015            4,454,015           4,454,015
Basic net income (loss) per share of common stock           $ (1.81)           $ (0.04)             $ (1.55)             $ 0.25
                                                     =============================================================================
Effect of dilutive securities:
  Warrants                                                        -                  -                    -              96,104
  Stock options                                                   -                  -                    -               2,806
                                                     -----------------------------------------------------------------------------
Diluted weighted common shares outstanding                4,454,015          4,454,015            4,454,015           4,552,925
                                                     -----------------------------------------------------------------------------
Diluted net income (loss) per share of common stock         $ (1.81)           $ (0.04)             $ (1.55)             $ 0.24
                                                     =============================================================================

The earnings per share calculations excluded options and warrants to purchase 1,607,486 shares of common stock during the 13 and 39 week periods ended October 1, 2000 and options and warrants to purchase 1,409,376 and 627,627 shares of common stock during the 13 and 39 week periods ended October 3, 1999, respectively, as they were anti-dilutive.

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

                                                             13 Weeks Ended                            39 Weeks Ended
                                                 -------------------------------------     -------------------------------------
                                                  October 1, 2000     October 3, 1999       October 1, 2000     October 3, 1999
                                                 -------------------------------------     -------------------------------------
Revenues:
    Sales                                              99.5%               99.6%                 99.6%               99.6%
    Management fees                                     0.5%                0.4%                  0.4%                0.4%
                                                 -------------------------------------     -------------------------------------
    Total revenues                                    100.0%              100.0%                100.0%              100.0%
                                                 -------------------------------------     -------------------------------------

Costs and expenses:
  Cost of revenues                                     39.0%               37.3%                 37.3%               35.9%
  Labor and other related expenses                     32.4%               29.1%                 30.3%               28.7%
  Other restaurant operating expenses                  27.1%               22.3%                 22.2%               21.3%
  General and administrative expenses                   7.6%                8.0%                  7.4%                7.3%
  Depreciation and amortization                         3.2%                3.8%                  2.8%                3.3%
  Pre-opening expenses                                  0.0%                0.0%                  0.0%                0.3%
  Provision for asset impairment                       17.9%                0.0%                  5.5%                0.0%
                                                 -------------------------------------     -------------------------------------
                                                      127.2%              100.5%                105.5%               96.8%
                                                 -------------------------------------     -------------------------------------
Income (loss) from operations                         -27.2%               -0.5%                 -5.5%                3.2%
                                                 -------------------------------------     -------------------------------------

Other income (expense):
  Interest expense                                     -1.2%               -1.0%                 -1.0%               -0.9%
  Interest income                                       0.3%                0.2%                  0.2%                0.1%
  Other income (expense), net                           0.0%                0.1%                  0.3%                0.0%
                                                 -------------------------------------     -------------------------------------
                                                       -0.9%               -0.7%                 -0.5%               -0.8%
                                                 -------------------------------------     -------------------------------------
Income (loss) before elimination of minority
       partner interest and income taxes              -28.1%               -1.2%                 -6.0%                2.4%

Elimination of minority partner interest               -0.2%               -0.2%                 -0.3%               -0.2%
                                                 -------------------------------------     -------------------------------------
Income (loss) before income taxes                     -28.3%               -1.4%                 -6.3%                2.2%
(Provision) benefit for income taxes                   -7.8%                0.5%                 -3.2%               -0.9%
                                                 -------------------------------------     -------------------------------------
Net income (loss)                                     -36.1%               -0.9%                 -9.5%                1.3%
                                                 =====================================     =====================================


13 weeks ended October 1, 2000 and October 3, 1999

Revenues. Total revenues for the 13 weeks ended October 1, 2000 were $22,206,000 as compared to $22,809,000 for the 13 weeks ended October 3, 1999. The $603,000, or 2.6% decrease in revenues primarily was due to the 13.8% decrease in sales per unit in the Midwest restaurants and the closing of one restaurant in September 1999, partially offset by a 3.6% increase in sales per unit in the Florida restaurants. Same store sales decreased 2.6% as compared with last year. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 39.0% for the third quarter of 2000 from 37.3% for the third quarter of 1999. This increase primarily was due to the rising commodity costs of seafood, primarily shrimp and crab products, coupled with the implementation, during the middle of the third quarter of 1999, of happy hour discounting for alcoholic beverages throughout the chain. The Company is continually attempting to anticipate and react to fluctuations in food costs by, among other things, purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to control the cost of revenues.

Labor and other related expenses. Labor and other related expenses increased to 32.4% of revenues during the third quarter of 2000 as compared to 29.1% for the third quarter of 1999. This increase was primarily attributable to labor inefficiencies resulting from lower sales volumes in the Company's Midwest restaurants and general increases in hourly wage rates in both the Florida and the Midwest markets.

Other restaurant operating expenses. Other restaurant operating expenses increased to 27.1% of revenues for the third quarter of 2000 as compared with 22.3% for the third quarter of 1999. Other restaurant operating expenses for the third quarter of 2000 included a $984,000 charge related to restaurant closure and property related expenses on a number of restaurant properties that either closed or are being targeted for closure. Exclusive of the $984,000 charge, other restaurant operating expenses were 22.7% of revenues. The increases in other restaurant operating expenses included higher utility costs due to increases in natural and propane gas rates as well as higher credit card fees due to an increase in the percentage of customers utilizing credit cards.

General and administrative expenses. General and administrative expenses decreased to 7.6% of revenues for the third quarter of 2000 as compared with 8.0% for the third quarter of 1999. The decrease was due to fewer managers in training during the third quarter of 2000 as compared with the comparable period in 1999.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues decreased to 3.2% for the third quarter of 2000 from 3.8% in the third quarter of 1999. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of an asset impairment charge in the fourth quarter of 1999.

Provision for impairment of assets. The Company recorded a $3,978,000 charge relating to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. The asset impairment charge related to 19 restaurants, 14 restaurants in the Midwest and five restaurants in Florida. 11 of the 19 restaurants had incurred previous write-downs in the fourth quarter of 1999; however, the recent cash flow results and revised projections of these restaurants necessitated further write-downs. The Company has closed two restaurants during the fourth quarter of 2000 and continues to scrutinize many of the remaining under-performing units for disposition.

Provision (benefit) for income taxes. A provision for income taxes of $1,734,000 was recognized for the third quarter of 2000 as compared to a benefit from income taxes of $109,000 in the third quarter of 1999. The $1,734,000 was attributed to a reduction in the valuation allowance related to the uncertainty of realizing certain tax assets.

Income (loss) from operations and net income (loss). As a result of the factors discussed above, the Company's loss from operations increased $5,963,000 to $6,061,000 for the third quarter of 2000 from $98,000 for the third quarter of 1999. The net loss increased to $8,040,000 for the third quarter of 2000 from $195,000 for the third quarter of 1999.
Exclusive of the non-recurring items, the net loss for the third quarter of 2000 was $1,344,000.

39 weeks ended October 1, 2000 and October 3, 1999

Revenues. Total revenues for the 39 weeks ended October 1, 2000 were $72,517,000 as compared to $74,822,000 for the 39 weeks ended October 3, 1999. The $2,305,000 or 3.1% decrease primarily was due to the 15.9% decrease in sales per unit in the Midwest restaurants and the closing of one restaurant in September 1999, partially offset by a 3.9% increase in sales per unit in the Florida restaurants. Same store sales decreased 0.7% as compared with last year.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 37.3% for the 39 weeks ended October 1, 2000 from 35.9% for the same period in 1999. This increase primarily was due to the rising commodity costs of seafood, primarily shrimp and crab products, coupled with the implementation, during the middle of the thrid quarter of 1999, of happy hour discounting for alcoholic beverages throughout the chain.

Labor and other related expenses. Labor and other related expenses increased to 30.3% as a percentage of revenues for the 39 weeks ended October 1, 2000 as compared to 28.7% for the same period in 1999. This increase was primarily attributable to labor inefficiencies resulting from lower sales volumes in the Company's Midwest restaurants and general increases in hourly wage rates in both the Florida and the Midwest markets.

Other restaurant operating expenses. Other restaurant operating expenses increased to 22.2% as a percentage of revenues for the 39 weeks ended October 1, 2000 as compared with 21.3% for the same period in 1999. The increase was attributed to a $984,000 charge related to restaurant closure and property related expenses. Exclusive of the $984,000 charge, other restaurant operating expenses decreased slightly to 20.8% of revenues. The decreases as compared with last year were attributed to the reduction in advertising expenses throughout many of the markets in which the Company operates where media efficiency was not achievable.

General and administrative expenses. General and administrative expenses increased to 7.4% as a percentage of revenues for the 39 weeks ended October 1, 2000 as compared with 7.3% for the same period in 1999. The increase was due to increased salaries and wages resulting from the hiring of two directors of operations for the Florida market in fiscal 2000.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues decreased to 2.8% for the 39 weeks ended October 1, 2000 as compared with 3.3% for the same period in 1999. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of an asset impairment charge in the fourth quarter of 1999.

Pre-opening expenses. Pre-opening expenses decreased to zero in 2000 from $215,000 for the 39 weeks ended October 3, 1999 as there were no new restaurant openings during 2000.

Other income (expense), net. The other income of $189,000 for the 39 weeks ended October 1, 2000 as compared with other expense of $33,000 for the same period in 1999 is primarily attributable to the $238,000 gain realized upon the disposition of a leasehold interest in the Company's Western Hills restaurant. The restaurant was closed during September 1999 with the corresponding leasehold interest being transferred during the second quarter of 2000.

Provision for income taxes. A provision for income taxes of $2,304,000 was recognized for the 39 weeks ended October 1, 2000 as compared to $639,000 for the same period in 1999. The $2,304,000 was primarily attributed to a

$1,734,000 reduction in the valuation allowance related to the uncertainty of realizing certain tax assets.

Income (loss) from operations and net income (loss). As a result of the factors discussed above, the Company's results from operations decreased $6,506,000 to a loss from operations of $3,974,000 for the 39 weeks ended October 1, 2000 as compared with income from operations of $2,532,000 for the same period in 1999. The net loss for the 39 weeks ended October 1, 2000 was $6,884,000 as compared with net income of $1,109,000 for the same period in 1999.
Exclusive of the non-recurring items, the net loss for the 39 weeks ended October 1, 2000 was $188,000.

LIQUIDITY AND CAPITAL RESOURCES

As of October 1, 2000, the Company's current liabilities of $9,787,000 exceeded its current assets of $5,536,000, resulting in a working capital deficiency of $4,251,000. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The cash provided by operating activities for the 39 weeks ended October 1, 2000 was $2,065,000 as compared with $1,283,000 for the same period in 1999. The net increase of $782,000 during 2000 was primarily attributable to greater decreases in accounts payable during 1999 as compared with 2000.

The cash used in investing activities decreased to $1,123,000 for the 39 weeks ended October 1, 2000 as compared with $2,759,000 for the same period in 1999. The decrease of $1,636,000 was due to the Company opening one new restaurant as well as the $855,000 purchase of a previously leased restaurant site during 1999, as compared to expenditures consisting primarily of minor renovations and equipment purchases during 2000.

The cash used in financing activities was $655,000 for the 39 weeks ended October 1, 2000 as compared with cash provided by financing activities of $4,000 during the same period in 1999. The decrease was due to $409,000 less borrowings and $250,000 in additional debt repayments during 2000 as compared with 1999.

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

In addition, quarterly results have been, and in the future could be, affected by the timing of new restaurant openings or closures both in and outside of Florida. Because of the seasonality of the Company's business and the impact of new restaurant openings or closures, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None

Item 2 - Changes in Securities and Use of Proceeds

      None

Item 3 - Defaults Upon Senior Securities

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      None

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit
Number    Exhibit Description
------    -------------------
 27       Financial Data Schedule (for SEC use only)

Reports on Form 8-K

      The Company filed a current report on Form 8-K, Item 4, regarding a change in the Company's certifying accountants dated September 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SHELLS SEAFOOD RESTAURANTS, INC.
                                          (Registrant)


                                        /s/ Warren R. Nelson
---------------------------         ----------------------------------------------------
Date      November 14, 2000         Warren R. Nelson
                                    Executive Vice President and Chief Financial Officer