Form 10-K405
period 2000-12-31
SHELLS SEAFOOD RESTAURANTS INC
filed 2001-04-02
CIK 935066

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934 for the Fiscal Year (52 Weeks) ended December 31, 2000.

                                       Or

[_]Transition Report pursuant to Section 13 or 15 (d) of the Securities
   Exchange Act of 1934 for the period from       to         .

                         Commission File Number 0-28258

                        SHELLS SEAFOOD RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 65-0427966
   (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)

              16313 North Dale Mabry Highway, Tampa, Florida 33618 (Address of principal executive offices) (Zip Code)

                                 (813) 961-0944
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.01 par value.

                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the last sales price of the Common Stock reported on the OTC Bulletin Board on March 2, 2001 and the assumption for this computation only that all directors and executive officers are affiliates of the Registrant) was $1,812,894.

   As of March 2, 2001, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,454,015.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

   The Proxy Statement of Shells Seafood Restaurants, Inc. (the "Company") to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the Company's 2000 Annual Meeting of Stockholders, to be held on May 29, 2001, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

   When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

   In addition to seasonal fluctuations, the Company's quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; promotional timings and seasonality; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; competition from other restaurants and food service establishments; and the timing of and costs related to new restaurant openings or the closing of existing restaurants. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those which are detailed herein and from time-to-time in the Company's other filings with the Securities and Exchange Commission.

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

Concept and Strategy

   As of December 31, 2000, the Company owned 40 Shells restaurants, owned a 51% ownership interest in one Shells restaurant (the "Melbourne Restaurant") and managed four additional Shells restaurants (the "Managed Restaurants") pursuant to contractual arrangements. Of these 45 Shells restaurants, 31 were located in Florida, eight were located in Ohio, three were located in Illinois, two were located in Indiana and one was located in Kentucky. During 2000, the Company closed one Ohio restaurant, two Illinois restaurants and one Florida restaurant. Through the first three months of fiscal 2001, the Company has closed six additional restaurants including one in Florida, three in Illinois and two in Ohio. In addition, the Company is currently reviewing and expects to continue to close underperforming restaurants, primarily in non-Florida locations.

   The Shells concept is designed to appeal to a broad range of customers, particularly families and young adults, by serving generous portions of high-quality seafood and offering friendly and efficient service at an attractive price point. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab, crawfish, and daily fresh fish specials, cooked to order in a variety of ways: steamed, sauteed, grilled, blackened and fried. In addition, Shells restaurants offer a wide selection of signature pasta dishes, appetizers, salads, desserts and full bar service. All Shells restaurants are open for dinner and 32 restaurant locations are also open for lunch.

   In an effort to increase Shells' name recognition and benefit from customer loyalty, the Company has a prototypical image for its restaurants. The restaurants are identified by the exterior "Shells" logo sign and a common interior color scheme and design. Shells restaurants are decorated with a tropical flair, bright colors and cheerful signage to create a high-energy, casual atmosphere consistent with the Shells concept. The Company's commitment to promoting a casual, fun dining experience is underscored by the design of its menu and by the colorful "island" shirts worn by the Company's service staff.

Restaurant Locations

   As of March 31, 2001, the Company managed and operated 39 restaurants. The Company's restaurants are located in the following markets: (i) the Tampa/Sarasota, Florida market consists of seven owned restaurants which are located in Brandon, Clearwater, Holmes Beach, Redington Shores, St. Petersburg, St. Pete Beach and Winter Haven, and the Managed Restaurants which are located in Carrollwood, North Tampa, Sarasota and South Tampa, (ii) the Orlando, Florida market consists of eight owned restaurants (including the Melbourne Restaurant) which are located in Altamonte Springs, Daytona Beach, Kissimmee, New Smyrna Beach, Ocala, Orlando, Winter Park and Melbourne, (iii) the South Florida market consists of six owned restaurants which are located in Coral Springs, Davie, Ft. Lauderdale, Kendall, Pembroke Pines and Sunrise, (iv) the Cincinnati, Ohio market which consists of four owned restaurants, including two in Cincinnati, Ohio proper, and one in each of Middletown, Ohio and Florence, Kentucky, (v) the West Palm Beach, Florida market consists of three owned restaurants which are located in Delray Beach, Stuart and West Palm Beach, (vi) the Cleveland, Ohio market which consists of one owned restaurant which is located in Akron, (vii) the Fort Myers, Florida market consists of two owned restaurants which are located in Fort Myers and Port Charlotte, (viii) the Indianapolis, Indiana market which consists of two owned restaurants, and (ix) the Columbus, Ohio market which consists of two owned restaurants, one in each of Columbus and Reynoldsburg.

   In Fiscal 1997, the Company began to focus its expansion efforts in the Midwest markets. Of the nine new restaurants opened in 1997, seven were opened in Ohio and Kentucky. The Company continued its expansion in the Midwest markets by opening 10 new restaurants in 1998 and one in 1999 in these markets. The decision to expand into the Midwest markets was made in an attempt to diversify and minimize the seasonal effect of the Florida market. At the present time, the Company continues to take corrective actions aimed at mitigating those factors that management believes are contributing to the operating losses. These actions include the continued scrutiny and, if appropriate, the disposition of certain under-performing units. The Company closed four restaurants during the fourth quarter of 2000 and six more in the first quarter of 2001. In addition, the Company is currently reviewing and expects to close additional underperforming restaurants, primarily in non-Florida locations. In connection with the Company's strategy targeted at revitalizing its Florida units, the Company remodeled six Florida restaurants during the fourth quarter of 2000. The Company does not have plans to open additional restaurants in Fiscal 2001.

Restaurant Operations

   Management and Employees. The Company currently employs seven area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical dinner-only restaurant consists of one general manager and two assistant managers and approximately 40 other employees. The restaurants which are also open for lunch generally have 15 to 20 additional part-time employees. Restaurant management participates in a monthly bonus program based upon the financial results of their particular restaurant. Bonuses typically average between 10% and 15% of salary.

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

   Recruitment and Training. The Company believes that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to the restaurants' long-term success. The Company attempts to recruit restaurant managers with significant experience in the restaurant industry. During an 11 week training program, restaurant managers are taught to promote the Company's team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. From time-to-time, the Company alternatively utilizes a seven week training program for new managers who already have significant general manager or multi-unit experience. The restaurant staff is trained on site by restaurant managers and other staff members. The Company believes that the quality and training of its restaurant managers and staff results in friendly, courteous, efficient service which contributes to a casual and pleasurable dining experience for the customer.

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

   In order to facilitate the distribution of seafood to its restaurants and minimize the risks relating to storing and distributing seafood, the Company has a distribution agreement with U.S. Foodservice, Inc. ("U.S. Foods") whereby U.S. Foods purchases from the Company at cost and takes ownership of all frozen seafood the Company purchases. U.S. Foods stores the seafood at its cold storage facilities and the Company pays U.S. Foods a carrying cost which represents the interest expense on the average amount U.S. Foods has invested in the Company's frozen seafood. Upon the Company's direction, U.S. Foods resells the frozen seafood to the Company at cost, plus handling and delivery fees, and distributes the frozen seafood directly to the individual Shells restaurants. In addition, U.S. Foods procures, on behalf of the Company, many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups. The Company believes that if its relationship with U.S. Foods was terminated, alternate arrangements for warehousing and procurement of supplies could be made without a significant interruption of the Company's business.

   Quality Control. The Company maintains a continuous inspection program for all of its seafood purchases. Each shipment of frozen seafood is inspected through statistical sampling methods upon receipt at U.S. Foods' distribution center for quality and conformance to the Company's written specifications, prior to delivery to the restaurants. In addition, fresh fish purchased by the individual restaurants must be purchased from a Company approved supplier and is inspected by a restaurant manager at the time of delivery. The restaurants' employees are educated as to the correct handling and proper physical characteristics of each product.

   The Company's directors of operations, area directors, general managers and assistant managers are all responsible for properly training hourly employees and ensuring that the Company's restaurants are operated in accordance with strict health and quality standards. Compliance with the Company's quality standards is monitored by on-site visits and formal inspections by the Manager of Quality Control and the area directors. The Company believes that its inspection procedures and its employee training practices help the Company to maintain a high standard of quality for the food and service it provides.

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

Joint Venture and Third-Party Owned Restaurants

   The Shells restaurant system at March 31, 2001, consists of (i) 34 restaurants owned by the Company; (ii) the Melbourne Restaurant; and (iii) the four Managed Restaurants.

   The Melbourne Restaurant is owned by a joint venture in which the Company has a 51% equity interest and the minority partner, WLH Investments, a corporation wholly-owned by Wanda L. Hattaway, wife of William E. Hattaway, a Director and the Company's former president, has a 49% equity interest. The Company has entered into a Management and License Agreement with the joint venture whereby the Company receives a management fee of 6% of the restaurant sales of the Melbourne Restaurant.

   Three of the Managed Restaurants are managed and operated by the Company pursuant to management and license agreements (the "Management Agreements"), which became effective in July 1993. Pursuant to the Management Agreements, the Company provides management services and licenses the Company's proprietary information required to operate these Managed Restaurants to the respective third-party owner, for a management fee of 4% of that restaurant's sales. The management agreement grants the Company complete authority to determine the programs and policies affecting the day-to-day operations of each of these Managed

Restaurants. Although the Management Agreements differ slightly, they generally have an initial term of 30 years and provide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, and working capital. Pursuant to amended option agreements, entered into in August 1995 (the "Amended Option Agreements"), upon the Company's market capitalization reaching certain prescribed levels, either a third-party owner of a Managed Restaurant or the Company has the option to transfer that restaurant's assets to the Company in exchange for a purchase price equal to six times the restaurant's adjusted annual cash flow, less the amount, if any, of the third-party owner's liabilities assumed by the Company. The purchase price is to be paid in the form of shares of the Company's common stock which have certain registration rights.

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

   Although the Company believes these management and license agreements are enforceable, there can be no assurance that the Managed Restaurants could not operate independently of the Company if the agreements were successfully challenged or terminated.

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

Service Marks and Proprietary Information

   The Company has registered the service mark "Shells" with the Secretary of State of Florida and the United States Patent and Trademark Office. The Company has also registered its "jumping fish" logo with the United States Patent and Trademark Office. The Company believes that its service marks have significant value and are essential to its ability to create demand for, and awareness of, its restaurants. There can be no assurance, however, that the Company's service marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its service marks, any of which could have a material adverse effect on the Company. Although there can be no assurance that the Company will have the financial resources necessary to enforce or defend its service marks, the Company has, and intends to continue to oppose vigorously any infringement of its service marks.

   The Company also relies on trade secrets and proprietary know-how and employs various methods to protect its concepts and recipes. These methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts and recipes.

Employees

   As of December 31, 2000, the Company employed approximately 2,200 persons, of whom approximately 185 were management or administrative personnel employed on a salaried basis and 2,015 were employed in non-management restaurant positions on an hourly basis. The Company employed approximately 1,000 employees on a full-time basis. The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

Executive Officers of the Company

   The Company's executive officers are as follows:

Name        Age Position
- ----        --- --------
Arthur J.
 DeAngelis  46  Chief Operations Officer
Norma C.
 Karter     50  Vice President of Marketing
Warren R.   49  Executive Vice President of Finance, Chief Financial Officer,
 Nelson          Treasurer and Secretary

   Arthur J. DeAngelis currently serves as Chief Operations Officer. Previously Mr. DeAngelis served as Vice President of Operations, a position he held since April 1999. Mr. DeAngelis served as Market Partner with P.F. Changs China Bistro from October 1996 until December 1998. From November 1995 until October 1996, Mr. DeAngelis was employed with Quality Dining Inc. as Vice President / Concept Head of Grady's American Grill. From July 1988 until November 1995, Mr. DeAngelis was employed with Brinker International where he held positions of Senior Vice-President / Concept Head of Grady's American Grill, Vice-President of Operations and Area Director.

   Norma C. Karter currently serves as Vice President of Marketing, a position she has held since March 2000. From April 1995 to June 1999, Ms. Karter served as Vice President of Marketing for Eateries, Inc. a $100 million restaurant chain located in Oklahoma City. Eateries is the parent company of Garfield's Restaurant & Pub, Garcia's and Pepperoni Grill. From January 1980 until August 1995, Ms. Karter was employed by Metromedia Restaurant Group, owners of Bennigan's, Ponderosa and Steak and Ale, where she held positions of Director of Marketing, Marketing Manager, and Promotion Manager.

   Warren R. Nelson currently serves as Executive Vice President of Finance, Chief Financial Officer, Treasurer, and Secretary of the Company, positions he has held since June 1993. From June 1983 to May 1993, Mr. Nelson was employed by the Eckerd Corporation, a national drug store chain, where he held the positions of Assistant Controller, Subsidiary Controller and Manager of Planning and Analysis. From March 1977 to June 1983, Mr. Nelson was employed by Red Lobster where his responsibilities included strategic planning, acquisitions, corporate development, procurement/distribution/operations analysis, and controller for seafood purchasing and processing operations of a subsidiary of Red Lobster.

Risk Factors Relating to the Business of the Company

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

   We have significant capital requirements and may need additional financing. Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants as well as the operating performance of many of our restaurants. At December 31, 2000, the Company had a working capital deficiency of $7,500,000. We believe that projected cash flow from operations, access to an existing credit line facility, the proceeds from the sale of a restaurant property, refinancing of certain properties and cash balances at December 31, 2000 will satisfy our contemplated cash requirements for at least the next 12 months. These plans may change and our assumptions may be faulty.

   We may have to seek additional financing from other sources if:

  .  our projections or assumptions are inaccurate;
  . projected cash flows are not sufficient to cover costs of operations or remodelings; or
  . we are unable to extend the maturity date for balloon payments that are scheduled to mature during 2001; and
  .  third party financing is unavailable in sufficient amounts or at all.

  We cannot be assured that third party financing will be available to us when we need it or available on acceptable terms, if at all. If we cannot obtain third party financing or other financing when we need it, this could materially adversely affect our results of operations. If we have to raise additional capital through the sale of our equity, our existing stockholders could be substantially diluted.

   We have had difficulty with our Midwest expansion and managing our growth. To date, the operating performance of the Midwest stores has been well below that of the Florida stores. Many of these stores have been and continue to be unprofitable. We have not been able to achieve economies of scale for advertising, marketing, costs of goods and other expenses in several of our Midwest markets; therefore, our costs per restaurant are higher in those markets than in our established markets. We cannot be assured that the Midwest stores will attain acceptable levels of operating performance, or that they will be profitable.

   In addition, if we continue to experience prolonged periods of unfavorable operating results at existing restaurants or view the prospects for a restaurant to be less than satisfactory, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants, could have an adverse effect upon our financial condition and results of operations. The Company closed four restaurants during the fourth quarter of 2000 and closed an additional six locations in the first quarter of 2001. Eight of the 10 restaurant closings were in the Midwest. The Company is continuing to monitor the operations and financial performance with respect to certain of its other existing restaurants; and expects to close additional underperforming restaurants in the near future, primarily in the Midwest.

   Our operating results fluctuate seasonally because of our geographic concentration. The majority of our restaurants are located in primarily residential areas in Florida. We have experienced fluctuations in our quarter-to-quarter operating results because of factors including:

   .  the seasonal nature of our business;
   .  weather conditions in Florida; and
   . the health of Florida's economy in general and tourism industry in particular.

  Our restaurant sales generally increase from January through April and June through August, the peaks of the Florida tourism season, and generally decrease from September through mid-December. In addition, because of our present geographic concentration, adverse publicity relating to our restaurants or adverse weather conditions could have a more pronounced adverse effect on our operating results than if our restaurants were more geographically dispersed. Adverse weather conditions or a decline in tourism in Florida, or in general economic conditions, which would likely affect the Florida economy or tourism industry, particularly during the time of peak sales, could materially adversely affect our operations and prospects. Operations in the Midwest, to the extent successful, should offset some of the seasonal effects on our operating results due to our concentration in the Florida market. However, we cannot be assured that our restaurants outside of the Florida area will be successful and have a positive effect on the seasonal nature of our operating results. Because of the seasonality of our business, our results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

   The supply and quality of our seafood may fluctuate. In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We maintain short-term contracts with several of our suppliers. In addition, we purchase products based on purchase orders placed from time-to-time in the ordinary course of business. We also depend on U.S. Foods. U.S. Foods distributes and warehouses our frozen seafood supply and procures, distributes and stores other supplies for us. We believe that our relationships with our suppliers and U.S. Foods are satisfactory and that alternative sources are readily available. However, the loss of some suppliers or of our relationship with U.S. Foods could materially adversely affect us. Also, substantial price increases imposed by these suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on us.

   Some species of seafood have become subject to adverse publicity because of claims of contamination by lead or other chemicals disposed of in the ocean. This can adversely affect both market demand and supply for these food products. Customer demand may also be negatively impacted by reports of medical or other risks resulting from eating seafood. We maintain a continuous inspection program for our seafood purchases. We believe that we have not experienced any adverse effect from contaminated seafood. However, we cannot assure you that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to us specifically, will not have a material adverse effect on us. Our failure to obtain adequate supplies of seafood or problems or difficulties resulting from the contamination of seafood, in general or at any of our restaurants in particular, will have a material adverse effect on our operations and profitability.

   Our expenses for food and other costs fluctuate. Our profitability depends on our ability to anticipate and to react to increases in food, labor, employee benefits, and similar costs. We have limited control over these costs. Specifically, our dependence on frequent deliveries of seafood, produce and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. We have been able to anticipate and react to fluctuations in food costs by:

  .  adjusting selected menu prices;
  . purchasing seafood directly from numerous suppliers; and . promoting alternative menu selections in response to price and availability of supply.

  However, we cannot be assured that we will be able to continue to anticipate and respond to supply and price fluctuations or that we will not be subject to significantly increased costs. A shortage of available seafood could cause our cost of sales to increase. Because of our low pricing structure, this could materially adversely affect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. This program may increase our seafood costs because seafood suppliers' and processors' costs in complying with this program may increase.

   Our industry is highly competitive. The restaurant industry, particularly the full-service casual dining segment, is highly competitive. We compete in the areas of:

  .  price;
  .  service;
  . food quality, including taste, freshness, healthfulness and nutritional value; and
  .  location.

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

   We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast food restaurants which specialize in a variety of entree offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. You can expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure you that:

  . consumers will be able to distinguish our products from competitive products;

  . substantially equivalent food products will not be introduced by our competitors; or
  .  we will be able to compete successfully.

   Many factors affect our industry. We must respond to various factors affecting the restaurant industry including:

  .  changes in consumer preferences, tastes and eating habits;
  .  demographic trends and traffic patterns;
  .  increases in food and labor costs;
  .  inflation; and
  .  national, regional and local economic conditions.

   We face risks associated with government regulation. We are subject to extensive state and local government regulation by various agencies, including:

  . state and local licensing, zoning, land use, construction and environmental regulations;
  . various regulations relating to the sale of food and alcoholic beverages;
  . regulations relating to sanitation, disposal of refuse and waste products;
  . regulations relating to public health; and . safety and fire standards.

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

   Restaurant operating costs are also affected by other government actions which are beyond our control, including increases in:

   .  the minimum hourly wage requirements;
   .  workers compensation insurance rates;
   .  health care insurance costs; and
   .  unemployment and other taxes.

   Furthermore, the Americans with Disabilities Act may require us to make certain modifications to certain of our restaurants to meet specified access and use requirements. These and other initiatives could adversely affect our results of operations.

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

   We may not be able to protect our service marks and proprietary information. We own two United States registrations for the service marks that we use, including the name "Shells." We believe that our service marks ave significant value and are essential to our ability to create demand for and awareness of our restaurants. We cannot assure you, however, that our service marks:

   . do not or will not violate the proprietary rights of others; . would be upheld if challenged; or . that we would not be prevented from using our service marks.

  Any of these occurrences could materially adversely affect us. In addition, we cannot assure you that we will have the financial resources necessary to enforce or defend our service marks.

   We also rely on trade secrets and proprietary know-how. We employ various methods to protect our concepts and recipes. However, these methods may not completely protect us. We cannot assure you that others will not independently develop similar know-how or obtain access to our knowhow, concepts and recipes. Although we generally enter into confidentiality agreements with our executives and managers, we cannot assure you that these agreements will adequately protect our trade secrets.

   Our insurance coverage may not be adequate. We maintain insurance, including insurance relating to personal injury, in amounts which we currently consider adequate. Nevertheless, a partially or completely uninsured claim against us, if successful, could materially adversely affect us.

   We depend on key personnel. Our success is largely dependent upon our executive management and other key personnel. The loss of the services of one of our executives or other key personnel could materially adversely affect us. Our success may also depend on our ability to attract and retain qualified management restaurant industry personnel.

   Control by Management. Frederick R. Adler, the Company's Chairman, and other directors beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result, such persons, acting together, will be able to exert significant influence and control over us, including the election of our directors, regarding any proposed dissolution, merger or sale of our assets, and generally in the direction of our affairs.

   Absence of Dividends. We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

   Provisions with Potential Anti-Takeover Effect. Our certificate of incorporation provides that we may issue up to 2,000,000 shares of preferred stock from time-to-time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock. The Board is authorized to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by our stockholders. The board of directors may authorize and issue preferred stock with voting, dividend, liquidation, conversion or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In addition, the potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock. We have no present intention to issue any shares of our preferred stock; however, we cannot assure you that we will not do so in the future.

ITEM 2. PROPERTIES

   The Company leases 8,100 square feet of space in Tampa, Florida for its executive offices. The annual rent payable under the lease, which expires in October 2003, is approximately $121,000.

   All but five of the Company's existing restaurants in operation are leased properties. One of the Company's owned properties is currently in the process of being sold and is not being operated as a Shells restaurant. In the future, the Company intends to lease most of its properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of the Company leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, the Company is required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases generally have initial terms ranging from five to 20 years and renewal options ranging from five to 20 years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   The common stock of the Company is traded on the OTC Bulletin Board under the symbol "SHLL". Prior to November 2000, the common stock was traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market. The following table sets forth the high and low per share price of the Company's common stock as reported by Nasdaq.

   Fiscal 1998                                                       High   Low
   -----------                                                      ------ -----
   First quarter................................................... $11.63 $7.56
   Second quarter.................................................. $11.75 $9.63
   Third quarter................................................... $11.50 $4.38
   Fourth quarter.................................................. $ 6.00 $3.25

   Fiscal 1999
   -----------
   First quarter................................................... $ 5.50 $3.50
   Second quarter.................................................. $ 4.75 $3.50
   Third quarter................................................... $ 4.25 $2.63
   Fourth quarter.................................................. $ 3.75 $2.06

   Fiscal 2000
   -----------
   First quarter................................................... $ 2.31 $1.13
   Second quarter.................................................. $ 2.63 $1.25
   Third quarter................................................... $ 2.06 $1.03
   Fourth quarter.................................................. $ 1.25 $0.25

   The number of stockholders of record of the Company's common stock on March 2, 2001 was approximately 250. As of March 23, 2001, the Company's stock price was $0.625

   The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth selected historical consolidated financial data for the Company. The historical consolidated financial data for the Company is for the fiscal years (52 weeks) ended December 31, 2000 ("Fiscal 2000"), January 2, 2000 ("Fiscal 1999"), the fiscal year (53 weeks) ended January 3, 1999 ("Fiscal 1998"), and the fiscal years (52 weeks) ended December 28, 1997 ("Fiscal 1997") and December 29, 1996 ("Fiscal 1996"). This
consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except per share and number of restaurants data).

                                                  Year (53 Weeks)
                           Year (52 Weeks) Ended       Ended        Year (52 Weeks) Ended
                          ----------------------- --------------- -------------------------
                          December 31, January 2,   January 3,    December 28, December 29,
                              2000        2000         1999           1997         1996
                          ------------ ---------- --------------- ------------ ------------
Statement of Operations
 Data:
Revenues
  Restaurant sales......    $90,023     $94,798       $83,734       $64,914      $39,405
  Management fees.......        419         407           415           398          388
                            -------     -------       -------       -------      -------
  Total revenues........     90,442      95,205        84,149        65,312       39,793
                            -------     -------       -------       -------      -------
Costs and expenses
  Cost of sales.........     33,984      34,356        29,342        22,967       14,017
  Labor and other
   related expenses.....     28,028      27,839        23,749        17,674       10,221
  Other restaurant
   operating expenses...     20,662      20,623        17,317        13,432        8,266
  General and
   administrative
   expenses.............      7,212       7,438         6,210         4,940        3,351
  Depreciation and
   amortization.........      2,703       3,320         2,702         1,788          927
  Pre-opening expenses..        --          215         2,306         1,646          347
  Provision for
   impairment of
   assets...............      3,978       4,595           620           --           --
                            -------     -------       -------       -------      -------
Income (loss) from
 operations.............     (6,125)     (3,181)        1,903         2,865        2,664
Other income (expense):
  Interest expense,
   net..................       (789)       (789)         (341)         (148)        (170)
  Other income
   (expense), net.......        145          (6)          (18)          (44)        (233)
                            -------     -------       -------       -------      -------
Income (loss) before
 elimination of minority
 partner interest and
 income taxes ..........     (6,769)     (3,976)        1,544         2,673        2,261
Elimination of minority
 partner interest.......       (259)       (250)         (179)         (174)        (169)
                            -------     -------       -------       -------      -------
Income (loss) before
 (provision) benefit for
 income taxes...........     (7,028)     (4,226)        1,365         2,499        2,092
Income tax (provision)
 benefit (1)............     (2,304)      1,512           158          (849)        (648)
Cumulative effect of
 change in accounting
 principle for pre-
 opening costs, net of
 income tax benefit.....        --          --           (692)          --           --
                            -------     -------       -------       -------      -------
Net income (loss).......     (9,332)     (2,714)          831         1,650        1,444
Preferred shares
 accretion..............        --          --           (111)          (74)        (117)
                            -------     -------       -------       -------      -------
Net income (loss)
 applicable to common
 stock..................    $(9,332)    $(2,714)      $   720       $ 1,576      $ 1,327
                            =======     =======       =======       =======      =======

                                                      Fiscal Years Ended
                                              ----------------------------------
                                              December 31, January 2, January 3,
                                                  2000        2000       1999
                                              ------------ ---------- ----------
Basic net income (loss) per share............    $(2.10)     $(0.61)    $0.16
Diluted net income (loss) per share..........    $(2.10)     $(0.61)    $0.15

                                                     Fiscal Years Ended
                                              ---------------------------------
                                              December 31, January   January 3,
                                                  2000     2, 2000      1999
                                              ------------ --------  ----------
Operating Data:
System-wide sales:
  Company-owned restaurants..................   $ 90,023   $ 94,798   $83,734
  Licensed restaurants.......................     10,009     10,166    10,385
                                                --------   --------   -------
                                                $100,032   $104,964   $94,119
                                                ========   ========   =======
Number of restaurants (at end of period):
  Company-owned restaurants..................         41         45        45
  Licensed restaurants.......................          4          4         4
                                                --------   --------   -------
                                                      45         49        49
                                                --------   --------   -------
Average annual sales per Company-owned and
 joint venture restaurant open for full
 period (2)..................................   $  2,071   $  2,197   $ 2,156
Increase (decrease) in Company-owned and
 joint venture restaurant same store sales
 (2).........................................       -0.4%       3.9%      2.5%

                         December 31, January 2, January 3, December 28, December 29,
                             2000        2000       1999        1997         1996
                         ------------ ---------- ---------- ------------ ------------
Balance Sheet Data:
Working capital
 (deficiency)...........   $(7,500)    $(3,925)   $(4,047)    $   484      $(1,418)
Total assets............    21,461      30,668     34,895      26,566       18,373
Long-term debt..........     3,714       5,656      5,189       1,449        1,161
Minority partner
 interest...............       449         590        519         514          512
Redeemable preferred
 shares.................       --          --         --        1,372        1,668
Stockholders' equity....     4,414      13,746     16,460      14,521        7,472

- --------
(1) The effective tax rates for fiscal years 2000, 1999, and 1998 include the effect of recognizing valuation allowance adjustments relating to tax benefits that were fully reserved prior to 1997. The effect of adjusting the valuation allowance, primarily related to net operating loss carryforwards from prior years, was to reduce the effective income tax rate for the fiscal years 1999 and 1998 to 36%. The effective tax rate for fiscal 1998 was also affected by a $650,000 benefit related to the reduction in the tax asset valuation allowance. Whereas, the fiscal 2000 taxes were impacted by an increase in the valuation allowance related to the tax assets that were deemed non-realizable.
(2) Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   As of December 31, 2000, the Company owned 40 Shells restaurants and a 51% ownership interest in the Melbourne Restaurant. In addition, the Company managed and operated four Managed Restaurants. Average annual restaurant sales during the fiscal year (52 weeks) ended December 31, 2000 for the 41 restaurants open for the full year were approximately $2,071,000. The Company's food sales and liquor sales accounted for 89% and 11% of revenues, respectively, for the fiscal year (52 weeks) ended December 31, 2000.

   At the present time, the Company continues to take corrective actions aimed at mitigating those factors that management believes are contributing to the Company's operating losses. These actions include the continued scrutiny and, if appropriate, the disposition of certain under-performing restaurants. The Company closed four restaurants during the fourth quarter of 2000 and six more in the first quarter of 2001. In addition, the Company is currently reviewing and expects to close additional underperforming restaurants, primarily in non-Florida locations.

   The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales. The Company's fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31.

                                                      Fiscal Years Ended
                                              ----------------------------------
                                              December 31, January 2, January 3,
                                                  2000        2000       1999
                                              ------------ ---------- ----------
Revenues
  Restaurant sales..........................      99.5%       99.6%      99.5%
  Management fees...........................       0.5%        0.4%       0.5%
                                                 -----       -----      -----
                                                 100.0%      100.0%     100.0%
                                                 -----       -----      -----
Cost and expenses
  Cost of sales (1).........................      37.8%       36.2%      35.0%
  Labor and other related expenses (1)......      31.1%       29.4%      28.4%
  Other restaurant operating expenses (1)...      23.0%       21.8%      20.7%
                                                 -----       -----      -----
  Total restaurant costs and expenses (1)...      91.9%       87.4%      84.1%
                                                 -----       -----      -----
  General and administrative expenses.......       8.0%        7.8%       7.4%
  Depreciation and amortization.............       3.0%        3.5%       3.2%
  Pre-opening expenses......................       0.0%        0.2%       2.7%
  Provision for impairment of assets........       4.4%        4.8%       0.7%
                                                 -----       -----      -----
Income (loss) from operations...............      -6.8%       -3.3%       2.3%
Interest expense, net.......................      -0.9%       -0.8%      -0.4%
Other income (expense), net.................       0.2%       -0.1%      -0.1%
Elimination of minority partner interest....      -0.3%       -0.3%      -0.2%
                                                 -----       -----      -----
Income (loss) before (provision) benefit for
 income taxes...............................      -7.8%       -4.5%       1.6%
Income tax (provision) benefit..............      -2.5%        1.6%       0.2%
Cumulative effect of change in accounting
 for pre-opening costs, net of income tax
 benefit....................................       0.0%        0.0%      -0.8%
                                                 -----       -----      -----
Net income (loss)...........................     -10.3%       -2.9%       1.0%
                                                 =====       =====      =====

- --------
(1) As a percentage of restaurant sales.

RESULTS OF OPERATIONS

Fiscal 2000 versus Fiscal 1999

   Total revenues for Fiscal 2000 were $90,442,000 as compared to $95,205,000 for Fiscal 1999. The $4,763,000 or 5.0% decrease in revenues primarily was due to the closing of four restaurants during the fourth quarter of Fiscal 2000, and, to a lesser extent, a 0.4% decrease in same store sales.

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

   The cost of restaurant sales as a percentage of restaurant sales increased to 37.8% for Fiscal 2000 from 36.2% for Fiscal 1999. This increase primarily was due to the rising commodity costs of seafood, primarily shrimp and crab products, coupled with the higher happy hour discounting for alcoholic beverages during Fiscal 2000 as compared with Fiscal 1999. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

   Labor and other related expenses as a percentage of restaurant sales increased to 31.1% during Fiscal 2000 as compared to 29.4% for Fiscal 1999. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants caused by lower unit sales volumes as compared to its Florida restaurants, coupled with higher hourly wage rates in both the Florida and the Midwest restaurants. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits and taxes.

   Other restaurant operating expenses as a percentage of restaurant sales increased to 23.0% for Fiscal 2000 as compared with 21.8% for Fiscal 1999. The increase was primarily attributed to a $984,000 charge related to restaurant closure and property related expenses. Exclusive of the $984,000 charge, other restaurant operating expenses marginally increased to 21.9% of revenues. This increase was attributed to higher utility expenses which were offset in part by a reduction in advertising expenses throughout many of the markets in which the Company operates where media efficiency was not achievable. Other restaurant operating expenses generally consist of advertising, supervision, operating supplies, repairs and maintenance, rent and other occupancy costs and utilities.

   General and administrative expenses as a percentage of revenues increased to 8.0% for Fiscal 2000 as compared with 7.8% for Fiscal 1999. The increase was due to increased salaries and wages resulting from the hiring of an additional director of operations for the Florida market in fiscal 2000. General and administrative expenses relate to the operations of all Shells restaurants owned by the Company and management services that the Company provides to the Managed Restaurants.

   Depreciation and amortization expenses as a percentage of revenues decreased to 3.0% for Fiscal 2000 as compared with 3.5% for Fiscal 1999. The decrease in depreciation expense primarily was due to the reduced basis of property and equipment resulting from the recognition of asset impairment charges in the fourth quarter of 1999 and the third quarter of 2000. The reduction in depreciation expense occurs subsequent to the write-down; therefore the reduced depreciation expenses resulting from the Fiscal 1999 write-downs were not reflected until Fiscal 2000.

   Pre-opening expenses decreased to zero in Fiscal 2000 from $215,000 for Fiscal 1999 as there were no new restaurant openings during Fiscal 2000.

   The provision for impaired assets was $3,978,000 or 4.4% of revenues for Fiscal 2000 as compared to $4,595,000 or 4.8% of revenues for Fiscal 1999. In the third quarter of Fiscal 2000 and the fourth quarter of Fiscal 1999, the Company recorded the pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. The asset impairment charge in Fiscal 2000 related to eight restaurants, six in the Midwest and two in the Florida markets, which had not previously been written down as well as additional write-downs on all restaurants which had asset impairment charges during Fiscal 1999. The impairment charges during Fiscal 1999 related to 11 restaurants, eight restaurants in the Midwest and three restaurants in Florida. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants, many of which were negative. The Company targeted many of these underperforming units for closure, including 10 restaurants which have closed from October 2000 through March 2001.

   The other income of $145,000 for Fiscal 2000 as compared with other expense of $6,000 for Fiscal 1999 is primarily attributable to the $238,000 gain realized upon the disposition of a leasehold interest in the Company's Western Hills restaurant. The restaurant was closed during September 1999 with the leasehold interest being transferred during the second quarter of Fiscal 2000.

   A provision for income taxes of $2,304,000 was recognized for Fiscal 2000 as compared with a benefit of $1,512,000 during Fiscal 1999. The provision for income taxes despite the operating losses is due to the increase in the valuation allowance related to the uncertainty of realizing certain tax assets. The Company's recognition of benefits during Fiscal 1999 was predicated on the Company's ability to realize the tax benefits in the future.

   As a result of the factors discussed above, the Company's loss from operations increased $2,944,000 to a loss from operations of $6,125,000 for Fiscal 2000 as compared with a loss from operations of $3,181,000 for Fiscal 1999. The net loss for Fiscal 2000 was $9,332,000 as compared with a net loss of $2,714,000 for the same period in 1999.

 Fiscal 1999 versus Fiscal 1998

   Total revenues for Fiscal 1999 were $95,205,000 as compared to $84,149,000 for Fiscal 1998. The $11,056,000 or 13.1% increase in revenues primarily was due to the opening of one new restaurant during 1999, the opening of 10 restaurants at various times during 1998, the addition of lunch in 24 restaurants, and, to a lesser extent, a 3.9% increase in same store sales and selective menu price increases, offset in part by an additional week of revenues for Fiscal 1998 and the closing of one restaurant in September 1999.

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

   General and administrative expenses as a percentage of revenues increased to 7.8% for Fiscal 1999 as compared with 7.4% for Fiscal 1998. The increase was due to $330,000 in severance expense in the fourth quarter of Fiscal 1999 as well as increased salaries related to two additional area directors in the Midwest during Fiscal 1999.

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

   The net interest expense increased $448,000 to $789,000 for Fiscal 1999 from $341,000 for Fiscal 1998. The increase was due to the mortgage financing of two properties acquired in each of Fiscal 1998 and Fiscal 1999, finance charges relating to equipment from Fiscal 1998 new restaurant openings and increased finance charges relating to the Company's forward purchases of inventory holdings by U.S. Foodservice. The interest income was lower during Fiscal 1999 as compared with Fiscal 1998 due to the higher average cash balance during Fiscal 1998 resulting from income from operations and the proceeds from the exercise of warrants to purchase common stock.

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

   The Company's operating results were adversely affected by performance issues primarily in the Midwest. As a result of the performance of the Midwest restaurants coupled with the other factors discussed above, the Company's income from operations decreased $5,084,000 to a loss from operations of $3,181,000 for Fiscal 1999 as compared with income from operations of $1,903,000 for Fiscal 1998. This decrease in income from operations, excluding the effect of pre-opening expenses and asset impairment charges, was $3,200,000. The Company incurred a net loss of $2,714,000 for Fiscal 1999 in comparison to net income of $831,000 for Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The following table presents a summary of the Company's cash flows for the last three fiscal years (in thousands):

                                                    2000     1999      1998
                                                   -------  -------  --------
   Net cash provided by operating activities...... $   970  $ 1,529  $  6,285
   Net cash used in investing activities..........  (1,774)  (3,783)  (11,050)
   Net cash (used in) provided by financing
    activities....................................    (875)     472     4,173
                                                   -------  -------  --------
   Net decrease in cash........................... $(1,679) $(1,782) $   (592)
                                                   =======  =======  ========

   As of December 31, 2000, the Company's current liabilities of $11,099,000 exceeded its current assets of $3,599,000, resulting in a working capital deficiency of $7,500,000. Consistent with industry practice, the Company has generally operated with negative working capital as a result of costs associated with new restaurants and remodeling existing restaurants, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable. The use of current assets for investment in leasehold improvements, land and buildings, and equipment has also contributed to the deficiency in working capital.

   During Fiscal 2000, the Company's cash position decreased by $1,679,000. Net cash provided by operating activities totaled $970,000, while cash used in investing activities was $1,774,000 which related to renovations and equipment purchases. The net cash used in financing activities was $875,000, which consisted of $245,000 in borrowings less $1,120,000 in debt repayments. Net cash used in investing activities in Fiscal 1999 included the opening of one new restaurant, the remodeling of certain existing restaurants, and the purchases of two previously leased sites at an aggregate cost of $1,650,000.

   The Company believes that cash flows from operations coupled with the proceeds from the sale of an existing property, refinancing of certain properties, and cash balances at December 31, 2000, will be sufficient to satisfy its contemplated cash requirements for at least 12 months. If necessary, the Company plans to borrow against the $1,000,000 line of credit from Frederick R. Adler. The Company does not plan to open any new restaurants during fiscal year 2001, as it focuses on continuing corrective actions aimed at mitigating factors that management believes contributed to the operating losses in many of the Midwest units. The Company will require refinancing of several of its mortgage notes that are scheduled to mature during Fiscal 2001.

   The Company has, from time-to-time, and to the extent applicable may utilize real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary. In the event that the Company's plans change, its assumptions prove to be inaccurate, unanticipated expenses arise, and projected cash flow or third party financing otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to the Company when needed, on acceptable terms, or at all. Effective November 16, 1999, the Company had a $1,000,000 line of credit available until January 31, 2001 through its Chairman, Frederick R. Adler. As consideration for granting the Company this line of credit, the expiration date of certain outstanding warrants to purchase common stock held by Mr. Adler or related parties was extended to January 31, 2001. This line of credit was extended until January 31, 2002 as consideration for extending the expiration date of the outstanding warrants to purchase common stock held by Mr. Adler or related parties until January 31, 2002. The Company expects to extend the terms on three of four loans from outside parties that are scheduled to mature during 2001; therefore, those amounts are reflected as non-current debt on the balance sheet. The remaining loan is expected to be repaid out of the Company's cash flow from operations and the sale of a financed property that is currently under contract to be sold.

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

   In addition, quarterly results have been substantially affected by the timing of restaurant closings, primarily in the Midwest. Because of the seasonality of the Company's business and the impact of restaurant closings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

IMPACT OF INFLATION AND PRICE CHANGES

   The Company has not operated in a highly inflationary period and its management does not believe that inflation has had a material effect on sales or expenses. As expenses increase, the Company expects to recover increased costs by increasing prices, to the extent permitted by competition, or by modifying its menu and promoting other less cost sensitive products. Due to the fact that the Company's business is somewhat dependent on tourism in Florida, any significant decrease in tourism due to inflation would likely have a material adverse effect on revenues and profitability.

   Many food products purchased by the Company are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. The Company expects that in most cases the Company could pass increased commodity prices through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

NEW ACCOUNTING PRONOUNCEMENTS
   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends upon the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 does not materially affect the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $3,392,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime lending rate to 100 basis points over the prime lending rate. There is also one loan that is based on 225 basis points over the 30 day London Interbank Offered Rate.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports..............................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000....  F-4

Consolidated Statements of Operations for the years (52 weeks) ended
 December 31, 2000 and
 January 2, 2000, and the year (53 weeks) ended January 3, 1999............  F-5

Consolidated Statements of Stockholders' Equity for the years (52 weeks)
 ended December 31, 2000 and January 2, 2000, and the year (53 weeks) ended
 January 3, 1999...........................................................  F-6

Consolidated Statements of Cash Flows for the years (52 weeks) ended
 December 31, 2000 and January 2, 2000, and the year (53 weeks) ended
 January 3, 1999...........................................................  F-7

Notes to Consolidated Financial Statements.................................  F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Shells Seafood Restaurants, Inc. and Subsidiaries
Tampa, Florida

   We have audited the accompanying consolidated balance sheet of Shells Seafood Restaurants, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year (52 weeks) ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and the results of its operations and its cash flows for the fiscal year (52 weeks) ended December 31, 2000 in conformity with generally accepted accounting principles.

Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida
January 25, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
Shells Seafood Restaurants, Inc.
Tampa, Florida

   We have audited the accompanying consolidated balance sheet of Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") as of January 2, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year (52 weeks) ended January 2, 2000 and the year (53 weeks) ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 2, 2000 and the results of its operations and its cash flows for the year (52 weeks) ended January 2, 2000 and the year (53 weeks) ended January 3, 1999 in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1998.


Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
February 18, 2000

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                              December 31, 2000 January 2, 2000
                                              ----------------- ---------------
ASSETS
Cash........................................     $ 1,261,937      $ 2,940,919
Inventories.................................       1,007,520        1,029,324
Other current assets........................         495,506          703,548
Receivables from related parties............         196,155          191,528
Deferred tax asset, net.....................         638,000           94,551
                                                 -----------      -----------
  Total current assets......................       3,599,118        4,959,870
Property and equipment, net.................      14,165,527       18,314,555
Prepaid rent................................         173,122          544,093
Other assets................................         418,945          691,894
Goodwill....................................       2,886,799        3,092,995
Deferred tax asset, net.....................         217,000        3,064,449
                                                 -----------      -----------
TOTAL ASSETS................................     $21,460,511      $30,667,856
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................     $ 3,445,541      $ 3,755,225
Accrued expenses............................       5,312,219        3,742,582
Sales tax payable...........................         356,039          469,061
Current portion of long-term debt...........       1,985,447          917,728
                                                 -----------      -----------
  Total current liabilities.................      11,099,246        8,884,596
Deferred rent...............................       1,783,994        1,791,625
Long-term debt, less current portion........       3,714,316        5,656,493
                                                 -----------      -----------
  Total liabilities.........................      16,597,556       16,332,714
Minority partner interest...................         449,011          589,583
                                                 -----------      -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized
 2,000,000 shares; none issued or
 outstanding................................             --               --
Common stock, $.01 par value; authorized
 20,000,000 shares; 4,454,015 shares issued
 and outstanding............................          44,540           44,540
Additional paid-in-capital..................      14,161,010       14,161,010
Accumulated deficit.........................      (9,791,606)        (459,991)
                                                 -----------      -----------
  Total stockholders' equity                       4,413,944       13,745,559
                                                 -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..     $21,460,511      $30,667,856
                                                 ===========      ===========

                See notes to consolidated financial statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Fiscal Years Ended
                              -------------------------------------------------
                              December 31, 2000 January 2, 2000 January 3, 1999
                              ----------------- --------------- ---------------
REVENUES:...................     $90,441,802      $95,204,840     $84,149,214
                                 -----------      -----------     -----------
COST AND EXPENSES:
  Cost of sales.............      33,984,212       34,355,725      29,341,688
  Labor and other related
   expenses.................      28,028,095       27,839,524      23,749,450
  Other restaurant operating
   expenses.................      20,662,023       20,622,781      17,317,281
  General and administrative
   expenses.................       7,212,051        7,437,718       6,210,113
  Depreciation and
   amortization.............       2,702,630        3,320,289       2,701,969
  Pre-opening expenses......             --           214,864       2,305,944
  Provision for impairment
   of assets................       3,978,000        4,595,000         620,000
                                 -----------      -----------     -----------
                                  96,567,011       98,385,901      82,246,445
                                 -----------      -----------     -----------
INCOME (LOSS) FROM
 OPERATIONS.................      (6,125,209)      (3,181,061)      1,902,769
                                 -----------      -----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense..........        (977,329)        (921,227)       (550,267)
  Interest income...........         188,494          131,773         209,583
  Other income (expense),
   net......................         145,857           (6,090)        (17,711)
                                 -----------      -----------     -----------
                                   (642,978)         (795,544)       (358,395)
                                 -----------      -----------     -----------
INCOME (LOSS) BEFORE
 ELIMINATION OF MINORITY
 PARTNER INTEREST AND INCOME
 TAXES......................      (6,768,187)      (3,976,605)      1,544,374
ELIMINATION OF MINORITY
 PARTNER INTEREST...........        (259,428)        (249,583)       (179,257)
                                 -----------      -----------     -----------
INCOME (LOSS) BEFORE
 (PROVISION) BENEFIT FOR
 INCOME TAXES...............      (7,027,615)      (4,226,188)      1,365,117
(PROVISION) BENEFIT FOR
 INCOME TAXES...............      (2,304,000)       1,512,000         158,000
                                 -----------      -----------     -----------
INCOME (LOSS) BEFORE THE
 CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE....      (9,331,615)      (2,714,188)      1,523,117
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING FOR PRE-
 OPENING COSTS, NET OF
 INCOME TAX BENEFIT.........             --               --         (692,000)
                                 -----------      -----------     -----------
NET INCOME (LOSS)...........      (9,331,615)      (2,714,188)        831,117
PREFERRED SHARES ACCRETION..             --               --         (110,644)
                                 -----------      -----------     -----------
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCK............     $(9,331,615)     $(2,714,188)    $   720,473
                                 ===========      ===========     ===========
BASIC NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE..........     $     (2.10)     $     (0.61)    $      0.32
 CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........             --               --            (0.16)
                                 -----------      -----------     -----------
BASIC NET INCOME (LOSS) PER
 SHARE OF COMMON STOCK......     $     (2.10)     $     (0.61)    $      0.16
                                 -----------      -----------     -----------
BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING..........       4,454,015        4,454,015       4,447,881
                                 ===========      ===========     ===========
DILUTED NET INCOME (LOSS)
 PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE..........     $     (2.10)     $     (0.61)    $      0.29
 CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE.........             --               --            (0.14)
                                 -----------      -----------     -----------
DILUTED NET INCOME (LOSS)
 PER SHARE OF COMMON STOCK..     $     (2.10)     $     (0.61)    $      0.15
                                 ===========      ===========     ===========
DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING..........       4,454,015        4,454,015       4,958,052
                                 ===========      ===========     ===========

                See notes to consolidated financial statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock    Additional   Retained
                         -----------------   Paid-In    Earnings
                          Shares   Amount    Capital    (Deficit)      Total
                         --------- ------- ----------- -----------  -----------
Balance at December 28,
 1997................... 4,227,062 $42,270 $12,944,995 $ 1,533,724  $14,520,989
  Net income............                                   831,117      831,117
  Shells Inc. preferred
   shares accretion.....                                  (110,644)    (110,644)
  Issuance of common
   stock................   226,953   2,270   1,216,015                1,218,285
                         --------- ------- ----------- -----------  -----------
Balance at January 3,
 1999................... 4,454,015  44,540  14,161,010   2,254,197   16,459,747
  Net loss..............                                (2,714,188)  (2,714,188)
                         --------- ------- ----------- -----------  -----------
Balance at January 2,
 2000................... 4,454,015  44,540  14,161,010    (459,991)  13,745,559
  Net loss..............                                (9,331,615)  (9,331,615)
                         --------- ------- ----------- -----------  -----------
Balance at December 31,
 2000................... 4,454,015 $44,540 $14,161,010 $(9,791,606) $ 4,413,944
                         ========= ======= =========== ===========  ===========



                See notes to consolidated financial statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Fiscal Years Ended
                               -------------------------------------------------
                               December 31, 2000 January 2, 2000 January 3, 1999
                               ----------------- --------------- ---------------
OPERATING ACTIVITIES:
  Net income (loss)..........     $(9,331,615)     $(2,714,188)    $   831,117
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
  Depreciation and
   amortization..............       2,702,630        3,320,289       2,701,969
  Amortization of pre-opening
   expenses..................             --               --        2,305,944
  Provision for impairment of
   assets....................       3,978,000        4,595,000         620,000
  Gain on sale of assets.....        (118,553)             --              --
  Cumulative effect of
   accounting change.........             --               --          692,000
  Minority partner interest..        (140,572)          70,326           5,210
  Changes in assets and
   liabilities:
    Decrease (increase) in
     inventories.............          21,804          (75,258)        (92,819)
    (Increase) decrease in
     receivables from related
     parties.................          (4,627)        (156,267)        104,687
    Decrease (increase) in
     other assets............         348,161          577,770      (2,857,134)
    Decrease (increase) in
     deferred tax assets.....       2,304,000       (2,111,000)     (1,048,000)
    Decrease (increase) in
     prepaid rent............          71,307           78,275        (298,047)
    (Decrease) increase in
     accounts payable........        (309,684)      (2,563,319)      2,512,911
    Increase in accrued
     expenses................       1,569,637          310,250         550,928
    (Decrease) increase in
     sales tax payable.......        (113,022)         (20,627)        171,465
    Decrease in income taxes
     payable.................             --               --         (275,216)
    (Decrease) increase in
     deferred rent...........          (7,631)         217,533         359,949
                                  -----------      -----------     -----------
  Total adjustments..........      10,301,450        4,242,972       5,453,847
                                  -----------      -----------     -----------
  Net cash provided by
   operating activities......         969,835        1,528,784       6,284,964
                                  -----------      -----------     -----------
INVESTING ACTIVITIES:
  Proceeds from sale of
   assets....................         251,383              --              --
  Purchase of property and
   equipment.................      (2,025,742)      (3,783,393)    (11,049,890)
                                  -----------      -----------     -----------
  Net cash used in investing
   activities................      (1,774,359)      (3,783,393)    (11,049,890)
                                  -----------      -----------     -----------
FINANCING ACTIVITIES:
  Proceeds from debt
   financing.................         245,532        1,355,000       5,053,545
  Repayment of debt..........      (1,119,990)        (882,593)       (616,058)
  Redemption of preferred
   shares....................             --               --       (1,482,496)
  Proceeds from the issuance
   of common stock...........             --               --        1,218,285
                                  -----------      -----------     -----------
  Net cash (used in) provided
   by financing activities...        (874,458)         472,407       4,173,276
                                  -----------      -----------     -----------
  Net decrease in cash.......      (1,678,982)      (1,782,202)       (591,650)
CASH AT BEGINNING OF PERIOD..       2,940,919        4,723,121       5,314,771
                                  -----------      -----------     -----------
CASH AT END OF PERIOD........     $ 1,261,937      $ 2,940,919     $ 4,723,121
                                  ===========      ===========     ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for interest.....     $   981,668      $   877,188     $   524,671
  Cash paid for income
   taxes.....................     $    96,500      $   599,000     $   932,813

Non-cash operating and investing activities:
  The Company transferred $121,224 from other assets into property and equipment for assets placed in service during Fiscal 2000.
  During Fiscal 2000, the Company relieved $299,664 of the FAS 121 Allowance to absorb prepaid rent costs incurred in prior years relating to current year store closings.

                See notes to consolidated financial statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

   Basis of Presentation -- At December 31, 2000, Shells Seafood Restaurants, Inc. and subsidiaries (the "Company") managed and operated 45 full service, casual dining seafood restaurants in Florida, Indiana, Kentucky, and Ohio under the name "Shells". The Company closed six of these restaurants during the first quarter of 2001. The Company was incorporated on April 29, 1993 and began operations in August 1993.

   In August 1993, the Company purchased from Shells, Inc. the service mark "Shells" as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". The Company subsequently acquired Shells, Inc. effective December 29, 1994.

   Principles of Consolidation -- The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries as well as a joint venture partnership in which the Company is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

   Fiscal Year -- The Company's fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. The Fiscal years ended December 31, 2000 ("Fiscal 2000"), January 2, 2000 ("Fiscal 1999"), and January 3, 1999 ("Fiscal 1998") were 52, 52 and 53 weeks, respectively.

   Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

   Inventories -- Inventories consist of food (primarily seafood), beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company utilizes a third party to hold and distribute certain products. The inventory is not recorded by the Company nor is the risk of ownership transferred to the Company until its individual restaurants receive the product.

   Pre-opening costs -- Pre-opening costs are expensed as incurred (See Note
15).

   Property and Equipment -- Property and equipment are stated at cost less the provision for impairment and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and buildings are depreciated over the shorter of the lease term or the estimated useful life and range from five to 30 years. Useful lives for equipment, furniture and fixtures, and signs range from five to 10 years.

   Goodwill -- The excess of the Company's cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. is being amortized on the straight-line basis over 20 years. The use of a 20 year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants.

   Impairment of Long-lived Assets -- Property and equipment, goodwill and other intangible assets are reviewed quarterly or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by the estimated future undiscounted cash flows. The impairment write-down is the difference between the carrying amounts and the fair value of those assets. If the total of future undiscounted cash flows is less than the carrying amount of the property, fixtures and equipment, the carrying amount is written down to the fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

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

   Comprehensive Income -- The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1998. SFAS No. 130 requires disclosure of comprehensive income including per share amounts in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding charges resulting from investments by owners (e.g. supplemental stock offerings) and distributions to owners (e.g. dividends). For each of the years presented, there are no items requiring separate disclosure in accordance with this statement.

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

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends upon the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 does not materially affect the Company's consolidated financial statements.

   Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

2. Other Current Assets

   Other current assets consist of the following:

                                                           December 31, January
                                                               2000     2, 2000
                                                           ------------ --------
    Other current assets..................................   $244,404   $ 22,644
    Accounts receivable...................................    151,200    181,251
    Prepaid expenses......................................     99,902    499,653
                                                             --------   --------
                                                             $495,506   $703,548
                                                             ========   ========

3. Property and Equipment

   Property and equipment consist of the following:

                                                       December 31,  January 2,
                                                           2000         2000
                                                       ------------  -----------
    Leasehold improvements............................ $ 6,606,815   $ 8,338,690
    Equipment.........................................   7,773,637     7,876,853
    Furniture and fixtures............................   4,312,349     4,790,375
    Land and buildings................................   5,696,387     6,011,552
    Signage...........................................   1,012,777       900,604
                                                       -----------   -----------
                                                        25,401,965    27,918,074
    Less accumulated depreciation and amortization.... (11,236,438)   (9,603,519)
                                                       -----------   -----------
                                                       $14,165,527   $18,314,555
                                                       ===========   ===========

4. Accrued Expenses

   Accrued expenses consist of the following:

                                                        December 31, January 2,
                                                            2000        2000
                                                        ------------ ----------
    Accrued payroll....................................  $1,208,779  $1,288,458
    Other..............................................   1,189,691     831,186
    Accrued insurance..................................   1,137,540     869,079
    Restaurant closing expenses........................   1,073,559         --
    Unearned revenue...................................     702,650     753,859
                                                         ----------  ----------
                                                         $5,312,219  $3,742,582
                                                         ==========  ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

5. Long-Term Debt

   Long-term debt consists of the following:

                                                        December    January 2,
                                                        31, 2000       2000
                                                       -----------  ----------
Finance agreements, collateralized by equipment,
 principal and interest due monthly through April
 2002, interest rates ranging from 6.8%-11.0%........  $ 1,367,314  $1,815,608
$1,000,000 promissory note with a bank collateralized
 by real property owned by the Company. Interest is
 payable monthly based on the Wall Street Journal
 published prime rate minus 0.50%. Principal is
 payable monthly based on a 15 year amortization with
 unpaid principal due June 2001. The interest rates
 were 9.0% and 8.0% at December 31, 2000 and January
 2, 2000, respectively...............................      882,000     929,000
$915,000 promissory note with a bank collateralized
 by real property owned by the Company. Interest is
 payable monthly based on the Wall Street Journal
 published prime rate minus 0.50%. Principal is
 payable monthly based on a 15 year amortization with
 unpaid principal due July 2001. The interest rates
 were 9.0% and 8.0% at December 31, 2000 and January
 2, 2000, respectively...............................      825,400     865,000
$700,000 promissory note with a bank collateralized
 by real property owned by the Company. Interest is
 payable monthly based on the Wall Street Journal
 published prime rate minus 0.50%. Principal is
 payable monthly based on a 15 year amortization with
 unpaid principal due November 2004. The interest
 rates were 9.0% and 8.0% at December 31, 2000 and
 January 2, 2000, respectively.......................      677,854     698,164
$655,000 promissory note collateralized by real
 property owned by the Company. Payments are $8,000
 monthly with unpaid principal due May 2008. The
 interest rate is fixed at 10.0%.....................      608,261     634,151
$850,000 promissory note with a bank collateralized
 by equipment owned by the Company. Interest is
 payable monthly based on the Wall Street Journal
 published prime rate minus 0.50%. Principal payments
 of $14,167 payable monthly through January 2003. The
 interest rates were 9.0% and 8.0% at December 31,
 2000 and January 2, 2000, respectively..............      354,167     524,167
$447,500 promissory note with a bank collateralized
 by real property owned by the Company. Interest is
 payable monthly based on the one month LIBOR rate
 plus 2.25%. Principal is payable monthly based on a
 12 year amortization with unpaid principal due
 November, 2001. The interest rates were 8.9362% and
 8.7125% at December 31, 2000 and January 2, 2000,
 respectively........................................      322,480     355,000
$453,000 promissory note with a bank collateralized
 by real property owned by the Company. Interest is
 payable monthly based on the prime rate plus 1%.
 Principal is payable $2,520 monthly with all unpaid
 principal due in September, 2001. The interest rates
 were 10.5% and 9.5% at December 31, 2000 and January
 2, 2000, respectively...............................      329,775     357,495
$540,000 non-interest bearing note, principal payable
 in variable monthly installments through December
 2004. The balances are net of imputed interest of
 $47,583 and $97,375 at December 31, 2000 and January
 2, 2000, respectively, at 11%. The note is
 collateralized by a leasehold interest in certain
 property and fixed assets of the Company............      191,520     223,085
$500,000 non-interest bearing note, principal payable
 in variable annual installments with a balloon
 payment due in the amount of $116,000 in 2002, net
 of imputed interest of $25,008 and $52,617 at
 December 31, 2000 and January 2, 2000, respectively,
 at 9%. The note is collateralized by a leasehold
 interest in certain property and fixed assets of the
 Company.............................................      140,992     172,551
                                                       -----------  ----------
                                                         5,699,763   6,574,221
Less current portion.................................   (1,985,447)   (917,728)
                                                       -----------  ----------
                                                       $ 3,714,316  $5,656,493
                                                       ===========  ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   The annual maturities of debt as of December 31, 2000 are as follows:

            2001        $1,985,447
            2002         1,627,455
            2003           535,139
            2004         1,121,650
            2005            56,178
            Thereafter     373,894
                        ----------
                        $5,699,763
                        ==========

6. Commitments and Contingencies

   Prior to January 1, 1995, the Company agreed to pay $520,000 and $540,000 over 10 year periods as inducements to obtain leases for certain restaurant sites. These amounts, net of interest imputed at 9% and 11%, respectively, have been recorded as prepaid rent and are being amortized over the terms of the leases.

   With the exception of six owned restaurants, five of which are currently operating, the Company conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for the Company to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under these leases was $4,591,000, $4,767,000 and $4,254,000 which includes contingent rent of $375,000, $509,000 and $431,000 for Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively. The approximate future minimum aggregate rental payments under such operating leases as of December 31, 2000 are as follows:

            2001        $ 3,626,000
            2002          3,293,000
            2003          2,808,000
            2004          2,335,000
            2005          2,123,000
            Thereafter    5,084,000
                        -----------
                        $19,269,000
                        ===========

   These leases expire at various dates through the year 2015 but contain renewal options for additional periods.

   The Company entered into employment agreements with the three executive officers that include salaries ranging from $125,000 to $160,000 per year for each of the officers. The employment agreements renewed automatically on the respective anniversary dates, unless either party provided notice of intent not to renew. The officers have been informed that the Board of Directors is not renewing any of the officer's employment agreements as of February 2001.

   During 1996, the Company entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined ("royalty"), of each of the restaurants opened and continued to be operated by the Company at each of the six sites through the end of the initial terms of the respective leases. The base terms expire at various dates between 2003 and 2015. The royalty expense related to these restaurants was $120,000, $117,000, and $116,000 for Fiscal 2000, Fiscal 1999,
and Fiscal 1998, respectively. During 1998, the Company paid a $12,000 royalty settlement related to the Miami restaurant which was closed in January, 1998.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   The Company is subject to legal proceedings, claims and liabilities which arose in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

7. Minority Partner Interest

   The Company has a 51% equity interest in a joint venture partnership (the "Joint Venture") which owns and operates the Shells restaurant located in Melbourne, Florida. The Company entered into the Joint Venture in March 1994 with WLH Investments, Inc. ("WLH Investments"), a corporation owned by the wife of the Company's then President, who remains a Director of the Company. The Company has a 51% equity interest and WLH Investments has the remaining 49%. As a condition of the Joint Venture, WLH Investments contributed $400,000 in capital on March 1, 1994. The profits, as defined in the Joint Venture agreement, of the Joint Venture are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments, (ii) 100% of the next $60,000 is allocated to the Company, (iii) any excess over the $120,000 is allocated 51% to the Company and 49% to WLH Investments. All losses are allocated in accordance with the ownership percentages.

   The Joint Venture had profits of $516,000, $514,000, and $358,000 during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The Joint Venture paid the Company $201,000, $185,000, and $157,000 in management and license fees for Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively.

   The Joint Venture agreement, which was effective March 1994, as amended March 1995, contains a purchase option for the Company to purchase the WLH Investments interest in the Joint Venture, or conversely, for WLH Investments to put their interest in the Joint Venture to the Company, for a purchase price of $750,000 payable by the issuance of the Company's common stock having a value of $750,000. The option is exercisable at any time following the date the Company's common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through December 31, 2000.

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

   The carrying amount of Shells, Inc. Preferred Shares was recorded at its estimated fair market value and was periodically accreted using the interest method, so that the carrying amount would equal the total redemption value as of the anticipated redemption dates. Each increase in the carrying amount of preferred shares subject to redemption was treated in the calculation of earnings per share in the same manner as preferred share dividends. Shells, Inc. Preferred Shares accretion amounted to $110,644 during Fiscal 1998.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

10. Income Taxes

   The components of the provision (benefit) for income taxes for the years ended December 31, 2000, January 2, 2000, and January 3, 1999 are as follows:

                                    Fiscal Years Ended
                     -------------------------------------------------
                     December 31, 2000 January 2, 2000 January 3, 1999
                     ----------------- --------------- ---------------
Federal
  Current               $      --        $   540,000      $ 571,000
  Deferrred             (2,218,000)       (1,905,000)      (124,000)
                        ----------       -----------      ---------
                        (2,218,000)       (1,365,000)       447,000
                        ----------       -----------      ---------
State
  Current                      --             59,000        149,000
  Deferrred               (261,000)         (206,000)      (104,000)
                        ----------       -----------      ---------
                          (261,000)         (147,000)        45,000
                        ----------       -----------      ---------
Tax asset valuation
 allowance               4,783,000               --        (650,000)
                        ----------       -----------      ---------
                        $2,304,000       $(1,512,000)     $(158,000)
                        ==========       ===========      =========

   The Company's effective tax rate is composed of the following for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively:

                                                     Fiscal Years Ended
                                             ----------------------------------
                                             December 31, January 2, January 3,
                                                 2000        2000       1999
                                             ------------ ---------- ----------
Federal statutory rate......................    (34.0)%     (34.0)%     34.0 %
State income tax, net of federal benefit....     (3.5)       (3.5)       2.2
FICA tip credits............................     (5.9)       (7.1)     (14.7)
Goodwill amortization.......................      1.0         1.7        5.1
Valuation allowance adjustment..............     68.3         --       (47.6)
Other.......................................      6.9         7.1        9.4
                                                -----       -----      -----
                                                 32.8 %     (35.8)%    (11.6)%
                                                =====       =====      =====

   As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $7,050,000 which expire between Fiscal 2006 and Fiscal 2020. The Company also had approximately $1,128,000 of general business credit carryforwards which expire by 2018. The Company had an ownership change in both Fiscal 1994 and Fiscal 1996 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $25,000 per year. Any portion of the $25,000 amount not utilized in any year will carry forward to the following year subject to the 15 year limitation on carryforward of net operating losses and credits. $1,877,000 of the Company's net operating loss carryforwards and approximately $71,000 of credits are subject to the annual limitation. For financial reporting purposes, a valuation allowance of $5,610,000 as of December 31, 2000 has been recognized to offset the deferred tax assets.

   During Fiscal 2000, the Company increased the valuation allowance by $4,783,000 based upon both the operating results and longer-term projections. The valuation allowance was increased to reserve all tax assets except those subject to recovery through carrybacks from the previous two years. During Fiscal 1998, the deferred tax asset valuation allowance was reduced by $650,000, based primarily upon estimates of future

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES taxable income. The reduction of the valuation allowance was based on management's best estimate, based upon the weight of available evidence as prescribed in SFAS No. 109, of the amount which was more likely than not to be realized. Also, if certain substantial changes in the Company's ownership should occur, there could be a further limitation on the amount of loss carryforwards or tax credits which could be utilized.

   Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                     December 31, 2000
                                               ------------------------------
                                                           Non-
                                               Current   current     Total
                                               -------- ---------- ----------
Basis difference in fixed assets and other
 assets....................................... $    --  $1,376,000 $1,376,000
Accrued liabilities...........................  638,000    644,000  1,282,000
Net operating loss carryforwards..............           2,679,000  2,679,000
General business credits......................           1,128,000  1,128,000
                                               -------- ---------- ----------
                                                638,000  5,827,000  6,465,000
Valuation allowance...........................                     (5,610,000)
                                                                   ----------
                                                                   $  855,000
                                                                   ==========

                                                      January 2, 2000
                                               ------------------------------
                                                           Non-
                                               Current   current     Total
                                               -------- ---------- ----------
Basis difference in fixed assets and other
 assets....................................... $    --  $1,238,000 $1,238,000
Accrued liabilities...........................  562,000    697,000  1,259,000
Net operating loss carryforwards..............             746,000    746,000
General business credits......................             743,000    743,000
                                               -------- ---------- ----------
                                                562,000  3,424,000  3,986,000
Valuation allowance...........................                       (827,000)
                                                                   ----------
                                                                   $3,159,000
                                                                   ==========

                                                      January 3, 1999
                                               ------------------------------
                                                           Non-
                                               Current   current     Total
                                               -------- ---------- ----------
Preopening costs and other assets............. $    --  $   68,000 $   68,000
Accrued liabilities...........................  415,000    248,000    663,000
Net operating loss carryforwards..............             749,000    749,000
General business credits......................             395,000    395,000
                                               -------- ---------- ----------
                                                415,000  1,460,000  1,875,000
Valuation allowance...........................                       (827,000)
                                                                   ----------
                                                                   $1,048,000
                                                                   ==========

11. Related Party Transactions

   The Company manages three restaurants pursuant to a management and license agreement which became effective July 1993. These entities are deemed to be related parties based on the Company's ability to influence the management and operating policies of the managed restaurants. The Company provides management services and licenses the Company's proprietary information required to operate the restaurant for a management fee of 4% of restaurant sales. The management agreements outline the respective owners ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing,

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES training, recruiting, inventories and working capital. A fourth restaurant is operated by the Company, for a management fee of 4%, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by the Company for Shells restaurants. The aggregate management fees earned under these agreements were approximately $419,000, $407,000, and $415,000 for Fiscal 2000, Fiscal 1999, and Fiscal 1998,
respectively.

   The Company has also entered into option agreements with three of the licensees, effective July 1993, which were amended in August 1995, documenting the terms by which the Company can acquire the restaurants assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of the Company's common stock at the prevailing market price. The option is exercisable by either party upon the Company averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through December 31, 2000.

   Effective March 23, 1999, the Company entered into a consulting agreement with Richard A. Mandell, a Director of the Company's Board. The agreement, which is renewable annually, requires payment of $7,500 quarterly as compensation for consulting services. Additionally, Mr. Mandell was granted options to purchase 20,000 shares of the Company's common stock at $2.00 per share, the market price on the date of grant. Mr. Mandell was paid $27,500 and $15,000 for consulting services during Fiscal 2000 and Fiscal 1999, respectively.

   Effective November 16, 1999, Frederick R. Adler, the Company's Chairman, extended a $1,000,000 line of credit to the Company until January 31, 2001. In consideration for this line of credit, 425,000 warrants to purchase common stock issued to The Adler Children Trust and 2001 Partners, L.P. scheduled to expire December 31, 1999, were extended until January 31, 2001. This line of credit was extended until January 31, 2002 along with the expiration date on the 425,000 warrants and also the expiration date on 323,333 additional warrants which were set to expire at various dates during both 2000 and 2001. There have been no borrowings against this line of credit.

12. Stock Compensation Plan

   On September 11, 1995, the Company's Board of Directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of 10 years. The weighted average remaining contractual life for the options outstanding at December 31, 2000 for both plans is approximately eight years. The 1995 Employee Stock Option Plan provided for the issuance of options to purchase a total of 240,000 shares which, effective May 20, 1997, was increased to 340,000 shares, and was further increased to 540,000 shares, effective May 17, 2000. The 1996 Employee Stock Option Plan provided for the issuance of options to purchase a total of 101,000 shares.

   As of December 31, 2000, employee options to purchase 396,092 shares had been granted, 125,659 of which were exercisable. There were 11,001 shares purchased through the exercise of these options through 2000. The exercise prices of the outstanding options ranged from $0.56 to $5.75. Effective November 3, 1998, options were reissued at the market price on that date of $5.75, for certain option holders who were previously issued options at market prices above $5.75. A total of 62,000 options were repriced at $5.75.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan authorized a total of 100,000 shares to be reserved for issuance under this director's compensation plan. The Company granted options to purchase 40,000, 14,000, and 35,000 shares during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively, at the market price on the date of grant. As of December 31, 2000, 81,000 options were outstanding, 36,000 of which were exercisable.

   The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans; accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share applicable to common stock on a pro forma basis would have been as follows for Fiscal 2000, Fiscal 1999 and Fiscal 1998:

                                               2000         1999        1998
                                            -----------  -----------  --------
Net income (loss) applicable to common
 stock..................................... $(9,354,801) $(2,753,314) $580,851
Basic net income (loss) per share.......... $     (2.10) $     (0.62) $   0.14
Diluted net income (loss) per share........ $     (2.10) $     (0.62) $   0.13

   The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants: (i) no dividend yield; (ii) expected volatility of 52%, 55%, and 44% for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively; (iii) a risk-free interest rate of 5.5%, 6.5%, and 5.3% for Fiscal 2000, Fiscal 1999 and Fiscal 1998,
respectively; and (iv) an estimated option life of three and a half years. The results reported above may vary depending on the assumptions applied within the model.

Option activity is summarized below:

                                                                        Weighted
                                                Number of     Option    Average
                                                 Shares       Price      Price
                                                ---------  ------------ --------
Outstanding at December 28, 1997...............  292,961    $5.00-$9.50  $5.41
  Granted......................................   87,500     3.50-11.00   5.81
  Exercised....................................   (1,001)          5.00   5.00
  Cancelled....................................  (18,667)    5.00-11.25   8.04
                                                --------
Outstanding at January 3, 1999.................  360,793     5.00-11.00   5.50
  Granted......................................  107,500      2.88-5.13   3.86
  Cancelled....................................  (31,250)     3.78-5.13   5.07
                                                --------
Outstanding at January 2, 2000.................  437,043     2.88-11.00   4.97
  Granted......................................  265,100      0.56-2.25   1.64
  Cancelled.................................... (225,051)     1.75-9.50   4.47
                                                --------
Outstanding at December 31, 2000...............  477,092   $0.56-$11.00  $3.06
                                                ========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

13. Earnings (Loss) Per Share

   The following table represents the computation of basic and diluted earnings
(loss) per share of common stock as required by SFAS No. 128:

                                                Fiscal Years Ended
                                        -------------------------------------
                                        December 31,  January 2,   January 3,
                                            2000         2000         1999
                                        ------------  -----------  ----------
Net income (loss)...................... $(9,331,615)  $(2,714,188) $  831,117
Preferred share accretion..............         --            --     (110,644)
                                        -----------   -----------  ----------
Net income (loss) applicable to common
 stock................................. $(9,331,615)  $(2,714,188) $  720,473
                                        ===========   ===========  ==========
Weighted common shares outstanding.....   4,454,015     4,454,015   4,447,881
Basic net income (loss) per share of
 common stock.......................... $     (2.10)  $     (0.61) $     0.16
Effect of dilutive securities:
Warrants...............................         --            --      481,428
Stock options..........................         --            --       28,743
                                        -----------   -----------  ----------
Diluted weighted common shares
 outstanding...........................   4,454,015     4,454,015   4,958,052
                                        -----------   -----------  ----------
Diluted net income (loss) per share of
 common stock.......................... $     (2.10)  $     (0.61) $     0.15
                                        ===========   ===========  ==========

   Diluted earnings per common share excludes anti-dilutive stock options and warrants of 17,000, 65,000, and 90,000 during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

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

   The Company recognized write-downs of $3,978,000, $4,595,000 and $620,000 during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The write-down in Fiscal 2000 related to eight restaurants which were previously not written down as well as additional write-downs on the 11 properties that were deemed impaired as of January 2, 2000. The 1999 write-down related to 11 restaurants while the 1998 write-down related to one restaurant. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants. The Company has since closed 11 of the 20 restaurants which were deemed to have been impaired; one restaurant in September 1999, four restaurants in the fourth quarter of Fiscal 2000 and six restaurants in the first quarter of Fiscal 2001.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

15. Adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities"

   The Company chose early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which required that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption was made effective the beginning of Fiscal 1998. As a result of the adoption, the Company began reporting pre-opening costs as incurred and not through amortization expense over the subsequent 12 month period as was done historically. The cumulative effect of the change in accounting which totaled $692,000 net of income tax benefits or $0.14 per share diluted, was recorded as a one-time charge in the Company's Fiscal 1998 results of operations.

16. Defined Contribution Plan

   The Company has a defined contribution plan which meets the requirements of
Section 401(k) of the Internal Revenue Code. All salaried employees of the Company with more than 90 days of service who are at least 21 years of age are eligible to participate in the plan. The plan allows for a discretionary matching contribution from the Company. The Company, which pays the plan expenses, has contributed $12,000 in discretionary contributions to date, none of which are currently vested.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On September 5, 2000, the Board of Directors voted to retain Kirkland, Russ, Murphy & Tapp P.A. as the Company's independent accountants. The Company filed a current report on Form 8-K, Item 4, regarding a change in the Company's certifying accountants dated September 13, 2000. Deloitte & Touche LLP had been the Company's prior independent accountants. The Audit Committee of the Company's Board of Directors recommended/approved the change.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Proposal--Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders, to be held on May 29, 2001, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

   (a) Financial Statements

   (1) and (2) See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

   (3) Exhibits
   Exhibits Nos. 10.4, 10.5, 10.6, 10.7, 10.53 and 10.54 are management contracts, compensatory plans or arrangements.

 Exhibits                              Description
 --------                              -----------
 3.1      Certificate of Incorporation*
 3.2      Agreement and Plan of Merger, dated March 31, 1996, by and between
          Shells Seafood Restaurants, Inc., a Delaware Corporation, and Shells
          Seafood Restaurant, Inc., a Florida Corporation.*
 3.3      By-laws.*
 4.1      Specimen Common Stock Certificate.*
 4.2      Form of Warrant Agreement between Shells Seafood Restaurant, Inc. and
          Continental Stock Transfer & Trust Company and Paragon Capital
          Corporation.*
 4.3      Form of Warrant Agreement between Shells Seafood Restaurants, Inc.
          and Paragon Capital Corporation.*
 10.1     Employment Agreement, dated May 18, 1993, between Warren R. Nelson and Shells Seafood Restaurants, Inc.*
 10.2     1996 Employee Stock Option Plan.*
 10.3     1995 Employee Stock Option Plan.*
 10.4     Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc.*
 10.5     1996 Stock Option Plan for Non-Employee Directors**
 10.6     First Amendment of Agreement and Plan of Merger, dated December 13,
          1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood
          Acquisition, Inc. and Shells, Inc.*
 10.7     Note and Warrant Purchase Agreement among Shells Seafood Restaurants,
          Inc., and Frederick R. Adler, as nominee, dated as of September 19,
          1995.*
 10.8     Warrant Agreement, dated as of September 19, 1995, relating to
          Warrants to purchase 200,000 shares of Common Stock, adopted by the
          Board of Directors, of Shell Seafood Restaurants, Inc.*
 10.9     Distributor agreement, dated June 1, 1999, between U.S. Foodservice and Shells Seafood Restaurants, Inc. **
 10.10    Joint Venture Agreement, dated March 1, 1994, between Shells of
          Melbourne, Inc. and WLH Investments, Inc.*
 10.11    First Amendment to Joint Venture Agreement, effective as of March 31,
          1995 between Shells of Melbourne, Inc. and WLH Investments, Inc.*
 10.12    Promissory Note in the initial principal amount of $400,000, dated
          March 8, 1994, by Shells Seafood Restaurants, Inc. for the benefit of
          WLH Investments, Inc.*

 Exhibits                              Description
 --------                              -----------
 10.13    Management and License Agreement, dated March 1, 1994, between
          Shells of Melbourne Joint Venture and Shells Seafood Restaurants,
          Inc.*
 10.14    Management and License Agreement dated July 29, 1993, between Shells of Carrollwood Village, Inc. and Shells Seafood Restaurants, Inc.,
          as amended.*
 10.15    Management and License Agreement, dated July 28, 1993, between
          Shells of North Tampa, Inc. and Shells Seafood Restaurants, Inc., as
          amended.*
 10.16    Management and License Agreement, dated July 29, 1993, between
          Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc.,
          as amended.*
 10.17    Amended Option Agreement dated August 10, 1995 between Shells
          Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc.*
 10.18    Amended Option Agreement, dated August 11, 1995 between Shells
          Seafood Restaurants, Inc. and Shells of North Tampa, Inc.*
 10.19    Amended Option Agreement, dated August 16, 1995 by and between
          Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc.*
 10.20    Agreement for Consulting and Management Services and Licensing of
          Service Marks, dated October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the Stipulation of
          Settlement dated December 2, 1994.*
 10.21    Asset Purchase Agreement, dated September 30, 1994 between Shells of
          St. Petersburg Beach, Inc. and the Bleckley Corporation.*
 10.22    Assignment Agreement, dated September 30, 1994 between Shells of St.
          Pete Beach, Inc. and the Bleckley Corporation.*
 10.23    Promissory Note in the initial principal amount of $  540,000, dated
          September 30, 1994 by Shells of St. Pete Beach, Inc. for the benefit of the Bleckley Corporation.*
 10.24    Continuing and Unconditional Guaranty by Shells Seafood Restaurants,
          Inc. for the benefit of the Bleckley Corporation.*
 10.25    Security Agreement, dated September 30, 1995 between Shells of St.
          Pete Beach, Inc. and the Bleckley Corporation.*
 10.26    Assignment Agreement, dated November 1, 1993 between Shells of
          Countryside Square, Inc. and Clearwater Food Service, Inc.*
 10.27    Promissory Note in the initial principal amount of $  500,000, dated
          November 1, 1993 by Shells of Countryside Square, Inc. for the
          benefit of Clearwater Food Service, Inc.*
 10.28    Form of Directors Indemnification Agreement.*
 10.29    Form of Amended and Restated Common Stock Warrant Agreement,
          effective as of February 1, 1996.*
 10.30    Promissory Note in the principal amount of $453,000, dated September
          4, 1996 by Shells Seafood Restaurants, Inc. for the benefit of
          Huntington National Bank of Florida.**
 10.31    Agreement for the purchase and sale of leases, leasehold
          improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of
          Islands Florida LP**
 10.32    Equipment lease agreement between Captec and Shells Seafood
          Restaurants, Inc. **
 10.33    Loan agreement, dated January 15, 1998, between Shells Seafood
          Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $850,000.**
 10.34    Loan agreement, dated February 3, 1998, between Shells Seafood
          Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $1,000,000.**

 Exhibits                              Description
 --------                              -----------
 10.35    Purchase and Sale agreement, dated October 22, 1997, between Shells
          Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.**
 10.36    First amendment to the Purchase and Sale agreement, dated October 22,
          1997, between Shells Seafood Restaurants, Inc. and Vicorp
          Restaurants, Inc.**
 10.37    Second amendment to the Purchase and Sale agreement, dated October
          22, 1997, between Shells Seafood Restaurants, Inc. and Vicorp
          Restaurants, Inc.**
 10.38    Asset Purchase and Sale agreement between Shells Seafood Restaurants,
          Inc. and Chi-Chi's, Inc. dated March 12, 1998**
 10.39    First amendment to the Asset Purchase and Sale agreement between
          Shells Seafood Restaurants, Inc. and Chi-Chi's, Inc.**
 10.40    Second amendment to the Asset Purchase and Sale agreement between
          Shells Seafood Restaurants, Inc. and Chi-Chi's, Inc. **
 10.41    Third amendment to the Asset Purchase and Sale agreement between
          Shells Seafood Restaurants, Inc. and Chi-Chi's, Inc.**
 10.42    Promissory Note, dated July 1, 1998, between Shells Seafood
          Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $915,000.**
 10.43    Consulting agreement, dated March 23, 1999, between Richard A.
          Mandell and Shells Seafood Restaurants, Inc.**
 10.44    Employment Agreement, dated April 14, 1999, between Arthur J.
          DeAngelis and Shells Seafood Restaurants, Inc.**
 10.45    Employment Agreement, dated February 28, 2000, between Norma C.
          Karter and Shells Seafood Restaurants, Inc.**
 11       Computation of Per Share Earnings.
 18       Deloitte & Touche letter regarding its concurrence with statements made by the Company regarding the dismissal as the Company's principal accountant.
 21       Subsidiaries of the Registrant.*
 99.1     Press Release dated November 22, 2000 which relates to the Company's delisting from the Nasdaq National Market

- --------
* Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Registration Statement on Form S-1 (File No. 333-1600).

** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from the Company's Form 10-K.

   (b) Reports on Form 8-K

   The Company filed a current report on Form 8-K, Item 4, regarding a change in the Company's certifying accountants dated September 13, 2000.

   The Company filed a current report on Form 8-K, Item 5, regarding the announcement that the Company no longer meets the listing requirements of the Nasdaq National Market. The Company also did not meet the qualification standards of the Nasdaq SmallCap Market; therefore, effective November 27, 2000, the Company's stock began trading on the over-the-counter bulletin board. This Form 8-K was filed on November 28, 2000.

   (c) Exhibits

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHELLS SEAFOOD RESTAURANTS, INC.
Dated: March 27, 2001

                                                 /s/ Warren R. Nelson
                                          By___________________________________
                                                Executive Vice President of
                                                         Finance,
                                            Chief Financial Officer, Treasurer
                                                       and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


      /s/ Warren R. Nelson           Executive Vice President of     March 27, 2001
____________________________________  Finance, Chief Financial
          Warren R. Nelson            Officer, Treasurer and
                                      Secretary

     /s/ Frederick R. Adler          Chairman of the Board           March 27, 2001
____________________________________
         Frederick R. Adler

     /s/ Philip R. Chapman           Director                        March 27, 2001
____________________________________
         Philip R. Chapman

    /s/ William E. Hattaway          Director                        March 27, 2001
____________________________________
        William E. Hattaway

   /s/ Christopher D. Illick         Director                        March 27, 2001
____________________________________
       Christopher D. Illick

     /s/ Richard A. Mandell          Director                        March 27, 2001
____________________________________
         Richard A. Mandell

       /s/ Jay S. Nickse             Director                        March 27, 2001
____________________________________
           Jay S. Nickse