Form 10-K/A
period 2000-12-31
SHELLS SEAFOOD RESTAURANTS INC
filed 2001-05-01
CIK 935066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A No. 1


 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                      -----------------

or

___ Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from            to          .

                       Commission file number:  0-28258
                                                -------

                       Shells Seafood Restaurants, Inc.
                       --------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                 65-0427966
            --------                                 ----------

(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
par value $0.01

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the last sales price of the Common Stock reported on the QTC Bulletin Board on March 2, 2001 and the assumption for this computation only that all directors and executive officers are affiliates of the Registrant) was $1,812,894.

     As of March 2, 2001, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,454,015.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

   The Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-28258) of Shells Seafood Restaurants, Inc. (the "Company"), as filed with the Commission on April 2, 2001, is hereby amended by adding thereto the following Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors standing for re-election to the Company's Board of Directors and nominees for director, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are as follows:



                          Year First
                            Became     Principal Occupation During the Past
       Director       Age  Director                 Five Years
       --------       --- ----------   ------------------------------------
 Frederick R. Adler..  75    1994    Chairman of the Board of Directors of
                                     the Company from October 1994 through
                                     March 2001; Managing Director of Adler &
                                     Company since 1968; Of Counsel to the
                                     law firm of Fulbright & Jaworski L.L.P.
                                     since January 1, 1996 and prior thereto
                                     a senior partner or retiring senior
                                     partner of Fulbright & Jaworski L.L.P.
                                     During fiscal 2000 the Company retained,
                                     and intends to retain in the future,
                                     Fulbright & Jaworski L.L.P. as attorneys
                                     in such legal matters as it deems
                                     appropriate.

 Philip R. Chapman...  39    1997    Chairman of the Board of the Company
                                     since April 2001; General Partner in
                                     Adler & Company since 1995 and prior
                                     thereto a Principal in Adler & Company
                                     since 1991; President of Venad
                                     Administrative Services, Inc. (now Adler
                                     & Company) since 1996; Senior Consultant
                                     at Booz Allen & Hamilton International
                                     from 1989 until 1991.


                             Year First
                               Became    Principal Occupation During the Past
        Director         Age  Director                Five Years
        --------         --- ----------  ------------------------------------
 William E. Hattaway....  57    1993    Director of the Company since April
                                        1993; President of the Company from
                                        April 1993 through August 2000;
                                        Principal in Todays Food Service
                                        Concepts from December 1989 through
                                        January 1993; Executive Vice
                                        President of General Mills'
                                        Restaurant Group and President of
                                        General Mills' International
                                        Restaurant Operations from April 1987
                                        through December 1989; Chairman and
                                        Chief Executive Officer of Red
                                        Lobster from March 1986 to April
                                        1987.

 David W. Head..........  44      --    President and Chief Executive Officer
                                        of the Company since April 2001;
                                        President, Chief Operating Officer and
                                        Partner of Le Carnassier LLC from
                                        December 1998 until April 2001;
                                        President and Chief Operating Officer
                                        of Red River Bar and Grill from August
                                        1998 until April 1999; President, Chief
                                        Executive Officer and Director of
                                        Houlihan's Restaurant Group from
                                        November 1997 until July 1998; Vice
                                        President Designate of Applebee's
                                        International from May 1997 until
                                        October 1997; Vice President of
                                        Operations and Managing Partner of Apple
                                        Partners LP from 1993 through May 1997.

 Christopher D. Illick..  62    1998    Senior officer of Brean Murray & Co.,
                                        Inc., an investment bank, since 1997;
                                        General Partner of Illick Brothers, a
                                        real estate and management concern,
                                        since 1965; Limited partner in the
                                        investment banking firm of Oakes,
                                        Fitzwilliams & Co. from 1995 to 1997;
                                        Chairman and Chief Executive Officer
                                        of National Transaction Network, an
                                        electronic payment systems integrator
                                        from 1992 to 1995.


                          Year First
                            Became     Principal Occupation During the Past
       Director       Age  Director                 Five Years
       --------       --- ----------   ------------------------------------
 Richard A. Mandell..  58    1998    Private investor. Vice President--
                                     Private Investments at Clariden Asset
                                     Management (New York) Inc., a subsidiary
                                     of Clariden Bank, a private Swiss bank,
                                     from January 1996 to February 1998.
                                     Managing Director of Investment Banking
                                     for Prudential Securities Incorporated
                                     from 1982 to June 1995.

 Jay S. Nickse.......  41    1995    Vice President and Chief Financial
                                     Officer of Venad Administrative
                                     Services, Inc. (now Adler & Company), a
                                     corporation which provides
                                     administrative services for a number of
                                     venture funds, including funds in which
                                     Frederick R. Adler is a partner, since
                                     July 1993; Senior Manager audit business
                                     advisory group at Price Waterhouse from
                                     September 1990 through July 1993.

   Mr. Adler is a director of Sentigen Holding Corp. and various private companies and non-profit organizations.

   Mr. Chapman is a director of various private companies. Mr. Chapman is the son-in-law of Mr. Adler.

   Mr. Head is a director of Le Carnassier LLC.

   Mr. Illick is a director of USA Detergents, Inc., a manufacturer of laundry and household cleaning products.

   Mr. Mandell is a director of Trend-Lines, Inc., a specialty retailer of woodworking tools and accessories, and golf equipment and supplies, and USA Detergents, Inc.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

   Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 2000 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis, with the exception of Mr. Adler, for whom a Form 4 was filed one day late and Ms. Karter, for whom a Form 3 was filed late.

ITEM 11. EXECUTIVE COMPENSATION

   The following table shows all the cash compensation paid by the Company or its subsidiaries as well as certain other compensation paid during the fiscal years indicated to the then Chief Executive Officer of the Company and to each other then executive officer of the Company whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                               Annual         Long Term
                                            Compensation     Compensation
                                  Fiscal ------------------ --------------
   Name and Principal Position     Year   Salary  Bonus (1) Awards Options
   ---------------------------    ------ -------- --------- ------ -------
William E. Hattaway, then Chief    2000  $137,822      --     --       --
 Executive Officer and President   1999  $192,808      --     --    5,000(6)
  (2)(3)
                                   1998  $184,462  $8,500     --       --

Warren R. Nelson, Vice President   2000  $134,027      --     --   10,000
 of Finance, Chief Financial       1999  $128,166      --     --    5,000
  Officer,
 Secretary and Treasurer (2)       1998  $121,339  $6,000     --       --

Arthur J. DeAngelis, then          2000  $153,778      --     --   15,000(7)
 Vice President of Operations (4)  1999  $109,537      --     --   40,000(7)

Norma C. Karter, then Vice         2000  $100,357      --     --   30,000(7)
 President
 of Marketing (5)

--------------------
(1) Bonuses paid during the fiscal year are for the prior fiscal year.
(2) Each of Messrs. Hattaway, Nelson, DeAngelis and Karter was, during fiscal 2000, a party to an employment agreement with the Company. See "Employment Agreements."
(3) Mr. Hattaway served as the Company's Chief Executive Officer and President until August 2000.
(4) Mr. DeAngelis served as Vice President of Operations and Chief Operating Officer from April 1999 until April 2001.
(5) Ms. Karter served as Vice President of Marketing from February 2000 until April 2001.
(6) These options have expired.
(7) These options will expire in July 2001.

   The following table sets forth information with respect to (i) options exercised during fiscal 2000 by the persons named in the Summary Compensation Table and (ii) unexercised options held by such individuals at December 31, 2000.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES

                                                 Number of Securities
                                                Underlying Unexercised      Value of Unexercised,
                                                        Options             In-the-Money Options
                            Shares              Held at Fiscal Year End    at Fiscal Year End (1)
                         Acquired on   Value   -------------------------  -------------------------
          Name           Exercise (#) Realized Exercisable Unexercisable  Exercisable Unexercisable
          ----           ------------ -------- ----------- -------------  ----------- -------------
William E. Hattaway.....       0         --           0            0          --           --
Warren R. Nelson........       0         --      45,659       13,333          --           --
Arthur J. DeAngelis.....       0         --      13,333       41,667 (2)      --           --
Norma C. Karter.........       0         --      10,000       20,000 (2)      --           --

--------------------
(1) Based on a closing stock price of the Common Stock on Friday, December 29, 2000, the last trading date of fiscal 2000, of $0.6875.
(2)  These options will expire in July 2001.

Employment Agreements

   The Company entered into employment agreements with each of Messrs.
Hattaway, Nelson, DeAngelis and Ms. Karter. The employment agreement between the Company and Mr. Hattaway, which expired in August 2000, and was not renewed at the election of the Company, provided for an annual base compensation of $195,000 during fiscal 2000 and supplemental discretionary bonuses, as determined by the Compensation Committee of the Company's Board of Directors. If at any time during the term of his employment agreement, Mr. Hattaway's employment was terminated by the Company for any reason other than justifiable cause (as defined in the employment agreement), disability or death, the Company would have been obligated to pay Mr. Hattaway an amount equal to the lesser of
(i) the amount that would be paid to Mr. Hattaway during the remainder of the term of the employment agreement or (ii) an amount equal to 100% of his annual base compensation. Each of Messrs. Nelson, DeAngelis and Ms. Karter had a one-year employment agreement that provided for an annual base salary of $137,500, $160,000 and $125,000, respectively, during fiscal 2000. Each of the employment agreements was renewable automatically at the end of its respective initial term, and annually thereafter, unless either party gave notice to the other of an intent not to renew. During fiscal 2000 or subsequent thereto, the Company elected not to renew any of the employment agreements. Mr DeAngelis and Ms. Karter will receive severance payments for a period of thirteen weeks and four weeks, respectively, in amounts equal to their then current weekly salaries as of the date they ceased to be employed by the Company payable in bi-weekly installments. Upon the expiration of his employment agreement in May 2001, Mr. Nelson will receive severance payments for a period of twelve months in an amount equal to his then current salary as of the date of the expiration of the employment agreement, payable in bi-weekly installments.

   On April 2, 2001, the Company entered into a three year employment with Mr. Head, pursuant to which he will serve as the Company's President and Chief Executive Officer. The employment agreement provides for an annual base compensation of $242,000 and supplemental discretionary bonuses, as determined by the Compensation Committee of the Board of Directors. If at any time during the term of his employment agreement, Mr. Head's employment is terminated by the Company for any reason other than justifiable cause (as defined in the employment agreement) or death, subject to certain conditions, Mr. Head will be entitled to receive as severance pay his then effective base salary for a period commencing on any such termination date and continuing until the earlier of the one-year anniversary of such date or Mr. Head's acceptance of employment with another person or entity. Throughout the term of the agreement, the Company will use its best efforts to have the Board of Directors nominate Mr. Head to serve as a member of the Board. At the expiration of its initial term, Mr. Head's employment agreement automatically renews for successive one year periods unless either party gives notice of its intent not to review.

1995 Employee Stock Option Plan

   On September 11, 1995, the Company's Board of Directors approved the Company's 1996 Employee Stock Option Plan (the "1996 Plan") and the 1995 Plan (the "1995 Plan" and together with the 1996 Plan, the "Plans"). The 1996 Plan initially provided for the issuance of options to purchase a total of 101,000 shares of Common Stock, and the 1995 Plan provided for the issuance of options to purchase a total of 340,000 shares of Common Stock. At the 2000 Annual Meeting of Stockholders, the number of shares authorized for issuance under the 1995 Plan was increased from 340,000 shares to 540,000 shares. The Plans authorize the Board of Directors to issue incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISOs"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422) 10% or more of the outstanding stock of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the Common Stock. Options may not be exercised prior to the first anniversary, or on or after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder), of their grant. Options may not be transferred during the lifetime of an optionholder.

   The Plans are administered by the Stock Option and Compensation Committee (the "Committee") of the Board of Directors. Subject to the provisions of the Plans, the Committee has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by optionholders upon exercise of an option may be made (as determined by the Committee) in cash, by promissory note or other such form of payment acceptable to the Committee, including shares of Common Stock.

   Unless the Committee otherwise determines, these options vest as to one-third of the shares on each of the anniversary dates of the date the Company agreed to grant these options, so long as the holder remains in the continuous employ of the Company. The options may be exercised for 10 years following the date the Company agreed to grant these options.

Federal Income Tax Consequences

   An optionee will not realize taxable income upon the grant of an option. In general, the holder of a Non-ISO will realize ordinary income when the option is exercised equal to the excess value of the stock over the exercise price (i.e. the option spread), and the Company receives a corresponding deduction in the same amount, subject to deduction limits of Section 162(m) of the Code. (If an optionee is subject to the six month restrictions on sale of Common Stock under
Section 16(b) of the Exchange Act, ordinary income recognition generally will be postponed until the date the restrictions lapse, unless an early income recognition election is made.) Upon a later sale of the stock, an optionee will realize capital gain or loss equal to the difference between the selling price and the value of the stock at the time the option was exercised (or, if later, the time the ordinary income is recognized with respect to the shares received upon exercise).

   The holder of an ISO will not realize taxable income upon the exercise of the option (although the option spread is an adjustment to the taxable income that may result in alternative minimum tax, with the adjustment, if any, being added to the basis of the shares for purposes of determining adjusted gain or loss under the alternative minimum tax when the shares are sold). If the stock acquired upon exercise of the ISO is sold or otherwise disposed if within two years from the option grant date or within one year from the exercise date, then, in general, gain realized on the sale is treated as ordinary income to the extent of the option spread at the exercise date, and the Company receives a corresponding deduction in the same amount, subject to the limitations of
Section 162(m) of the Code. Any remaining gain is treated as short-term or long-term capital gain depending on the holding period. If the stock is held for at least two years from the grant date and one year from the exercise date, then the gain or loss realized upon the sale will be capital gain or loss and the Company will not be entitled to a deduction.

Non-Employee Directors' Plan

    On May 20, 1997, the stockholders approved the Company's Stock Option Plan for Non-Employee Directors (the "Director Plan") whereby each non-employee director was to be granted options to acquire 2,000 shares of Common Stock upon the date of their election to the Board and stock options to acquire 2,000 shares of Common Stock on each anniversary of their election to the Board (to the extent they are then still directors of the Company) at the market price of the Common Stock on the date of grant. These options vest over a two year period and expire on the ten year anniversary of the date of the grant. In each of 1997, 1998, and 1999, Messrs. Adler, Chapman and Nickse were each granted options to purchase 2,000 shares of Common Stock pursuant to the Director Plan. In 1998, in connection with their election to the Board, and in 1999, Messrs. Illick and Mandell, each were granted options to purchase 2,000 shares of Common Stock pursuant to the Director Plan. The Board also approved, subject to stockholder approval, which was obtained at the 1999 Annual Meeting of Stockholders, a supplemental grant of options to purchase 3,000 shares of Common Stock pursuant to the Director Plan to each of the non-employee directors. In 2000, the Board approved, subject to stockholder approval which was obtained at the 2000 Annual Meeting, an increase in the annual option grant from 2,000 shares to 4,000 shares. Accordingly, each of Messrs. Adler, Chapman, Hattaway, Illick, Mandell and Nickse received options to purchase 4,000 shares of Common Stock upon their re-election to the Board at the 2000 annual meeting. The income tax consequences to option holders are similar to those of the 1995 Plan.

Director Compensation

    In November 1998, the Board of Directors adpoted a policy to compensate directors for their attendance at meetings of the Board of Directors. Each director is entitled to receive $1,000 for each meeting that he or she attends in person and $500 for each telephonic meeting, in addition to reimbursement for all out of pocket expenses incurred by such director in connection with the attendance of such meeting.

Compensation Overview/Elements of Compensation

Stock Option and Compensation Committee Report to Stockholders Regarding Executive Compensation

   The report of the Stock Option and Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this 10K/A into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Philosophy

   The Company is engaged in the management and operation of full service, mid-priced, casual dining seafood restaurants. A central goal of the Board is to ensure that the Company's remuneration policy is such that the Company is able to attract, retain and reward capable employees who can contribute, both short- and longer-term, to the success of the Company. Equity participation and a strong alignment to stockholders' interests are key elements of the Company's compensation philosophy.

   The Company's executive compensation program consists of three parts: base salary, bonus and stock options. In awarding salary increases and bonuses, the Board did not relate the various elements of corporate performance to each element of executive compensation. Rather, the Board considered whether the compensation package as a whole adequately compensated each executive for the Company's performance during 2000 and that executive's contribution to such performance.

Base Salary

   Base salary represents the fixed component of the executive compensation program. The Company's philosophy regarding base salaries is conservative, maintaining salaries at approximately competitive industry average. Determinations of base salary levels are established on an annual review of marketplace competitiveness with similar restaurant companies, and on internal relationships. Periodic increases in base salary relate to individual contributions to the Company's overall performance, relative marketplace competitiveness levels and length of service to the Company.

Bonus

   Bonuses represent the variable component of the executive compensation program that is tied to the Company's performance and individual achievement. To the extent deemed appropriate, the Company's policy is to grant bonuses as a portion of the compensation paid to its management personnel. In determining bonuses, the Board considers factors such as relative performance of the Company during the year and the individual's contribution to the Company's performance.

Stock Options

   The Board believes that one important goal of the executive compensation program should be to provide executives and key employees--who have significant responsibility for the management, growth and future success of the Company-- with an opportunity to increase their ownership in the Company and potentially gain financially from the Company's stock price increases. This approach ensures that the interests of the stockholders, executives and employees will be closely aligned. Therefore, executive officers and other key employees of the Company are granted stock options from time to time, giving them a right to purchase shares of Common Stock at a specified price in the future. The grant of options is based primarily on an employee's potential contribution to the Company's growth and financial results. In determining the size of option grants, the Board (or the Stock Option and Compensation Committee) also considers the number of options owned by such officer, the number of options previously granted and currently outstanding, and the aggregate size of the current option grants. Options generally are granted at the prevailing market value of the Common Stock and will only have value if the Company's stock price increases. Generally, grants of options vest in equal amounts over three years and the individual must be employed by the Company for such options to vest.

Compensation to the then President

   Mr. Hattaway was compensated in accordance with his employment agreement which provided for an annual base compensation of $195,000, payable ratably in bi-weekly installments, for 2000. In connection with Mr. Hattaway's employment, the Board reviewed the performance of Mr. Hattaway relative to the Company's performance. In August 2000, Mr. Hattaway ceased to be employed by the Company.

                                           Stock Option and Compensation
                                            Committee
                                           Richard A. Mandell
                                           Christopher D. Illick
                                           Jay S. Nickse

Compensation Committee Interlocks and Insider Participation

   The Company has a consulting agreement with Richard A. Mandell pursuant to which he provides services as an executive consultant to management as requested from time to time by the Company for which he is paid $30,000 per annum. In addition, Mr. Mandell received options to purchase 20,000 shares of Common Stock pursuant to the 1995 Employee Stock Option Plan.

The Company's Performance

   The following Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 10K/A into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

   The following graph compares cumulative total return of the Common Stock with the cumulative total return of (i) the Russell 2000 Index and (ii) the Nations Restaurant News Stock Index (the "Peer Index"). The graph assumes (a) $100 was invested on April 23, 1996 (the date of the Company's initial public offering of its common stock) in each of the Common Stock, the stocks comprising the Russell 2000 Index and the stocks comprising the Peer Index, and (b) the reinvestment of dividends, if any.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
             SHELLS SEAFOOD RESTAURANTS, INC., RUSSELL 2000 INDEX,
                    AND NATIONS RESTAURANT NEWS STOCK INDEX

                               Shells Seafood                                                                Nations Restaurant
              SSRI            Restaurants, Inc.      Russell 2000   Russell 2000      News Stock Index        News Stock Index
                              -----------------                     ------------                             ------------------
 4/23/96      5.00                   100              341.0             100               642.0                     100
 6/30/96      7.50                   150              346.6             102               642.4                     100
 9/29/96      6.94                   139              346.4             102               636.4                      99
12/29/96      8.75                   175              359.2             105               603.1                      94
 3/30/97      8.81                   176              351.6             103               591.6                      92
 6/29/97     10.13                   203              390.7             115               639.0                     100
 9/28/97     13.50                   270              448.1             131               659.3                     103
12/28/97      9.38                   188              421.5             124               627.4                      98
 3/29/98     11.13                   223              477.2             140               724.7                     113
 6/28/98     11.38                   228              450.3             132               798.3                     124
 9/27/98      4.63                    93              368.0             108                                           0
  1/3/99     4.125                    83              422.0             124               823.69                    128
  4/4/99     3.875                    78              398.7             117               963.21                    150
  7/4/99     3.875                    78              456.6             134                                           0
 10/3/99       3.5                    70              423.5             124                                           0
  1/2/00    2.1875                    44              504.8             148               785.96                    122
12/31/00    0.6875                    14              483.5             142               764.33                    119

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

   The following table sets forth certain information as of April 2, 2001 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of the Common Stock, including presently exercisable options and options which will become exercisable within 60 days of the date of this table, of: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each current director of the Company, who is standing for re-election and each nominee for election as a director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed, and has an address c/o the Company, 16313 N. Dale Mabry Highway, Suite 100, Tampa, FL 33618.

                                                             Beneficial Percent
                                                             Ownership    of
Name and Address of Beneficial Owner                           Amount    Class
------------------------------------                         ---------- -------
David W. Head (1)...........................................    15,000      *

Frederick R. Adler.......................................... 1,565,426   32.5%
 1520 South Ocean Blvd.
 Palm Beach, FL 33480 (2)

William E. Hattaway.........................................   416,923    9.4%
 235 Binnacle Pt.
 Vero Beach, FL 32963

Warren R. Nelson (3)........................................    87,609    1.9%

Philip R. Chapman...........................................    41,000      *
 c/o Adler & Co.
 645 Madison Ave., 14th Flr.
 New York, NY 10022 (4)

Christopher D. Illick.......................................     9,000      *
 c/o Brean Murray & Company, Inc.
 570 Lexington Avenue
 New York, NY 10022 (5)

                                                            Beneficial Percent
                                                            Ownership    of
Name and Address of Beneficial Owner                          Amount    Class
------------------------------------                        ---------- -------
Richard A. Mandell.........................................    29,000      *
 666 Greenwich Street
 New York, NY 10014 (6)

Jay S. Nickse..............................................    14,000      *
 c/o Adler & Co.
 645 Madison Ave., 14th Flr.
 New York, NY 10022 (7)

Arthur J. DeAngelis (8)....................................    31,667      *

Norman Karter (9)..........................................    10,000      *

Frederick R. Adler Intangible Asset Management Trust.......   953,926   21.4%
 175 East 64th Street
 New York, NY 10021

Adler Children Trust.......................................   350,000    7.3%
 1520 South Ocean Blvd.
 Palm Beach, FL 33480 (10)

Longview Partners, L.P. ...................................   318,059    7.0%
 175 East 64th Street
 New York, NY 10021 (11)

Elizabeth A. Wertheimer....................................   325,000    6.8%
 124 East 93rd Street
 New York, NY 10128 (12)

All directors and executive officers as a group (10
 persons) (1-9)............................................ 2,219,625   44.5%

--------------------
 *  Less than 1%
(1) Consists of options to purchase 15,000 shares of the Company's Common
    Stock.
(2) Consists of 953,926 shares of Common Stock held in the name of the Frederick
    R. Adler Intangible Asset Management Trust (the "Asset Trust") of which Mr. Adler is the settlor and beneficiary, 10,100 shares of Common Stock held in the name of 1520 Partners Limited ("1520 Partners") and 350,000 shares of Common Stock which may be acquired through the exercise of warrants which are in the name of the Adler Children Trust (the "Children Trust") of which Mr. Adler is the settlor and Mr. Adler's spouse is the trustee. Mr. Adler is a general partner of 1520 Partners. Mr. Adler may be deemed to beneficially own the shares and warrants to purchase shares of Common Stock held by the Asset Trust, 1520 Partners and the Children Trust for federal securities laws purposes. Mr. Adler disclaims beneficial ownership of the securities held by the Asset Trust, 1520 Partners and the Children Trust. Includes 11,000 shares of Common Stock which may be acquired through the exercise of stock options.
(3) Includes 50,659 shares of Common Stock which may be acquired through the exercise of stock options.
(4) Does not include 244,726 shares of Common Stock and 73,333 shares of Common Stock issuable upon the exercise of warrants owned by Longview Partners, L.P., a Delaware limited partnership, of which Susan R. Chapman, wife of Philip R. Chapman, is general partner; nor 953,926 shares of Common Stock owned by the Asset Trust, of which Susan R. Chapman is trustee. Includes 11,000 shares of Common Stock which maybe acquired through the exercise of options.
(5) Includes 9,000 shares of Common Stock which may be acquired through the exercise of stock options.
(6) Includes 29,000 shares of Common Stock which may be acquired through the exercise of stock options.
(7) Includes 11,000 shares of Common Stock issuable upon the exercise of options.
(8) Includes 31,667 shares of Common Stock which may be acquired through the exercise of stock options. These options will expire on July 16, 2001.
(9) Includes 10,000 shares of Common Stock which may be acquired through the exercise of options. These options will expire on July 16, 2001.
(10) Consists of 350,000 shares of Common Stock which may be acquired through the exercise of warrants.
(11) Consists of 244,726 shares of Common Stock and 73,333 shares of Common Stock issuable upon the exercise of warrants owned by Longview Partners, L.P., a Delaware limited partnership.
(12) Consists of 325,000 shares of Common Stock issuable upon the exercise of warrants owned by 2001 Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth below briefly describes certain transactions between the Company and certain parties who or which may be deemed to be affiliated with the Company.

   On March 1, 1994, the Company's wholly-owned subsidiary, Shells of Melbourne, Inc. ("Shells of Melbourne"), entered into a joint venture agreement (the "Joint Venture Agreement") with WLH Investments, Inc. ("WLH Investments"), a corporation wholly-owned by Wanda L. Hattaway, wife of William E. Hattaway, the Company's then president. The joint venture owns and operates the Shells restaurant located in Melbourne, Florida. The Joint Venture Agreement provides that WLH Investments receives a cumulative annual preferred return of 15% on the $400,000 of capital contributed to the joint venture by WLH Investments. Shells of Melbourne will then be allocated an amount equal to such preferred return. The remaining net income of the joint venture will be allocated 51% to Shells of Melbourne and 49% to WLH Investments. Based upon such allocations, the Company paid $60,000 to WLH Investments for its fiscal 2000 preferred returns. In addition, as of December 31, 2000, the Company owed WLH Investments approximately $43,000 for the remaining net income allocation. The Company paid $400,000 in earnings allocations to WLH Investments during 2000 inclusive of preferred returns.

   The Joint Venture Agreement, as amended in September 1995, provides both the Company and WLH Investments with the option (the "WLH Option") to exchange WLH Investments' interest in the joint venture for shares of Common Stock having a value of $750,000, based upon the greater of $20 per share or the per share market price of the Common Stock on the date the WLH Option is exercised. The WLH Option is exercisable at any time following the date that the value of the Common Stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The Company has granted WLH Investments certain registration rights with respect to the shares of Common Stock issuable upon exercise of the WLH Option. Although the Company believes that the foregoing transactions were on terms no less favorable than would have been available from unaffiliated third parties in arm's length transactions, there can be no assurance that this is the case.

   On March 23, 1999 the Company entered into a consulting agreement (the "Consulting Agreement") with Richard A. Mandell, a member of the Company's Board of Directors. Pursuant to the terms of the Consulting Agreement, Mr. Mandell, provides services as an executive consultant to management as requested from time to time by the Company, for which he is paid $20,000 per annum. This agreement was amended on February 7, 2000 to increase Mr. Mandell's compensation to $30,000 per annum. In addition, Mr. Mandell received options to purchase 20,000 shares of Common Stock pursuant to the 1995 Plan, exercisable at $2.00 per share, being the closing price of the Common Stock on the date of grant.

   In September 2000, the Board authorized the extension of the term of the Company's $1 million line of credit made available to it by Mr. Adler (the "Credit Line"). The Credit Line, initially scheduled to expire on January 3, 2001, was extended until January 31, 2002. In consideration of Mr. Adler's extension of the Credit Line, the Board agreed to extend the expiration dates of certain warrants to purchase an aggregate of 748,333 shares of Common Stock issued to The Adler Children Trust, 2001 Partners L.P. and Longview Partners (the "Warrants"). Mr. Adler is the settlor of The Adler Children Trust of which the beneficiaries are Mr. Adler's children and the trustee is Mr. Adler's spouse. The expiration dates of the Warrants have been extended so that they shall be exercisable through January 31, 2002.


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2001                   SHELL SEAFOODS RESTAURANTS, INC.


                                 By: /s/ David W. Head
                                     ----------------------
                                     David W. Head
                                     Chief Executive Officer