Form 10-K/A
period 2000-12-31
SHELLS SEAFOOD RESTAURANTS INC
filed 2001-05-15
CIK 935066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A No. 2


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

   The Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-28258) of Shells Seafood Restaurants, Inc. (the "Company"), as filed with the Commission on April 2, 2001, and Amendment No. 1 thereto filed on May 1, 2001, are hereby amended by the filing of Exhibit 10.55 herewith and restating Item 10 and Item 11 in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current directors standing for re-election to the Company's Board of Directors and nominees for director, their ages, the year in which each first became a director and their principal occupations or employment during the past five years are as follows:



                          Year First
                            Became     Principal Occupation During the Past
       Director       Age  Director                 Five Years
       --------       --- ----------   ------------------------------------
 Philip R. Chapman...  39    1997    Chairman of the Board of the Company
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

Employment Agreements

   The Company entered into employment agreements with each of Messrs.
Hattaway, Nelson, DeAngelis and Ms. Karter. The employment agreement between the Company and Mr. Hattaway, which expired in August 2000, and was not renewed at the election of the Company, provided for an annual base compensation of $195,000 during fiscal 2000 and supplemental discretionary bonuses, as determined by the Compensation Committee of the Company's Board of Directors. If at any time during the term of his employment agreement, Mr. Hattaway's employment was terminated by the Company for any reason other than justifiable cause (as defined in the employment agreement), disability or death, the Company would have been obligated to pay Mr. Hattaway an amount equal to the lesser of
(i) the amount that would be paid to Mr. Hattaway during the remainder of the term of the employment agreement or (ii) an amount equal to 100% of his annual base compensation. Each of Messrs. Nelson, DeAngelis and Ms. Karter had a one-year employment agreement that provided for an annual base salary of $137,500, $160,000 and $125,000, respectively, during fiscal 2000. Each of the employment agreements was renewable automatically at the end of its respective initial term, and annually thereafter, unless either party gave notice to the other of an intent not to renew. During fiscal 2000 or subsequent thereto, the Company elected not to renew any of the employment agreements. Mr DeAngelis and Ms. Karter will receive severance payments for a period of thirteen weeks and four weeks, respectively, in amounts equal to their then current weekly salaries as of the date they ceased to be employed by the Company payable in bi-weekly installments. In the event Mr. Nelson is terminated by the Company without cause, he will receive severance payments for a period of twelve months in an amount equal to his then current salary as of such date.

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

May 15, 2001                   SHELL SEAFOODS RESTAURANTS, INC.


                                 By: /s/ Warren R. Nelson
                                     ----------------------
                                     Warren R. Nelson
                                     Chief Financial Officer