Form 10-Q
period 2001-04-01
SHELLS SEAFOOD RESTAURANTS INC
filed 2001-05-16
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

          CLASS                                      OUTSTANDING AT MAY 16, 2001
          -----                                      ---------------------------
COMMON STOCK, $.01 PAR VALUE                                   4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      INDEX

PART I - FINANCIAL INFORMATION                                            PAGE NUMBER
      ITEM 1 - FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS AS OF APRIL 1, 2001 (UNAUDITED)
                  AND DECEMBER 31, 2000                                        3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE 13 WEEKS
                  ENDED APRIL 1, 2001 AND APRIL 2, 2000                        4

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE 13
                  WEEKS ENDED APRIL 1, 2001 AND APRIL 2, 2000                  5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)           6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        7-9

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     10

PART II - OTHER INFORMATION                                                   11

SIGNATURES                                                                    12

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          (UNAUDITED)
                                                          APRIL 1, 2001   DECEMBER 31, 2000
                                                          -------------   -----------------
ASSETS
Cash                                                      $    371,373       $  1,261,937
Inventories                                                    940,848          1,007,520
Other current assets                                           892,305            495,506
Receivables from related parties                                72,616            196,155
Deferred tax asset, net                                        638,000            638,000
                                                          ------------       ------------
     Total current assets                                    2,915,142          3,599,118
Property and equipment, net                                 12,442,912         14,165,527
Prepaid rent                                                   160,522            173,122
Other assets                                                   393,251            435,722
Goodwill                                                     2,835,250          2,886,799
Deferred tax asset, net                                         85,441            200,223
                                                          ------------       ------------
TOTAL ASSETS                                                18,832,518         21,460,511
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                          $  3,340,212       $  3,445,541
Accrued expenses                                             5,826,027          5,312,219
Sales tax payable                                              520,658            356,039
Current portion of long-term debt                            1,969,522          1,985,447
                                                          ------------       ------------
     Total current liabilities                              11,656,419         11,099,246
Deferred rent                                                1,799,965          1,783,994
Long-term debt, less current portion                         3,539,491          3,714,316
                                                          ------------       ------------
     Total liabilities                                      16,995,875         16,597,556

Minority partner interest                                      442,718            449,011
                                                          ------------       ------------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                 --                 --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding            44,540             44,540
Additional paid-in-capital                                  14,161,010         14,161,010
Retained earnings (deficit)                                (12,811,625)        (9,791,606)
                                                          ------------       ------------
     Total stockholders'  equity                             1,393,925          4,413,944
                                                          ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  18,832,518         21,460,511
                                                          ============       ============

             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               13 WEEKS ENDED
                                                       --------------------------------
                                                       APRIL 1, 2001     APRIL 2, 2000
                                                       -------------     -------------
REVENUES                                               $ 21,654,590      $ 25,850,919
                                                       ------------      ------------
COST AND EXPENSES:
  Cost of revenues                                        8,143,679         9,261,168
  Labor and other related expenses                        6,455,549         7,400,011
  Other restaurant operating expenses                     4,598,244         4,930,126
  General and administrative expenses                     1,694,154         1,812,437
  Depreciation and amortization                             536,022           676,549
  Provision for impairment of assets                      1,582,137              --
  Provision for store closings                            1,333,271              --
                                                       ------------      ------------
                                                         24,343,056        24,080,291
                                                       ------------      ------------

INCOME (LOSS) FROM OPERATIONS                            (2,688,466)        1,770,628
                                                       ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                         (186,786)         (226,612)
  Interest income                                             1,247            35,497
  Other expense, net                                        (65,739)          (11,363)
                                                       ------------      ------------
                                                           (251,278)         (202,478)
                                                       ------------      ------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                (2,939,744)        1,568,150

ELIMINATION OF MINORITY PARTNER INTEREST                    (78,707)          (95,963)
                                                       ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (3,018,451)        1,472,187

PROVISION FOR INCOME TAXES                                     --            (486,000)
                                                       ------------      ------------

NET INCOME (LOSS)                                      $ (3,018,451)     $    986,187
                                                       ============      ============

BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK      $      (0.68)     $       0.22
                                                       ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                              4,454,015         4,454,015
                                                       ============      ============

DILUTED NET INCOME (LOSS)PER SHARE OF COMMON STOCK     $      (0.68)     $       0.22
                                                       ============      ============
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                              4,454,015         4,454,083
                                                       ============      ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          13 WEEKS ENDED
                                                                   -------------------------------
                                                                   APRIL 1, 2001     APRIL 2, 2000
                                                                   -------------     -------------
OPERATING ACTIVITIES:
      Net income  (loss)                                            $(3,018,451)     $   986,187
      Adjustments to reconcile net income to net
         cash (used in) provided by operating activities:
        Provision for impairment of assets                            1,582,137             --
        Depreciation and amortization                                   536,022          676,549
        Minority partner interest                                        (6,293)         (19,037)
      Changes in assets and liabilities:
        Decrease (increase) in inventories                               66,672          (75,307)
        Decrease (increase) in receivables from related parties         123,539          (21,740)
        Increase in other assets                                       (359,582)        (803,867)
        Decrease in prepaid rent                                         12,600           19,569
        Decrease in deferred tax asset                                  114,782          484,290
        (Decrease) increase in accounts payable                        (105,329)         856,092
        Increase in accrued expenses                                    513,808          256,616
        Increase in sales tax payable                                   164,619          189,455
        Increase in deferred rent                                        15,971           81,002
                                                                    -----------      -----------
      Total adjustments                                               2,658,946        1,643,622
                                                                    -----------      -----------
      Net cash (used in) provided by operating activities              (359,505)       2,629,809
                                                                    -----------      -----------
INVESTING ACTIVITIES:
      Purchase of property and equipment                               (340,310)        (244,542)
                                                                    -----------      -----------
      Net cash used in investing activities                            (340,310)        (244,542)
                                                                    -----------      -----------
FINANCING ACTIVITIES:
      Proceeds from debt financing                                      227,636          245,432
      Repayment of debt                                                (418,385)        (260,539)
                                                                    -----------      -----------
      Net cash used in financing activities                            (190,749)         (15,107)
                                                                    -----------      -----------

      Net (decrease) increase in cash                                  (890,564)       2,370,160

CASH AT BEGINNING OF PERIOD                                           1,261,937        2,940,919
                                                                    -----------      -----------

CASH AT END OF PERIOD                                               $   371,373      $ 5,311,079
                                                                    ===========      ===========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                        $   188,786      $   224,451
      Cash (refunds received) paid for income taxes                 $  (114,781)     $     1,710

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.

2.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":


                                                            13 WEEKS ENDED
                                                     ------------------------------
                                                     APRIL 1, 2001    APRIL 2, 2000
                                                     -------------    -------------
Net income (loss) applicable to common stock          $(3,018,451)     $   986,187
                                                      ===========      ===========

Weighted common shares outstanding                      4,454,015        4,454,015
Basic net income (loss) per share of common stock     $     (0.68)     $      0.22
Effect of dilutive securities:
  Warrants                                                   --               --
  Stock options                                              --                 68
                                                      -----------      -----------
Diluted weighted common shares outstanding              4,454,015        4,454,083
                                                      -----------      -----------
Diluted net income per share of common stock          $     (0.68)     $      0.22
                                                      ===========      ===========

The earnings per share calculations excluded 1,411,425 options and warrants and 1,400,125 options and warrants during the first quarter of 2001 and 2000, respectively, as the exercise price of the options and warrants were greater than the average market price of the common shares.

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

                                                    13 WEEKS ENDED
                                              ------------------------------
                                              APRIL 1, 2001    APRIL 2, 2000
                                              -------------    -------------

REVENUES                                           100.0%          100.0%

COST AND EXPENSES:
  Cost of revenues                                  37.6%           35.8%
  Labor and other related expenses                  29.8%           28.6%
  Other restaurant operating expenses               21.2%           19.1%
                                                   -----           -----
  Total restaurant costs and expenses               88.6%           83.5%
                                                   -----           -----

  General and administrative expenses                7.8%            7.0%
  Depreciation and amortization                      2.5%            2.6%
  Provision for impairment of assets                 7.3%            0.0%
  Provision for store closings                       6.2%            0.0%
                                                   -----           -----
Income (loss) from operations                      (12.4)%           6.8%
                                                   -----           -----

Interest expense, net                               (0.9)%          (0.7)%
Other expense, net                                  (0.3)%           0.0%
Elimination of minority partner interest            (0.4)%          (0.4)%
                                                    -----           -----
Income (loss) before provision for taxes           (14.0)%           5.7%
Provision for income taxes                           0.0%           (1.9)%
                                                   -----           -----
Net income (loss)                                  (14.0)%           3.8%
                                                   =====           =====

13 WEEKS ENDED APRIL 1, 2001 AND APRIL 2, 2000

REVENUES. Total revenues for the first quarter of 2001 were $21,655,000 as compared to $25,851,000 for the first quarter of 2000. The $4,196,000, or 16.2% decrease in revenues was due to the closing of four restaurants in the fourth quarter of 2000 and an additional six restaurants in the first quarter of 2001, and by a 5.4% decrease in comparable store sales. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

COST OF REVENUES. The cost of revenues as a percentage of revenues increased to 37.6% for the first quarter of 2001 from 35.8% for the first quarter of 2000. This increase primarily was due to rising shrimp costs coupled with menu changes and resulting shifts in customer preferences. The Company is continually anticipating and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

LABOR AND OTHER RELATED EXPENSES. Labor and other related expenses as a percentage of revenues increased to 29.8% during the first quarter of 2001 as compared to 28.6% for the first quarter of 2000. This increase was primarily attributable to labor inefficiencies in the Company's Midwest restaurants and general increases in hourly wage rates. Also included is a one-time nonrecurring charge of $102,000 for severance pay primarily related to store closings in the Midwest.

OTHER RESTAURANT OPERATING EXPENSES. Other restaurant operating expenses as a percentage of revenues increased to 21.2% for the first quarter of 2001 as compared with 19.1% for the first quarter of 2000. The increase primarily was due to increased advertising costs mostly in the Florida markets and an increase in utility costs associated with fuel prices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues increased to 7.8% for the first quarter of 2001 as compared with 7.0% for the first quarter of 2000. The increase was due to increased salaries and wages and related travel costs resulting from the hiring of an additional director of operations for the Florida market in fiscal 2000. Also included is a one-time nonrecurring charge of $150,000 for severance pay related to reorganization and downsizing of administrative and supervisory staff.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of revenues decreased to 2.5% for the first quarter of 2001 from 2.6% in the first quarter of 2000. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of asset impairments in the third quarter of 2000.

PROVISION FOR IMPAIRMENT OF ASSETS. The Company recorded a $1,582,000 charge relating to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. The asset impairment charge related to 14 restaurants, 13 restaurants in the Midwest and one restaurant in Florida. Eleven of the 14 restaurants had incurred previous write-downs in the third quarter of 2000. The Company subsequently decided to close most of these under-performing units in which six units were closed during the first quarter of 2001 and additional six units were closed during the second quarter of 2001. The Company is presently in negotiations with an unaffiliated entity to continue to operate the three remaining Midwest units as Shells restaurants under a licensing arrangement.

PROVISION FOR STORE CLOSINGS. The Company recorded a one-time charge of $1,333,000 relating to store closing costs primarily related to restaurants in the Midwest. The Midwest restaurants were closed during the first and second quarters of 2001 due to poor operating results. Store closing costs consist primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants are located.

PROVISION FOR INCOME TAXES. A provision for income taxes of $0 was recognized for the first quarter of 2001 as compared to $486,000 during the same quarter in 2000. The decrease related to the net loss before the provision for income taxes incurred for the first quarter 2001.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS). As a result of the factors discussed above, the Company incurred a loss from operations of $2,688,000 for the first quarter of 2001 as compared to income from operations of $1,771,000 for the first quarter of 2000. The Company incurred a net loss of $3,018,000 for the first quarter of 2001 compared to net income of $986,000 for the first quarter of 2000. Exclusive of nonrecurring charges of $3,167,000, first quarter 2001 net income was $149,000.

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2001, the Company's current liabilities of $11,656,000 exceeded its current assets of $2,915,000, resulting in a working capital deficiency of $8,741,000. A decrease in revenues resulting from fewer restaurants in operation and a decrease in comparable store sales, coupled by increased operating costs and costs incurred to close six restaurants during the first quarter of 2001, negatively affected cash. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The Company continues to be negatively impacted by its Midwest locations. The Company is implementing its plan to divest itself of the Midwest restaurants. Such divestiture has had and, in the near term, will continue to have an adverse affect on the Company's cash position and operating results. The Company anticipates requiring additional outside financing during the second and third quarters of 2001. There can be no assurance that any such financing will be available to the Company on terms acceptable to the Company, or at all. In addition, in view of the closure of several restaurants and restructuring of the Company, as well as the present inability to supply adequate security for any borrowing, the Company's line of credit is not available to be drawn upon.

Cash used by operating activities for the first quarter of 2001 was $360,000 as compared to cash provided by operating activities of $2,630,000 for the first quarter of 2000. The net decrease of $2,989,000 primarily was attributable to less favorable store operating results in first quarter 2001 in addition to costs incurred to close six restaurants.

The cash used in investing activities increased to $340,000 for the first quarter of 2001 compared to $245,000 for the first quarter of 2000. The increase of $95,000 was due to the completion of remodeling of six Florida restaurants started in fourth quarter.

The cash used in financing activities was $191,000 for the first quarter of 2001 compared to $15,000 in the first quarter of 2000. The increase in cash used in financing activities primarily was due to debt repayments associated with stores closed in 2001 and 2000.

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

In addition, quarterly results have been, and in the future could be, affected by the timing and conditions under which restaurants are closed both in and outside of Florida. Because of the seasonality of the Company's business and the impact of restaurant closures and openings, if applicable, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $3,220,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime lending rate to 100 basis points over the prime lending rate. There is also one loan that is based on 225 basis points over the 30 day London Interbank Offered Rate.

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

                                      SHELLS SEAFOOD RESTAURANTS, INC.
                                                (Registrant)



                                      /s/ DAVID W. HEAD
                                      ------------------------------------------
Date  May 16, 2001                    David W. Head
                                      President and Chief Executive Officer

                                      /s/ WARREN R. NELSON
                                      ------------------------------------------
Date  May 16, 2001                    Warren R. Nelson
                                      Executive Vice President and
                                      Chief Financial Officer