Form 10-Q
period 2001-07-01
SHELLS SEAFOOD RESTAURANTS INC
filed 2001-08-15
CIK 935066

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                     20549
                                   FORM 10-Q

     x   Quarterly Report Pursuant to Section 13 or 15(d) of the
    ---
           Securities Exchange Act of 1934 For the Quarterly Period
           Ended July 1, 2001
    ___  Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
         For the Transition Period from __________to __________

                          Commission File No. 0-28258

                       SHELLS SEAFOOD RESTAURANTS, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                   65-0427966
    --------------------------------      --------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___
                                       ---
        Class                                     Outstanding at August 15, 2001
        -----                                     ------------------------------
Common stock, $.01 par value                                  4,454,015

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      Index

Part I - Financial Information                                                             Page Number
      Item 1 - Financial Statements

                  Consolidated Balance Sheets as of July 1, 2001 (Unaudited)
                       and December 31, 2000                                                     3

                  Consolidated Statements of Income (Unaudited) for the 13 and
                       26 weeks ended July 1, 2001 and July 2, 2000                              4

                  Consolidated Statements of Cash Flows (Unaudited) for the 26
                       weeks ended July 1, 2001 and July 2, 2000                                 5

                  Notes to Consolidated Financial Statements - (Unaudited)                       6

      Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              7-11

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        11

Part II - Other Information                                                                      12

Signatures                                                                                       13

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                                         July 1, 2001        December 31, 2000
                                                      ------------------    --------------------
ASSETS
Cash                                                          1,259,174     $       1,261,937
Inventories                                                     604,319             1,007,520
Other current assets                                            411,015               495,506
Receivables from related parties                                 31,615               196,155
Deferred tax asset, net                                         542,000               638,000
                                                      ------------------    --------------------
     Total current assets                                     2,848,123             3,599,118
Property and equipment, net                                  11,139,984            14,165,527
Prepaid rent                                                    147,922               173,122
Other assets                                                    378,437               418,945
Goodwill                                                      2,783,700             2,886,799
Deferred tax asset, net                                          84,939               217,000
                                                      ------------------    --------------------
TOTAL ASSETS                                            $    17,383,105     $      21,460,511
                                                      ==================    ====================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                              4,807,413     $       3,445,541
Accrued expenses                                              4,930,190             5,312,219
Sales tax payable                                               292,310               356,039
Current portion of long-term debt                             2,241,425             1,985,447
                                                      ------------------    --------------------
     Total current liabilities                               12,271,338            11,099,246
Deferred rent                                                 1,255,996             1,783,994
Long-term debt, less current portion                          1,940,992             3,714,316
                                                      ------------------    --------------------
     Total liabilities                                       15,468,326            16,597,556

Minority partner interest                                       412,120               449,011
                                                      ------------------    --------------------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding                     -                     -
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding             44,540                44,540
Additional paid-in-capital                                   14,161,010            14,161,010
Retained earnings (deficit)                                 (12,702,891)           (9,791,606)
                                                      ------------------    --------------------
     Total stockholders' equity                               1,502,659             4,413,944
                                                      ------------------    --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    17,383,105     $      21,460,511
                                                      ==================    ====================

                See Notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                               13 Weeks Ended                   26 Weeks Ended
                                                        ---------------------------    ----------------------------
                                                        July 1, 2001   July 2, 2000    July 1, 2001    July 2, 2000
                                                        ------------   ------------    ------------    ------------
REVENUES:                                               $ 14,997,727   $ 24,460,211    $ 36,652,317    $ 50,311,130
                                                        ------------   ------------    ------------    ------------
COST AND EXPENSES:
  Cost of revenues                                         5,685,237      9,142,357      13,828,916      18,403,525
  Labor and other related expenses                         4,563,775      7,380,213      11,019,324      14,780,224
  Other restaurant operating expenses                      2,962,983      5,109,952       7,561,227      10,040,078
  General and administrative expenses                      1,077,894      1,831,306       2,772,048       3,643,743
  Depreciation and amortization                              418,437        680,647         954,459       1,357,196
  Provision for impairment of assets                               -              -       1,582,137
  Provision for store closings                                     -              -       1,333,271               -
                                                        ------------   ------------    ------------    ------------
                                                          14,708,326     24,144,475      39,051,382      48,224,766
                                                        ------------   ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                289,401        315,736      (2,399,065)      2,086,364
                                                        ------------   ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (131,021)      (261,900)       (317,807)       (488,512)
  Interest income                                                463         65,452           1,710         100,949
  Other income (expense), net                                (14,775)       205,848         (80,514)        194,485
                                                        ------------   ------------    ------------    ------------
                                                            (145,333)         9,400        (396,611)       (193,078)
                                                        ------------   ------------    ------------    ------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                    144,068        325,136      (2,795,676)      1,893,286

ELIMINATION OF MINORITY PARTNER INTEREST                     (36,902)       (71,830)       (115,609)       (167,793)
                                                        ------------   ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              107,166        253,306      (2,911,285)      1,725,493

PROVISION FOR INCOME TAXES                                         -        (84,000)              -        (570,000)
                                                        ------------   ------------    ------------    ------------
NET INCOME (LOSS)                                       $    107,166   $    169,306    $ (2,911,285)   $  1,155,493
                                                        ============   ============    ============    ============

BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK       $       0.02   $       0.04    $      (0.65)   $       0.26
                                                        ============   ============    ============    ============

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                               4,454,015      4,454,015       4,454,015       4,454,015
                                                        ============   ============    ============    ============

DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK     $       0.02   $       0.04    $      (0.65)   $       0.26
                                                        ============   ============    ============    ============
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING                               4,633,009      4,462,099       4,454,015       4,457,001
                                                        ============   ============    ============    ============

                See Notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                       26 Weeks Ended
                                                            ------------------------------------
                                                              July 1, 2001        July 2, 2000
                                                            ----------------    ----------------
Cash flows from operating activities:
Net income (loss)                                             $  (2,911,285)     $    1,155,493
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
     Minority partner interest                                      (36,891)            (97,207)
     Depreciation and amortization                                  954,460           1,357,196
     (Gain) Loss on sale of assets                                   (5,249)                  -
     Provision for impairment of assets                           1,582,137                   -
Change in assets and liabilities:
        Decrease (increase) in inventories                          403,201            (142,939)
        Decrease (increase) in other assets                         289,539            (373,997)
        Decrease in prepaid rent                                     25,200              39,138
        Increase in accounts payable                              1,361,872             412,823
        (Decrease) increase in accrued expenses                    (385,757)            743,021
        (Decrease) increase in sales tax payable                    (63,729)             19,018
        Decrease in income tax payable                              228,061             489,500
        (Decrease) increase in deferred rent                       (527,998)            128,462
                                                             --------------      --------------
Total adjustments                                                 3,824,846           2,575,015
                                                             --------------      --------------

     Net cash provided by operating activities                      913,561           3,730,508

Cash flows from investing activites:
     Net proceeds from sale of assets                             1,089,421                   -
     Purchase of property and equipment                            (488,400)           (445,400)
                                                             --------------      --------------
     Net cash provided by (used in) investing activities            601,021            (445,400)
                                                             --------------      --------------


Cash flows from financing activities:
     Proceeds from debt financing                                   227,636             245,532
     Repayments of debt                                          (1,744,981)           (516,096)
                                                             --------------      --------------
     Net cash (used in) financing activities                     (1,517,345)           (270,564)
                                                             --------------      --------------

Net (decrease) increase in cash and cash equivalents                 (2,763)          3,014,544

Cash, beginning of period                                         1,261,937           2,940,919
                                                             --------------      --------------
Cash, end of period                                               1,259,174           5,955,463
                                                             ==============      ==============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            579,751             469,851
  Cash paid (refunds received) for income taxes                    (211,283)             88,710

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

2.       EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":


                                                              13 Weeks Ended                26 Weeks Ended
                                                     ---------------------------     ----------------------------
                                                     July 1, 2001   July 2, 2000     July 1, 2001    July 2, 2000
                                                     ------------  -------------     --------------  ------------
Net income (loss)                                     $   107,166   $   169,306       $(2,911,285)   $ 1,155,493
                                                      ===========   ===========       ===========    ===========
Weighted common shares outstanding                      4,454,015     4,454,015         4,454,015      4,454,015
Basic net income (loss) per share of common stock     $      0.02   $      0.04       $     (0.65)   $      0.26
                                                      ===========   ===========       ===========    ===========
Effect of dilutive securities:
     Warrants                                                   -             -                 -              -
     Stock Options                                        178,994         8,084                 -          2,986
                                                      -----------   -----------      ------------    -----------
Diluted weighted common shares outstanding              4,633,009     4,462,099         4,454,015      4,457,001
                                                      -----------   -----------      ------------    -----------
Diluted net income (loss) per share of common stock   $      0.02   $      0.04       $     (0.65)   $      0.26
                                                      ===========   ===========       ===========    ===========

The earnings per share calculations excluded options and warrants to purchase an aggregate of 1,011,858 and 1,444,376 shares of common stock during the 13 weeks ended July 1, 2001 and July 2, 2000, respectively, and options and warrants to purchase an aggregate of 1,587,358 and 1,615,376 shares of common stock during the 26 weeks ended July 1, 2001 and July 2, 2000, respectively, as the exercise price of the options and warrants were greater than the average market price of the common shares.

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


                                                   13 Weeks Ended                 26 Weeks Ended
                                           ---------------------------     ---------------------------
                                           July 1, 2001   July 2, 2000     July 1, 2001   July 2, 2000
                                           -------------  ------------     -------------  ------------
REVENUES
     Restaurant sales                                99.5%      99.6%          99.5%        99.6%
     Management fees                                  0.5%       0.4%           0.5%         0.4%
                                                 --------    -------        -------     --------
     Total revenues                                 100.0%     100.0%         100.0%       100.0%

COSTS AND EXPENSES:
  Cost of revenues                                   37.9%      37.4%          37.7%        36.6%
  Labor and other related expenses                   30.4%      30.2%          30.1%        29.4%
  Other restaurant operating expenses                19.8%      20.9%          20.6%        20.0%
  General and administrative expenses                 7.2%       7.5%           7.6%         7.2%
  Depreciation and amortization                       2.8%       2.8%           2.6%         2.7%
  Provision for impairment of assets                    -          -            4.3%           -
  Provision for store closings                          -          -            3.6%           -
                                                 --------    -------        -------     --------
INCOME (LOSS) FROM OPERATIONS                         1.9%       1.3%          -6.5%         4.1%

OTHER INCOME (EXPENSE):
  Interest expense                                   -0.9%      -1.1%          -0.9%        -1.0%
  Interest income                                     0.0%       0.3%           0.0%         0.2%
  Other income (expense), net                        -0.1%       0.8%          -0.2%         0.4%
                                                 --------    -------        -------     --------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES             1.0%       1.3%          -7.6%         3.8%

ELIMINATION OF MINORITY PARTNER INTEREST             -0.2%      -0.3%          -0.3%        -0.3%
                                                 --------    -------        -------     --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       0.7%       1.0%          -7.9%         3.4%

PROVISION FOR INCOME TAXES                              -       -0.3%             -         -1.1%

                                                 --------    -------        -------     --------
NET INCOME (LOSS)                                     0.7%       0.7%          -7.9%         2.3%
                                                 ========    =======        =======     ========

13 weeks ended July 1, 2001 and July 2, 2000

Revenues. Total revenues for the second quarter of 2001 were $14,998,000 as compared to $24,460,000 for the second quarter of 2000, a $9,462,000, or 38.7% decrease. The Company operated 30 restaurants as of the second quarter ended July 1, 2001 versus 49 restaurants at the comparable period ended in 2000. The Company discontinued its Midwest operations in April 2001, closing six restaurants and licensing to an unaffiliated third party the right to continue to operate the remaining three restaurants as Shells units. Same store sales for the second quarter of 2001 were 10.6% below the comparable period in 2000. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 37.9% for the second quarter of 2001 from 37.4% for the second quarter of 2000. This increase was due primarily to rising shrimp and crab costs. The Company is continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues, both in absolute dollars and as a percentage of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues increased to 30.4% during the second quarter of 2001 as compared to 30.2% for the second quarter of 2000. This increase was primarily attributable to labor inefficiencies resulting from lower sales volumes.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of revenues decreased to 19.8% for the second quarter of 2001 as compared with 20.9% for the second quarter of 2000. The decrease primarily was due to decreased media advertising costs, partially offset by an increase in utility costs associated with fuel prices.

General and administrative expenses. General and administrative expenses as a percentage of revenues decreased to 7.2% for the second quarter of 2001 as compared with 7.5% for the second quarter of 2000. The decrease was primarily due to a reduction in corporate overhead and manager training wages related to the discontinuation of Midwest operations and the consolidation of corporate support functions.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues were 2.8% for the second quarter of 2001 and 2000.

Provision for income taxes. No provision for income taxes was recognized for the second quarter of 2001 as compared to a provision of $84,000 during the same quarter in 2000. The decrease related to the net loss before the provision for income taxes incurred for the first quarter of 2001.

Income from operations and net income. As a result of the factors discussed above, income from operations was $289,000 for the second quarter of 2001 compared to $316,000 for the second quarter of 2000. Net income was $107,000 for the second quarter of 2001 compared to $169,000 for the second quarter of 2000.

26 weeks ended July 1, 2001 and July 2, 2000

Revenues. Total revenues for the 26 weeks ended July 1, 2001 were $36,652,000 as compared to $50,311,000 for the 26 weeks ended July 2, 2000. The $13,659,000 or 27.1% decrease primarily was due to the discontinuation of 17 Midwest operating units and the closure of two Florida restaurants between October 2000 and April 2001. Same store sales decreased 7.1% compared to the same period in 2000.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 37.7% for the 26 weeks ended July 1, 2001 from 36.6% for the same period in 2000. This increase primarily was due to the rising commodity costs of shrimp and crab.

Labor and other related expenses. Labor and other related expenses increased to 30.1% as a percentage of revenues for the 26 weeks ended July 1, 2001 as compared to 29.4% for the same period in 2000. This increase was primarily attributable to labor inefficiencies resulting from lower sales volumes.

Other restaurant operating expenses. Other restaurant operating expenses increased to 20.6% as a percentage of revenues for the 26 weeks ended July 1, 2001 as compared with 20.0% for the same period in 2000. The increase was primarily related to the increase in utility costs associated with fuel prices, partially offset by a reduction in media advertising costs.

General and administrative expenses. General and administrative expenses increased to 7.6% as a percentage of revenues for the 26 weeks ended July 1, 2001 as compared with 7.2% for the same period in 2000. This increase was primarily attributable to inefficiencies resulting from lower sales volumes.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues decreased to 2.6% for the 26 weeks ended July 1, 2001 as compared with 2.7% for the same period in 2000. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of asset impairment in prior years.

Provision for impairment of assets. The Company recorded a $1,582,000 charge in the 26 weeks ended July 1, 2001 relating to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. The asset impairment charge related to 14 of the 15 restaurants closed on licensed, 13 restaurants in the Midwest and one restaurant in Florida. Eleven of the 14 restaurants had incurred previous write-downs in the third quarter of 2000. The Company closed most of these under-performing units in which six units were closed during the first quarter of 2001. An additional six units were closed and three units were licensed during the second quarter of 2001.

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

Interest expenses, net. The net interest expense decreased to $316,000 from $388,000 during the 26 weeks ended July 1, 2001 as compared with the same period in 2000. The decrease was due to the retirement of debt associated with closed units.

Other income (expense), net. The other expense of $81,000 for the 26 weeks ended July 1, 2001 as compared with other income of $194,000 for the same period in 2000 is primarily attributable to the $238,000 gain realized upon the disposition of a leasehold interest in the Company's Western Hills restaurant during 2000. The restaurant was closed during September 1999 with the corresponding leasehold interest being transferred during the second quarter of 2000.

Provision for income taxes. No provision for income taxes was recognized for the 26 weeks ended July 1, 2001 as compared to a provision of $570,000 during the same period in 2000. The decrease was directly attributable to the loss before taxes for the 26 weeks ended July 1, 2001.

Income (loss) from operations and net income (loss). As a result of the factors discussed above, the Company's loss from operations was $2,399,000 for the 26 weeks ended July 1, 2001 compared to income from operations of $2,086,000 for the same period in 2000. Exclusive of the provisions for impairment of assets and store closings, the

Company's income from operations was $516,000 for the 26 weeks ended July 1, 2001 compared to $2,086,000 for the same period in 2000. The Company's net loss for the 26 weeks ended July 1, 2001 was $2,911,000 compared to net income of $1,155,000 in the same period in 2000. Exclusive of the provisions for impairment of assets and store closings, the Company's net income was $4,000 for the 26 weeks ended July 1, 2001 compared to $1,155,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2001, the Company's current liabilities of $12,271,000 exceeded its current assets of $2,848,000, resulting in a working capital deficiency of $9,423,000. A decrease in revenues resulting from fewer restaurants in operation and a decrease in comparable store sales, coupled by increased operating costs and costs incurred to discontinue operations in 15 restaurants during the first and second quarters of 2001, negatively affected cash. The Company continues to be negatively impacted by the closure and ongoing divestiture of its Midwest locations. Such divestiture has had and, in the near term, will continue to have an adverse affect on the Company's cash position. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The Company is currently negotiating modified payment terms with many of its creditors and key vendors as an integral process in its turnaround plan. Through this plan, it is contemplated that a substantial portion of these liabilities will be deferred until a future date and/or be converted for shares of Shells' preferred stock. The Company anticipates requiring additional outside financing during the third and fourth quarters of 2001. There can be no assurance that any such financing, or restructuring of indebtedness, will be available to the Company on terms acceptable to the Company, or at all. The failure of the Company to successfully negotiate such debt restructuring and obtain the necessary funding may impact on the Company's ability to continue its operations.

Cash provided by operating activities for the 26 weeks ended 2001 was $914,000 as compared to $3,731,000 for the same period in 2000. The net decrease of $2,817,000 primarily was attributable to less favorable store operating results in addition to costs incurred to close the Midwest restaurants.

The cash provided by investing activities increased $1,046,000 for the 26 weeks ended July 1, 2001 compared to the same period in 2000. The increase was due to the sale of real estate in the Midwest.

The cash used in financing activities increased $1,247,000 for the 26 weeks ended July 1, 2001 compared to the same period last year. The increase was primarily due to debt repayments associated with the sale of a restaurant property then owned by the Company in the Midwest.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $2,235,000 outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime lending rate to 100 basis points over the prime lending rate. There is also one loan that is based on 225 basis points over the 30 day London Interbank Offered Rate which was 3.64% in August 7, 2001.

Part II - OTHER INFORMATION


Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

     The Company has existing indebtedness with Manufacturers Bank of Florida, consisting of 3 notes with a total principal balance, as of July 1, 2001, of $1,613,000. The loans, which were used to finance the purchase of certain restaurant locations and equipment, are subject to compliance by the Company with specified financial covenants. The Company is not currently in compliance with certain of these covenants, and has received a covenant waiver from the bank through December 2001. The Company expects to reduce the outstanding indebtedness owed to the bank with the proceeds from any sale of the financed property.

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



                                     SHELLS SEAFOOD RESTAURANTS, INC.
                                                (Registrant)



                                      /s/ David W. Head
____________________________          ------------------------------------------
Date   August 15, 2001                     David W. Head
                                      President and Chief Executive Officer



                                      /s/ Warren R. Nelson
____________________________          ------------------------------------------
Date   August 15, 2001                     Warren R. Nelson
                                      Executive Vice President and
                                      Chief Financial Officer