Form 10-Q
period 2001-09-30
SHELLS SEAFOOD RESTAURANTS INC
filed 2001-11-14
CIK 935066

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                     20549
                                   FORM 10-Q

 x  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
      Act of 1934
     For the Quarterly Period Ended September 30, 2001
---  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
      For the Transition Period from __________to __________


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

             16313 North Dale Mabry Highway, Suite 100, Tampa, FL
             ----------------------------------------------------
           33618 (Address of principal executive offices) zip code)

                                (813) 961-0944
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____
                                      ---

       Class                               Outstanding at November 14, 2001
       -----                               --------------------------------
Common stock, $.01 par value                        4,454,015
Preferred stock, $.01 par value                        66,862

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                     Index


Part I - Financial Information                                       Page Number

      Item 1 - Financial Statements

          Consolidated Balance Sheets as of
              September 30, 2001 (Unaudited) and December 31, 2000             3

          Consolidated Statements of Income (Unaudited) for the 13 and
              39 weeks ended September 30, 2001 and October 29, 2000           4

          Consolidated Statements of Cash Flows (Unaudited) for the
              39 weeks ended September 30, 2001 and October 29, 2000           5

          Notes to Consolidated Financial Statements - (Unaudited)             6

      Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-10

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk     11

Part II - Other Information                                                   12

Signatures                                                                    13

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                                     September 30, 2001   December 31, 2000
                                                    -------------------  -------------------
ASSETS
Cash                                                   $    596,137          $  1,261,937
Inventories                                                 457,613             1,007,520
Other current assets                                        340,561               495,506
Receivables from related parties                             44,445               196,155
Tax refunds receivable                                      760,473               638,000
                                                       -------------         ------------
     Total current assets                                 2,199,229             3,599,118
Property and equipment, net                              10,071,357            14,165,527
Prepaid rent                                                135,322               173,122
Other assets                                                425,127               418,945
Goodwill                                                  2,732,152             2,886,799
Deferred tax asset, net                                        --                 217,000
                                                       -------------         ------------
TOTAL ASSETS                                           $ 15,563,187          $ 21,460,511
                                                       =============         ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Accounts payable                                       $  4,406,703          $  3,445,541
Accrued expenses                                          4,422,534             5,312,219
Sales tax payable                                           206,991               356,039
Current portion of long-term debt                         1,967,020             1,985,447
                                                       -------------         ------------
     Total current liabilities                           11,003,248            11,099,246
Deferred rent                                             1,249,266             1,783,994
Long-term debt, less current portion                      1,660,686             3,714,316
                                                       -------------         ------------
     Total liabilities                                   13,913,200            16,597,556

Minority partner interest                                   430,137               449,011
                                                       -------------         ------------


STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value; authorized
     2,000,000 shares; none issued or outstanding              --                    --
Common stock, $.01 par value; authorized 20,000,000
     shares; 4,454,015 shares issued and outstanding         44,540                44,540
Additional paid-in-capital                               14,161,010            14,161,010
Retained earnings (deficit)                             (12,985,700)           (9,791,606)
                                                       ------------          ------------
     Total stockholders'  equity                          1,219,850             4,413,944
                                                       ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 15,563,187          $ 21,460,511
                                                       ============          ============


                See Notes to Consolidated Financial Statements.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                              13 Weeks Ended                            39 weeks ended
                                                  --------------------------------------    --------------------------------------
                                                  September 30, 2001     October 1, 2000    September 30, 2001     October 1, 2000
                                                  ------------------     ---------------    ------------------     ---------------
REVENUES:                                         $       11,280,954     $    22,205,978    $       47,933,271     $    72,517,108
                                                  ------------------     ---------------    ------------------     ---------------

COST AND EXPENSES:
  Cost of revenues                                         4,075,255           8,670,028            17,904,171          27,073,553
  Labor and other related expenses                         3,500,093           7,190,630            14,519,213          21,970,854
  Other restaurant operating expenses                      2,321,061           5,043,403             9,882,289          15,083,481
  General and administrative expenses                        926,683           1,698,170             3,698,933           5,341,913
  Depreciation and amortization                              409,914             702,857             1,364,374           2,060,053
  Provision for impairment of assets                              --           3,978,000             1,582,137           3,978,000
  Provision for store closings                                    --             983,489             1,333,271             983,489
                                                  ------------------     ---------------    ------------------     ---------------
                                                          11,233,006          28,266,577            50,284,388          76,491,343
                                                  ------------------     ---------------    ------------------     ---------------

INCOME (LOSS) FROM OPERATIONS                                 47,948          (6,060,599)           (2,351,117)         (3,974,235)
                                                  ------------------     ---------------    ------------------     ---------------

OTHER INCOME (EXPENSE):
  Interest expense                                           (96,153)           (256,835)             (413,959)           (745,347)
  Interest income                                                136              70,433                 1,846             171,382
  Other (expense) income, net                               (332,138)             (5,477)             (412,653)            189,008
                                                  ------------------     ---------------    ------------------     ---------------
                                                            (428,155)           (191,879)             (824,766)           (384,957)
                                                  ------------------     ---------------    ------------------     ---------------
LOSS BEFORE ELIMINATION OF MINORITY
        PARTNER INTEREST AND INCOME TAXES                   (380,207)         (6,252,478)           (3,175,883)         (4,359,192)

ELIMINATION OF MINORITY PARTNER INTEREST                     (54,017)            (53,042)             (169,626)           (220,835)
                                                  ------------------     ---------------    ------------------     ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (434,224)         (6,305,520)           (3,345,509)         (4,580,027)

BENEFIT (PROVISION) FOR INCOME TAXES                         151,415          (1,734,000)              151,415          (2,304,000)
                                                  ------------------     ---------------    ------------------     ---------------
NET LOSS                                          $         (282,809)    $    (8,039,520)   $       (3,194,094)    $    (6,884,027)
                                                  ==================     ===============    ==================     ===============

BASIC NET LOSS PER SHARE OF COMMON STOCK          $            (0.06)    $         (1.81)   $            (0.72)    $         (1.55)
                                                  ==================     ===============    ==================     ===============

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                 4,454,015           4,454,015             4,454,015           4,454,015
                                                  ==================     ===============    ==================     ===============

DILUTED NET LOSS PER SHARE OF COMMON STOCK        $            (0.06)    $         (1.81)   $            (0.72)    $         (1.55)
                                                  ==================     ===============    ==================     ===============

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                 4,454,015           4,454,015             4,454,015           4,454,015
                                                  ==================     ===============    ==================     ===============

                See Notes to Consolidated Financial Statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            39 Weeks Ended
                                                            ------------------------------------------
                                                             September 30, 2001       October 1, 2000
                                                            --------------------    ------------------
Cash flows from operating activities:
Net loss                                                        $(3,194,094)            $(6,884,027)
Adjustments to reconcile net loss to
net cash provided by operating activities:
         Minority partner interest                                  (18,874)               (129,165)
         Depreciation and amortization                            1,364,374               2,060,053
         Loss (gain) on sale of assets                              284,128                (204,178)
         Provision for impairment of assets                       1,582,137               3,978,085
         Change in assets and liabilities:
              Decrease (increase) in inventories                    549,907                 (41,193)
              Decrease in other assets                              300,800                 533,150
              Decrease in prepaid rent                               37,800                  58,707
              Increase (decrease) in accounts payable               971,129              (1,246,368)
              (Decrease) increase in accrued expenses              (843,863)              1,350,029
              (Decrease) in sales tax payable                      (149,048)                (59,140)
              Decrease in deferred tax asset                         94,527               2,204,290
              (Decrease) increase in deferred rent                 (534,728)                202,600
                                                                -----------             -----------
Total adjustments                                                 3,638,289               8,706,870
                                                                -----------             -----------

         Net cash provided by operating activities                  444,195               1,822,843

Cash flows from investing activities:
         Net proceeds from sale of assets                         1,496,646                 242,319
         Purchase of property and equipment                        (534,585)             (1,122,630)
                                                                -----------             -----------
         Net cash provided by (used in) investing activities        962,061                (880,311)
                                                                -----------             -----------

Cash flows from financing activities:
         Proceeds from debt financing                               227,636                 245,532
         Repayments of debt                                      (2,299,692)               (900,793)
                                                                -----------             -----------
         Net cash (used in) financing activities                 (2,072,056)               (655,261)
                                                                -----------             -----------

Net (decrease) increase in cash and cash equivalents               (665,800)                287,271

Cash, beginning of period                                         1,261,937               2,940,919
                                                                -----------             -----------
Cash, end of period                                             $   596,137             $ 3,228,190
                                                                ===========             ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                        352,138                 675,794
      (Refunds received) cash paid for income taxes                (234,164)                 99,710

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

The Company recorded a provision of $1,582,000 in the first quarter of 2001 and $3,978,000 in the third quarter of 2000 for the write-down of certain impaired assets in accordance with SFAS No. 121. The write-downs related to 19 restaurants of which 14 were in the Midwest markets. The write-downs were necessitated in consideration of current period operating losses as well as the projected cash flows of the restaurants. The Company closed 16 of these units between October 2000 and April 2001. One additional unit was closed in July 2001.


3.   EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":

                                                                 13 Weeks Ended                           39 Weeks Ended
                                                    ---------------------------------------    ------------------------------------
                                                       September 30, 2001   October 1, 2000    September 30, 2001   October 1, 2000
                                                    ---------------------   ---------------    ------------------   ---------------
       Net loss                                     $            (282,809)  $    (8,039,520)   $       (3,194,094)  $    (6,884,027)
                                                    ---------------------   ---------------    ------------------   ---------------

       Weighted common shares outstanding                       4,454,015         4,454,015             4,454,015         4,454,015
       Basic net loss per share of common stock     $               (0.06)  $         (1.81)   $            (0.72)  $         (1.55)
                                                    =====================   ===============    ==================   ===============

       Effect of dilutive securities:
            Warrants                                                   --                --                    --                --
            Stock options                                              --                --                    --                --
                                                    ---------------------   ---------------    ------------------   ---------------
       Diluted weighted common shares outstanding               4,454,015         4,454,015             4,454,015         4,454,015
                                                    ---------------------   ---------------    ------------------   ---------------
       Diluted net loss per share of common stock   $               (0.06)  $         (1.81)   $            (0.72)  $         (1.55)
                                                    =====================   ===============    ==================   ===============

The earnings per share calculations excluded options and warrants to purchase an aggregate of 1,043,258 and 1,607,486 shares of common stock during the 13 weeks ended September 30, 2001 and October 1, 2000, respectively, and options and warrants to purchase an aggregate of 1,043,258 and 1,607,486 shares of common stock during the 39 weeks ended September 30, 2001 and October 1, 2000, respectively, as the exercise price of the options and warrants were greater than the average market price of the common shares.

4.   NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends upon the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 has not and is not expected to materially affect the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Following table sets forth, for the periods idicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues.



               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                          Percentages to total revenue

                                                                 13 Weeks Ended                              39 Weeks Ended
                                               -----------------------------------------   ---------------------------------------
                                               September 30, 2001      October 1, 2000     September 30, 2001     October 1, 2000
                                               -------------------    ------------------   --------------------   ----------------
REVENUES
     Restaurant sales                                       99.6%                 99.5%                  99.5%              99.6%
     Management fess                                         0.4%                  0.5%                   0.5%               0.4%
                                               -------------------    ------------------   --------------------   ----------------
     Total revenues                                        100.0%                100.0%                 100.0%             100.0%

COSTS AND EXPENSES:
  Cost of revenues                                          36.1%                 39.0%                  37.4%              37.3%
  Labor and other related expenses                          31.0%                 32.4%                  30.3%              30.3%
  Other restaurant operating expenses                       20.6%                 22.7%                  20.6%              20.8%
  General and administrative expenses                        8.2%                  7.6%                   7.7%               7.4%
  Depreciation and amortization                              3.6%                  3.2%                   2.8%               2.8%
  Provision for impairment of assets                            -                 17.9%                   3.3%               5.5%
  Provision for store closings                                  -                  4.4%                   2.8%               1.4%
                                               -------------------    ------------------   --------------------   ----------------
INCOME (LOSS) FROM OPERATIONS                                0.4%                -27.3%                  -4.9%              -5.5%

OTHER INCOME (EXPENSE):
  Interest expense                                          -0.9%                 -1.2%                  -0.9%              -1.0%
  Interest income                                            0.0%                  0.3%                   0.0%               0.2%
  Other (expense) income , net                              -2.9%                  0.0%                  -0.9%               0.3%
                                               -------------------    ------------------   --------------------   ----------------
LOSS BEFORE ELIMINATION OF MINORITY
   PARTNER INTEREST AND INCOME TAXES                        -3.4%                -28.2%                  -6.6%              -6.0%

ELIMINATION OF MINORITY PARTNER INTEREST                    -0.5%                 -0.2%                  -0.4%              -0.3%
                                               -------------------    ------------------   --------------------   ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      -3.8%                -28.4%                  -7.0%              -6.3%

BENEFIT (PROVISION) FOR INCOME TAXES                         1.3%                 -7.8%                   0.3%              -3.2%
                                               -------------------    ------------------   --------------------   ----------------
NET LOSS                                                    -2.5%                -36.2%                  -6.7%              -9.5%
                                               ===================    ==================   ====================   ================

13 weeks ended September 30, 2001 and October 1, 2000

Revenues. Total revenues for the third quarter of 2001 were $11,281,000 as compared to $22,206,000 for the third quarter of 2000, a $10,925,000, or 49.2% decrease. The Company operated 29 restaurants as of the third quarter ended September 30, 2001 versus 47 restaurants at the comparable period ended in 2000. The Company discontinued its Midwest operations in April 2001, closing six restaurants and licensing to an unaffiliated third party the right to continue to operate the remaining three restaurants as Shells units. Same store sales for the third quarter of 2001 were 20.0% below the comparable period in 2000. The decrease in same store sales was mostly due to a reduction in customer traffic which was affected by a lack of advertising during the third quarter of 2001 compared to heavy advertising in the third quarter of 2000. Additionally, customer traffic was adversely affected by a worsening of the general economy and a decline in Florida tourism partially attributable to the events of September 11th. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 36.1% for the third quarter of 2001 from 39.0% for the third quarter of 2000. This decrease was due primarily to lowered protein costs (shrimp and crab). The Company is continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues, both in absolute dollars and as a percentage of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues decreased to 31.0% during the third quarter of 2001 as compared to 32.4% for the third quarter of 2000. This decrease was primarily related to a reduction in hourly labor costs partially offset by an increase in management labor costs.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of revenues decreased to 20.6% for the third quarter of 2001 as compared with 22.7% for the third quarter of 2000. The decrease primarily was due to decreased media advertising costs, partially offset by an increase in utility costs caused by higher electricity and gas rates.

General and administrative expenses. General and administrative expenses as a percentage of revenues increased to 8.2% for the third quarter of 2001 as compared with 7.6% for the third quarter of 2000. The percentage increase was related to the decreased sales volume.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues were 3.6% and 3.2% for the third quarters of 2001 and 2000, respectively.

Other income (expense), net. Other expense of $332,000 for the 13 weeks ended September 30, 2001 compared with $5,000 for the same period in 2000 was primarily attributable to the $283,000 book loss realized upon the disposition of a restaurant site in Delray Beach.

Benefit (provision) for income taxes. A tax benefit of $151,000 was recognized for the third quarter of 2001 related to an anticipated tax refund as compared to a provision of $1,734,000 during the same quarter in 2000. The $1,734,000 was attributed to a reduction in the valuation of certain tax assets.

Income (loss) from operations and net loss. As a result of the factors discussed above, income from operations was $48,000 for the third quarter of 2001 compared to a loss of $6,061,000 for the third quarter of 2000. Net loss was $283,000 for the third quarter of 2001 compared to $8,040,000 for the third quarter of 2000. Exclusive of non-recurring items, net loss was $151,000 for the third quarter of 2001 and $1,345,000 for the third quarter of 2000. Non-recurring items for the third quarter of 2001 included a book loss of $283,000 from the sale of the Delray Beach, Florida unit and an increase to the deferred tax asset of $151,000 (adjusting income tax refunds receivable to $760,000). Non-recurring items for the third quarter of 2000 included $3,978,000 related to the write-down of impaired assets, a $1,734,000 increase in the valuation allowance related to the deferred tax asset and $983,000 in property related expenses on restaurant closures.

39 weeks ended September 30, 2001 and October 1, 2000

Revenues. Total revenues for the 39 weeks ended September 30, 2001 were $47,933,000 as compared to $72,517,000 for the 39 weeks ended October 1, 2000. The $24,584,000 or 33.9% decrease primarily was due to the discontinuation of operations in 17 Midwest units and the closure of three Florida restaurants between October 2000 and July 2001. Same store sales decreased 11.0% compared to the same period in 2000.

Cost of revenues. The cost of revenues as a percentage of revenues increased from 37.3% to 37.4% for the 39 weeks ended September 30, 2001 as compared to the same period in 2000. Prior to the third quarter of 2001, the Company experienced higher protein costs (shrimp and crab) compared to the same period in 2000.

Labor and other related expenses. Labor and other related expenses was 30.3% as a percentage of revenues for the 39 weeks ended September 30, 2001 and October 1, 2000. A one-time nonrecurring charge of $102,000 for severance pay primarily related to store closings in the Midwest is included in the 39 weeks ended September 30, 2001.

Other restaurant operating expenses. Other restaurant operating expenses decreased to 20.6% as a percentage of revenues for the 39 weeks ended September 30, 2001 as compared with 20.8% for the same period in 2000. The decrease was primarily related to the reduction in media advertising costs, partially offset by an increase in utility costs.

General and administrative expenses. General and administrative expenses increased to 7.7% as a percentage of revenues for the 39 weeks ended September 30, 2001 as compared with 7.4% for the same period in 2000. This increase was primarily attributable to inefficiencies resulting from lower sales volumes and a one-time nonrecurring charge of $150,000 for severance pay related to reorganization and downsizing of administrative personnel.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues were 2.8% for the 39 weeks ended September 30, 2001 and October 1, 2000.

Provision for impairment of assets. The Company recorded a $1,582,000 charge in the 39 weeks ended September 30, 2001 compared to $3,978,000 in the same period in 2000. The charge related to the write-down of impaired assets to their estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. The asset impairment charge related to the closure or licensing of 14 restaurants, 13 restaurants in the Midwest and one restaurant in Florida. Eleven of the 14 restaurants had incurred previous write-downs in the third quarter of 2000. The Company discontinued operations at most of these under-performing units, including closing six units during each of the first and second quarters of 2001 and licensing an additional three units to others during the second quarter of 2001.

Provision for store closings. The Company recorded a one-time charge of $1,333,000 and $983,000 for the 39 weeks ending September 30, 2001 and October 1, 2000, respectively, relating to store closing costs primarily related to restaurants in the Midwest. Store closing costs consist primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants are located.

Interest expenses, net. The net interest expense decreased to $412,000 from $574,000 during the 39 weeks ended September 30, 2001 as compared with the same period in 2000. The decrease was due to the retirement of debt associated with the sale of closed units.

Other income (expense), net. Other expense of $413,000 for the 39 weeks ended September 30, 2001 as compared with other income of $189,000 for the same period in 2000 is primarily attributable to the disposition of two restaurants. In 2001, a loss of $283,000 was recognized on the sale of a restaurant site in Delray Beach. In 2000, a

$238,000 gain was recognized upon the disposition of a leasehold interest in the Company's Western Hills restaurant; the restaurant was closed during September 1999 with the corresponding leasehold interest being transferred during the second quarter of 2000.

Benefit (provision) for income taxes. A tax benefit of $151,000 was recognized for the 39 weeks ended September 30, 2001 as compared to a provision of $2,304,000 during the same period in 2000. The $151,000 relates to an increase for an anticipated tax refund. The $2,304,000 was primarily attributed to a $1,734,000 valuation allowance adjustment to certain tax assets.

Income (loss) from operations and net loss. As a result of the factors discussed above, the Company's loss from operations was $2,351,000 for the 39 weeks ended September 30, 2001 compared to $3,974,000 for the same period in 2000. Exclusive of non-recurring items, the Company's income from operations was $816,000 for the 39 weeks ended September 30, 2001 compared to $987,000 for the same period in 2000. The Company's net loss for the 39 weeks ended September 30, 2001 was $3,194,000 compared to $6,884,000 in the same period in 2000. Exclusive of non-recurring items, the Company's net income was $105,000 for the 39 weeks ended September 30, 2001 compared to a net loss of $427,000 for the same period in 2000. Non-recurring items for the 39 weeks ended 2001 included $1,582,000 related to the write-down of impaired assets, $1,333,000 related to expenses on restaurant closures, severance pay of $252,000, a book loss of $283,000 from the sale of the Delray Beach, Florida unit and an increase to the deferred tax asset of $151,000 (adjusting income tax refunds receivable to $760,000). Non-recurring items for the 39 weeks ended 2000 included $3,978,000 related to the write-down of impaired assets, a $1,734,000 increase in the valuation allowance related to the deferred tax asset, $983,000 in property related expenses on restaurant closures and a $238,000 pre-tax gain on the disposition of a leasehold interest in a Midwest restaurant.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company's current liabilities of $11,003,000 exceeded its current assets of $2,199,000, resulting in a working capital deficiency of $8,804,000. A decrease in revenues resulting from fewer restaurants in operation and a decrease in comparable store sales, coupled by increased operating costs and costs incurred to discontinue operations in 15 restaurants during the first and second quarters of 2001, negatively affected cash. The Company continues to be negatively impacted by the closure and ongoing divestiture of its Midwest locations. Such divestiture has had and, in the near term, will continue to have an adverse affect on the Company's cash position. Historically, the Company has generally operated with minimal or marginally negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The Company continues negotiations of modified payment terms with many of its creditors and key vendors as an integral process in its turnaround plan. Through this plan, it is contemplated that a substantial portion of these liabilities will be deferred until a future date. In addition, in October 2001, the Company converted $669,000 of trade payables into shares of Shells' Preferred Stock under this plan. The Company anticipates receipt of certain federal and state tax refunds totaling $760,000 during the fourth quarter of 2001. The Company is actively engaged in discussions concerning additional outside financing required during the fourth quarter of 2001. There can be no assurance that any such financing, or restructuring of indebtedness, will be available to the Company on terms acceptable to the Company, or at all. The failure of the Company to successfully negotiate such debt restructuring and obtain the necessary funding may impact on the Company's ability to continue its operations. In addition, it is anticipated that to the extent the Company is successful in its efforts to obtain additional outside financing, the Company's existing shareholders will experience significant dilution.

Cash provided by operating activities for the 39 weeks ended 2001 was $444,000 as compared to 1,823,000 for the same period in 2000. The net decrease of $1,379,000 primarily was attributable to less favorable store operating results in addition to costs incurred to close the Midwest restaurants.

Cash provided by investing activities increased $1,842,000 for the 39 weeks ended September 30, 2001 compared to the same period in 2000, due to an increase in net proceeds from the sale of assets of $1,254,000 mostly related to the sale of real estate in the Midwest and Florida and a reduction in capital expenditures of $588,000.

Cash used in financing activities increased $1,417,000 for the 39 weeks ended September 30, 2001 compared to the same period last year. The increase was primarily due to debt repayments associated with the sale of restaurant properties then owned by the Company in the Midwest and Florida.



SEASONALITY

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter-to-quarter operating results due primarily to its high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S., the health of Florida's economy and the effect of world events in general and the tourism industry in particular. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk relates to its $1,881,000 outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime lending rate to 100 basis points over the prime lending rate. There is also one loan that is based on 225 basis points over the 30 day London Interbank Offered Rate, which was 2.64% on September 30, 2001.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities and Use of Proceeds

     On October 24, 2001, the Company issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $668,620 of trade indebtedness by trade creditors of the Company. The shares were issued exclusively to "accredited investors" as defined in Rule 501(a) under the Securities Act. Shells did not receive any cash proceeds in connection with the issuance of the Series A Preferred Stock. The shares were offered exclusively by the Company through its Executive Officers, Directors and regular employees. No commissions or other compensation were paid, directly or indirectly, to any such persons for their efforts in offering the Series A Preferred Stock. The Company did not engage any underwriter or broker/dealer to sell shares in the offering.

     Each share of Series A Preferred Stock is convertible by the holder, at any time commencing October 24, 2002, unless previously redeemed by Shells, into five shares of the Company's common stock, par value $0.01 per share. The Series A Preferred Stock has a liquidation preference equal to $10.00, plus any declared but unpaid dividends. Dividends on the Series A Preferred Stock, payable in cash at the rate of 5% of the Liquidation Value ($10.00) per annum, are payable annually, when, as and if declared by the Board of Directors of the Company out of funds legally available for the payment of dividends. Dividends on the Series A Preferred Stock are not cumulative.


Item 3 - Defaults Upon Senior Securities

     The Company has existing indebtedness with Manufacturers Bank of Florida, consisting of three notes with a total principal balance, as of September 30, 2001 of $1,571,000. The loans, which were used to finance the purchase of certain restaurant locations and equipment, are subject to compliance by the Company with specified financial covenants. The Company is not currently in compliance with certain of these covenants, and has received a covenant waiver from the bank until December 12, 2001. The Company expects to reduce the outstanding indebtedness owed to the bank with the proceeds from any sale of the financed property.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on October 23, 2001, the stockholders voted (i) to amend the Company's 1995 Employee Stock Option Plan to increase the number of shares that can be issued thereunder from 540,000 to 840,000 shares, and (ii) to amend the Non-employee Director Stock Option Plan to increase the number of shares that can be issued thereunder from 100,000 to 150,000. The adoption of the amendment to the 1995 Employee Stock Option Plan was approved by the vote of 1,854,935 shares for, 386,308 shares against, 9,900 shares abstaining and 1,321,099 shares representing broker non-votes. The adoption of the amendment to the Non-employee Director Stock Option Plan was approved by the vote of 1,865,130 shares for, 376,728 shares against, 9,285 shares abstaining and 1,321,099 shares representing broker non-votes.

     In addition, at the Annual Meeting of Stockholders held on October 23, 2001, the following directors were nominated and elected by the votes indicated:

Philip R. Chapman:         3,304,373 For, 267,869 Against or Withheld, 0 Abstaining
William E. Hattaway:       3,275,719 For, 296,523 Against or Withheld, 0 Abstaining
David W. Head:             3,306,397 For, 265,845 Against or Withheld, 0 Abstaining
Christopher D. Illick:     3,306,373 For, 265,869 Against or Withheld, 0 Abstaining
Richard A. Mandell:        3,306,397 For, 265,845 Against or Withheld, 0 Abstaining
Jay S. Nickse:             3,306,373 For, 265,869 Against or Withheld, 0 Abstaining


Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibit 99.1   Certificate of Designation of Series A
                    5% Convertible Preferred Stock of
                    Shells Seafood Restaurants, Inc.

     Exhibit 99.2   200,000 Shares Series A 5%
                    Convertible Preferred Stock
                    Subscription Agreement.

     Exhibit 99.3   200,000 Shares Series A 5%
                    Convertible Preferred Stock
                    Supplement to Subscription Agreement.

Reports on Form 8-K

     None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SHELLS SEAFOOD RESTAURANTS, INC.
                                     (Registrant)



                            /s/ David W. Head
_________________________   ----------------------------------------------------
Date  November 14, 2001          David W. Head
                            President and Chief Executive Officer



_________________________   /s/ Warren R. Nelson
                            ----------------------------------------------------
Date  November 14, 2001          Warren R. Nelson
                            Executive Vice President and Chief Financial Officer