Form 10-K
period 2001-12-30
SHELLS SEAFOOD RESTAURANTS INC
filed 2002-04-01
CIK 935066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934 for the Fiscal Year (52 Weeks) ended December 30, 2001.

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

                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the last sales price of the Common Stock reported on the over-the-counter bulletin board on March 4, 2002 and the assumption, for this computation only, that all directors and executive officers are affiliates of the Registrant) was $1,154,923.

   As of March 4, 2002, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,454,015.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

   Our Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for our upcoming Annual Meeting of Stockholders scheduled to be held on May 21, 2002, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                           FORWARD LOOKING STATEMENTS

   When used in this Annual Report on Form 10-K, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

   In addition to seasonal fluctuations, our quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect our revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; promotional timings and seasonality; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events; competition from other restaurants and food service establishments; and the timing, costs and charges relating to restaurant openings and closings. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, and stock price. An investment in our company involves various risks, including those which are detailed in this document and from time-to-time in our other filings with the Securities and Exchange Commission.

   Any forward-looking statements included in this Annual Report, speak only as of the date of this document. We are not undertaking any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

   Shells Seafood Restaurants, Inc. was incorporated under the laws of the State of Florida in April 1993 and was reincorporated under the laws of the State of Delaware in April 1996. Effective December 1994, Shells, Inc., a company incorporated under the laws of the State of Florida, was merged with and into our company and became our wholly owned subsidiary.

Concept and Strategy

   As of December 30, 2001 (the last date of our 2001 fiscal year), we owned 24 Shells restaurants, owned a 51% ownership interest in one Shells restaurant and managed four additional Shells restaurants pursuant to contractual arrangements. All 29 of these Shells restaurants are located in Florida. During 2001, we discontinued operations in eight Ohio restaurants, three Illinois restaurants, two Indiana restaurants, one Kentucky restaurant, and two Florida restaurants.

   Shells is a full service, neighborhood concept, designed to appeal to a broad range of customers, particularly families and young adults, by serving generous portions of high-quality seafood and offering friendly and efficient service. The menu was repositioned in the fourth quarter of 2001, reemphasizing original entree customer favorites at more attractive price points. These changes were instituted to stimulate customer traffic. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab, crawfish, and daily fresh fish specials, cooked to order in a variety of ways: steamed, sauteed, grilled, blackened and fried. In addition, our restaurants offer a wide selection of signature pasta dishes, appetizers, salads, and desserts and full bar service. All Shells restaurants are open for dinner and 19 restaurant locations are also open for lunch.

   In an effort to increase Shells' name recognition and benefit from customer loyalty, our restaurants have a prototypical image. The restaurants are identified by the exterior "Shells" logo sign and a common interior color scheme and design. Our restaurants are decorated with a tropical flair, bright colors and cheerful signage to create a high-energy, casual atmosphere consistent with the Shells concept. Our commitment to promoting a casual, fun dining experience is underscored by the design of our menu and by the colorful "island" shirts worn by our service staff.

   Consumer expectations continue to heighten in terms of food quality, facilities and value. To be successful, we have to continuously tighten the definition of the Shells' concept within our niche. Then we must execute and deliver the entire dining experience, accordingly. We have to continually focus our definition of Shells as a local seafood joint that serves big portions of great seafood for "not-a-lot-of-clams." Areas of definition include menu portion size, streamlining offerings, enhancing plate appearance and properly balancing the price-value relationship of our entrees.

Restaurant Locations

   Our 29 managed and operated restaurants are located in the following Florida markets and cities/neighborhoods:

        Tampa/Sarasota     Orlando           South Florida
        --------------     -------           -------------
        Brandon            Altamonte Springs Coral Springs
        Clearwater         Daytona Beach     Davie
        Holmes Beach       Kissimmee         Ft. Lauderdale
        Redington Shores    New Smyrna Beach Kendall
        St. Petersburg     Ocala             Pembroke Pines
        St. Pete Beach     Orlando           Sunrise
        Winter Haven       Winter Park
        Carrollwood        Melbourne
        North Tampa
        Sarasota
        South Tampa

        West Palm Beach    Fort Myers
        ---------------    ----------
        Stuart             Fort Myers
        West Palm Beach    Port Charlotte

   From 1997 to 1999, in an attempt to diversify and minimize the seasonal effect of the Florida market, we opened 18 restaurants in various Midwest markets. We sustained operating losses in these Midwest markets and completed the discontinuance of our Midwest operations in April 2001, closing six restaurants and licensing to an unaffiliated third party the right to continue to operate the remaining three restaurants as Shells units. The licensing agreement terminated February 1, 2002 with the lease assignments of two of the three restaurants. We are continuing to negotiate the disposition of four operating leases and one owned location, consisting of land, building and equipment, related to the Midwest restaurants. We do not have plans to open additional restaurants in 2002.

Restaurant Operations

   Management and Employees. We currently employ six area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical dinner-only restaurant consists of one general manager and two assistant managers and approximately 40 other employees. The restaurants, which are also open for lunch generally, have 15 to 20 additional part-time employees. Restaurant management participates in a bonus program based upon the financial results of their particular restaurant. Bonuses were generally not awarded in 2001. In conjunction with the discontinuation of Midwest and certain Florida restaurant operations, we significantly reduced corporate support functions and related overhead costs.

   Restaurant Reporting. We maintain financial and accounting controls for each restaurant through a central accounting system. Our financial systems and controls allow us to access each restaurant's sales, inventory costs and other financial data on a real-time basis, enabling both store-level management and senior management to quickly react to changing sales trends, to effectively manage food, beverage and labor costs, to minimize theft, and to improve the quality and efficiency of accounting and audit procedures. Store level management generally performs weekly inventories and compares weekly operating results versus budget.

   Recruitment and Training. We believe that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to a restaurants' long-term success. We attempt to recruit restaurant managers with significant experience in the restaurant industry. During a 12-week training program, restaurant managers are taught to promote our team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff, through our recently re-designed Team Trainer program, is trained on site by restaurant managers and other staff members. A major 2001 and 2002 initiative is to attempt to reduce management and hourly turnover.

   Purchasing. Obtaining a reliable supply of quality seafood at competitive prices is critical to our success. We have formed long-term relationships with several seafood suppliers and purchase frozen seafood and certain other supplies used in restaurant operations in bulk. In addition, Shells' menu has been designed to feature seafood varieties with stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. We believe our diverse menu selection reduces the risk and minimizes the effect of the shortage of any seafood products. We generally have been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections (in response to availability and price of supply). We generally have not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

   U.S. Foodservice, and formerly Rykoff-Sexton, has been providing distribution services to us since 1995. U.S. Foodservice distributes seafood and most other products to our restaurants, minimizing the risks relating to storing and distributing these products. U.S. Foodservice purchases and takes delivery of all frozen seafood that we recommend for purchase. From time-to-time, at our direction to facilitate a forward purchase opportunity, U.S. Foodservice also will acquire frozen seafood inventory in excess of normal recurring restaurant delivery and re-supply. Upon our direction, U.S. Foodservice sells the frozen seafood to us on a cost plus basis, and distributes the frozen seafood directly to the individual Shells restaurants. In addition, U.S. Foodservice procures, on our behalf, many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups. Although we believe that our relationship with U.S. Foodservice is good, if the distribution program was terminated, alternate arrangements for warehousing and procurement of supplies could be made without a significant interruption of our business.

   Quality Control. We maintain a continuous inspection program for all of our seafood purchases. Each shipment of frozen seafood is inspected through statistical sampling methods upon receipt at U.S. Foodservice's distribution center for quality and conformance to our written specifications, prior to delivery to the restaurants. In addition, fresh fish purchased by the individual restaurants must be purchased from one of our approved suppliers and is inspected by a restaurant manager at the time of delivery. As part of our training program, restaurant employees are educated as to the correct handling and proper physical characteristics of each product.

   Our area directors, general managers and assistant managers are all responsible for properly training hourly employees and ensuring that Shells restaurants are operated in accordance with strict health and quality standards. Compliance with our quality standards is monitored by on-site visits and formal inspections by the Manager of Quality Control and the area directors. We believe that our inspection procedures and employee training practices help to maintain a high standard of quality for the food and service we provide.

Advertising and Marketing

   Historically, we have employed a marketing strategy seeking visibility and name recognition through the use of billboards, radio and television advertisements. Part of our strategy has been to cluster a significant number of restaurants in a market, to provide for cost-effective use of television and radio advertising and other marketing efforts. We did not employ media advertising from May 2001 through January 2002, as we re-focused efforts toward operations execution and menu repositioning.

Joint Venture and Third-Party Owned Restaurants

   The Shells restaurant system currently consists of (i) 24 restaurants that are wholly owned by us; (ii) one restaurant, in Melbourne, Florida, in which we have an interest of 51%; and (iii) four restaurants that we manage and operate, but do not own. The remaining 49% interest in the Melbourne restaurant is indirectly owned by Wanda L. Hattaway, wife of William E. Hattaway, a former director and president of our company. In addition to the equity interest in this restaurant, we receive a management and licensing fee of 6% of the restaurant sales of the Melbourne restaurant.

   Three of the managed restaurants are managed and operated by us pursuant to management and license agreements, which became effective in July 1993. Pursuant to these agreements, we provide management services and license proprietary information required to operate these restaurants for a percentage of that restaurant's sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurants' requirement to make third party royalty payments. The agreement, as amended in October 2001, provides for a 4% management fee until such time as sales return near to 1999 levels, and then returning to a 6% fee. The management agreements grant us authority to determine the programs and policies affecting the day-to-day operations of each of these managed restaurants. Although the management agreements differ slightly, they generally have an initial term of 30 years and provide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, and working capital.

   We operate the fourth managed restaurant pursuant to the terms of an agreement requiring that the restaurant is operated in conformity with the policies and procedures established by us for Shells restaurants. The restaurant is currently managed by Shells pursuant to an oral agreement. We were receiving a management fee of 4% of the restaurant's sales, which was amended to 2% of sales in October 2001.

   Although we believe these management and license agreements are enforceable, there can be no assurance that the agreements will not be challenged, and, if challenged, that the agreements will be determined to be enforceable. The third party owners of these managed restaurants previously have indicated the possible desire to sever their relationship with us.

Competition

   The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety, and there are many well-established competitors with substantially greater financial and other resources than us. Such competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products. Some of our competitors have been in existence for substantially longer periods than we have, and may be better established in the markets where we have our restaurants. We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and foodservice establishments, including full-service, quick service and fast food restaurants, which specialize in a variety of cuisines. While we believe that Shells offers a broad variety of quality seafood products, there can be no assurance that consumers will regard our product as sufficiently distinguishable from competitive products, that substantially equivalent food products will not be introduced by our competitors or that we will be able to compete successfully.

Government Regulation

   We are subject to extensive federal, state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant could adversely affect our operations. Restaurant operating costs are also affected by other government actions, beyond our control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes.

   Approximately 11% of our revenue is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

   We may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance beverage and have never been named as a defendant in a lawsuit involving "dram-shop" statutes.

   Our restaurants are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage rate could increase our labor costs.

   The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Act, which became effective in 1992, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Service Marks and Proprietary Information

   We have registered the service mark "Shells" with the Secretary of the State of Florida and the "Shells" service mark and "jumping fish" logo with the United States Patent and Trademark Office. We believe that our service marks have significant value and are essential to our ability to create demand for, and awareness of, our restaurants. There can be no assurance, however, that our service marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that we would not be prevented, in such an event, from using our service marks, any of which could have a material adverse effect on us. Although there can be no assurance that we will have the financial resources necessary to enforce or defend our service marks, we have vigorously opposed, and intend to continue to oppose vigorously, any infringement of our service marks.

   We also rely on trade secrets and proprietary know-how and employ various methods to protect our concepts and recipes. These methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how, concepts and recipes.

Employees

   As of December 30, 2001, we employed approximately 1,300 persons, of whom approximately 150 were management or administrative personnel employed on a salaried basis and 1,150 were employed in non-management restaurant positions on an hourly basis. Approximately 700 employees are employed on a full-time basis. We consider our employee relations to be good. No employees are covered by a collective bargaining agreement.

Our Executive Officers

   Our executive officers are:

   Name                   Age                     Position
   ----                   ---                     --------
   David W. Head......... 45  President, Chief Executive Officer and Director
   John R. Ritchey....... 56  Vice President of Operations
   Warren R. Nelson...... 50  Executive Vice President of Finance,
                               Chief Financial Officer, Treasurer and Secretary

   David W. Head currently serves as President and Chief Executive Officer, positions he has held since joining us in April 2001. From December 1998 to April 2001, Mr. Head was President, Chief Operating Officer and Member of Le Carnassier LLC, D/B/A Red Robin Gourmet Burgers and Spirits; from August 1998 to April 1999, Mr. Head was President and Chief Operating Officer of Red River Bar and Grill; from November 1997 to July 1998, Mr. Head was President, Chief Executive Officer and Director of Houlihan's Restaurant Group; from May 1997 to October 1997, Mr. Head was Vice President Designate of Applebee's International; and from 1993 to May 1997, Mr. Head was Vice President of Operations and Managing Partner of Apple Partners LP.

   John R. Ritchey currently serves as Vice President of Operations, a position he has held since rejoining us in April 2001. From November 1999 to March 2001, Mr. Ritchey was a private investor. From October 1993 to November 1999, Mr. Ritchey was employed by us as Vice President of Operations and Vice President of Corporate Development. From May 1990 to September 1993, Mr. Ritchey was a principal in Today's Food Service Concepts; from 1986 to May 1990, Mr. Ritchey owned and operated a sports fishing center located in Welaka, Florida; and from 1972 to 1986, Mr. Ritchey was employed by Red Lobster, where he held positions of Vice President of Corporate Development, Divisional Vice President of Operations and Regional Vice President of the Chicago Division.

   Warren R. Nelson currently serves as our Executive Vice President of Finance, Chief Financial Officer, Treasurer, and Secretary, positions he has held since June 1993. From June 1983 to May 1993, Mr. Nelson was employed by the Eckerd Corporation, a national drug store chain, where he held the positions of Assistant Controller, Subsidiary Controller and Manager of Planning and Analysis. From March 1977 to June 1983, Mr. Nelson was employed by Red Lobster where his responsibilities included strategic planning, acquisitions, corporate development, procurement/distribution/operations analysis, and controller for seafood purchasing and processing operations of a subsidiary of Red Lobster.

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

   We have significant capital requirements and may need additional financing. Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants as well as the operating performance of many of our restaurants. At December 30, 2001, the Company had a working capital deficiency of $7,580,000. We believe that projected cash flow from operations, the proceeds from a $2,000,000 financing transaction effective January 31, 2002, certain income tax refunds related to the carry back of net operating losses and the refinancing or sale of certain properties will satisfy our contemplated cash requirements for at least the next 12 months.

   We may have to seek additional financing from other sources if:

  . our projections or assumptions are inaccurate or because of unanticipated expenses;
  . projected cash flows are not sufficient to cover costs of operations or restaurant renovations; or
  . we are unable to extend the maturity dates for balloon payments that are scheduled to mature during 2002 and/ or third party financing is unavailable in sufficient amounts or at all.

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

   Substantial dilution to our stockholders is possible. We recently completed a $2,000,000 financing transaction pursuant to which, among other things, we issued warrants to purchase 8,908,030 shares of our common stock, at an exercise price of $0.16 per share. The warrants are exercisable from January 31, 2003 through January 31, 2005, and may be exercised by a "cashless exercise". To the extent these warrants are exercised, our stockholders will suffer substantial dilution. In addition, it is likely that the number of shares which are issuable upon exercise of these warrants, combined with the per share exercise price, will have a depressive effect on the price of our stock.

   Control by Management. Frederick R. Adler, a shareholder, together with members of our executive management team and Board of Directors beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result, such persons, acting together, will be able to exert significant influence and control over us, including the election of our directors, regarding any proposed dissolution, merger or sale of our assets, and generally in the direction of our affairs.

   In addition, in conjunction with a recently completed $2,000,000 financing transaction, we issued warrants to purchase 8,908,030 shares of our common stock, at an exercise price of $0.16 per share. The warrants are exercisable from January 31, 2003 through January 31, 2005. One half of these warrants are held by each of two investor groups, the members of which are either members of our Board of Directors or persons associated with or related to our Board members or Mr. Adler. If these warrants are exercised in full, our corporate insiders, together with Mr. Adler, could control approximately 79% of our outstanding voting stock, and thus control all decisions affecting our company. Furthermore, as part of the financing, we entered into an Investor Rights Agreement, dated as of January 31, 2002, with these investor groups and certain other stockholders. Pursuant to this agreement, the composition of our Board of Directors is fixed at seven members and each of these investor groups is entitled to nominate three individuals to serve on our Board. Additionally, each of these investor groups and Frederick R. Adler, among others, have agreed to vote their respective shares, to cause these slated nominees to be elected to our Board of Directors.

   We have discontinued our Midwest operations however have not been able to dispose of certain real estate lease commitments. We completed the discontinuation of our operations in the Midwest in April 2001, closing six restaurants and licensing to an unaffiliated third party the right to continue to operate the remaining three restaurants as Shells units. The licensing arrangement ended February 1, 2002 with the lease assignment of two of the three restaurants. We are continuing negotiations with four landlords to dispose of lease commitments and are actively marketing another piece of real estate that we own in the Midwest.

   Operating results may require the closure of other restaurants. If we continue to experience prolonged periods of unfavorable operating results at existing restaurants or view the prospects for a restaurant to be less than satisfactory, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants could have an adverse effect upon our financial condition and results of operations. We closed 16 restaurants during Fiscal 2001, of which 14 were located in the Midwest and two were located in Florida. We are continuing to monitor the operations and financial performance with respect to certain of our other existing restaurants.

   Our operating results fluctuate seasonally because of our geographic concentration. The majority of our restaurants are located in primarily residential areas in Florida. We have experienced fluctuations in our quarter-to-quarter operating results because of factors including:

  .  the seasonal nature of our business;
  .  weather conditions in Florida; and
  . the health of Florida's economy in general and tourism industry in particular, which can be further affected by world events.

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

   The supply and quality of our seafood may fluctuate. In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We maintain short-term contracts with several of our suppliers. In addition, we purchase products based on purchase orders placed from time-to-time in the ordinary course of business. We also depend on U.S. Foodservice. U.S. Foodservice distributes and warehouses our frozen seafood supply and procures, distributes and stores other supplies for us. We believe that our relationships with our suppliers and U.S. Foodservice are satisfactory and that alternative sources are readily available. However, the loss of some suppliers or of our relationship with U.S. Foodservice could materially adversely affect us. Also, substantial price increases imposed by these suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on us.

   Some species of seafood have become subject to adverse publicity because of claims of contamination by lead or other chemicals disposed of in the ocean. This can adversely affect both market demand and supply for these food products. Customer demand may also be negatively impacted by reports of medical or other risks resulting from eating seafood. We maintain a continuous inspection program for our seafood purchases. We believe that we have not experienced any adverse effect from contaminated seafood. However, we cannot assure you that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to us specifically, will not have a material adverse effect on us. Our failure to obtain adequate supplies of seafood or problems or difficulties resulting from the contamination of seafood, in general or at any of our restaurants in particular will have a material adverse effect on our operations and profitability.

   Our expenses for food and other costs fluctuate. Our profitability depends on our ability to anticipate and to react to increases in food, labor, employee benefits, and similar costs. We have limited control over these costs. Specifically, our dependence on frequent deliveries of seafood, produce, dairy and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. We have been able to anticipate and react to fluctuations in food costs by:

  .  adjusting selected menu prices;
  . purchasing seafood directly from numerous suppliers; and . promoting alternative menu selections in response to price and availability of supply.

   However, we cannot assure you that we will be able to continue to anticipate and respond to supply and price fluctuations or that we will not be subject to significantly increased costs. A shortage of available seafood could cause our cost of sales to increase. Because of our low pricing structure, this could materially adversely effect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. This program may increase our seafood costs because seafood suppliers' and processors' costs in complying with this program may increase.

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

   We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast food restaurants, which specialize in a variety of menu offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products that are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. You can expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure you that:

  . consumers will be able to distinguish our products from competitive products;
  . substantially equivalent food products will not be introduced by our competitors; or
  .  we will be able to compete successfully.

   Many factors affect our industry. We must respond to various factors affecting the restaurant industry including:

  .  changes in consumer preferences, tastes and eating habits;
  .  demographic trends and traffic patterns;
  .  increases in food and labor costs;
  .  inflation; and
  . national, regional and local economic conditions and the effect of world events, in general, and the tourism industry in particular:

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

   Restaurant operating costs are also affected by other government actions, which are beyond our control, including increases in:

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

   We may not be able to protect our service marks and proprietary information. We own two United States registrations for the service marks that we use, including the name "Shells." We believe that our service marks have significant value and are essential to our ability to create demand for and awareness of our restaurants. We cannot assure you, however, that our service marks:


  .  do not or will not violate the proprietary rights of others;
  .  would be upheld if challenged; or
  .  that we would not be prevented from using our service marks.

   Any of these occurrences could materially adversely affect us. In addition, we cannot assure you that we will have the financial resources necessary to enforce or defend our service marks.

   We also rely on trade secrets and proprietary know-how. We employ various methods to protect our concepts and recipes. However, these methods may not completely protect us. We cannot assure you that others will not independently develop similar know-how or obtain access to our know-how, concepts and recipes. Although we generally enter into confidentiality agreements with our executives and managers, we cannot assure you that these agreements will adequately protect our trade secrets. We believe that we own all of our intellectual property and that the management and license agreements to which we are a party are enforceable. There can be no certainty, if challenged, that the agreements will be enforceable and the managed restaurants will be restricted from using the Shells service marks independent of us.

   Our insurance coverage may not be adequate. We maintain insurance, including insurance relating to personal injury, in amounts, which we currently consider adequate. Nevertheless, a partially or completely uninsured claim against us, if successful, could materially adversely affect us.

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

   On October 24, 2001, the Company issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $668,620 of trade indebtedness by trade creditors of the Company. We have no present intention to issue any additional shares of our preferred stock. However, we cannot assure you that we will not do so in the future.

ITEM 2. PROPERTIES

   We lease 6,800 square feet of space in Tampa, Florida for our executive offices. The annual rent payable under the lease, which expires in October 31, 2004, is approximately $100,000.

   All but three of our existing restaurants in operation are leased properties. One of the owned properties is currently in the process of being sold and is not being operated as a Shells restaurant. In the future, we intend to lease most of our properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of our leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, we are required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases generally have initial terms ranging from five to 20 years and renewal options ranging from five to 20 years, and rents of between $8.00 and $30.00 per square foot.

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

   In addition, at the Annual Meeting of Stockholders held on October 23, 2001, the following directors were nominated and elected by the votes indicated:

Philip R. Chapman:3,304,373 For, 267,869 Against or Withheld, 0 Abstaining William E. Hattaway:3,275,719 For, 296,523 Against or Withheld, 0 Abstaining David W. Head:3,306,397 For, 265,845 Against or Withheld, 0 Abstaining Christopher D. Illick:3,306,373 For, 265,869 Against or Withheld, 0 Abstaining Richard A. Mandell:3,306,397 For, 265,845 Against or Withheld, 0 Abstaining Jay S. Nickse:3,306,373 For, 265,869 Against or Withheld, 0 Abstaining

   On November 16, 2001, Jay S. Nickse resigned from the Board of Directors. On February 11, 2002, William E. Hattaway resigned from the Board of Directors. Also on February 11, 2002, Messrs. Thomas R. Newkirk, J. Stephen Gardner and John W. Giordano were elected as directors of our company. On March 13, 2002, Richard A. Mandell resigned from the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   Our common stock is traded on the over-the-counter bulletin board under the symbol "SHLL". Prior to November 2000, the common stock was traded on the National Association of Securities Dealers Automated Quotation System National Market. The following table sets forth the high and low per share price of our common stock as reported by Nasdaq or the OTC bulletin board.

   Fiscal 1999                                                       High   Low
   -----------                                                       ----- -----
   First quarter.................................................... $5.50 $3.50
   Second quarter................................................... $4.75 $3.50
   Third quarter.................................................... $4.25 $2.63
   Fourth quarter................................................... $3.75 $2.06

   Fiscal 2000
   -----------
   First quarter.................................................... $2.31 $1.13
   Second quarter................................................... $2.63 $1.25
   Third quarter.................................................... $2.06 $1.03
   Fourth quarter................................................... $1.25 $0.25

   Fiscal 2001
   -----------
   First quarter.................................................... $0.81 $0.47
   Second quarter................................................... $0.88 $0.44
   Third quarter.................................................... $0.81 $0.29
   Fourth quarter................................................... $0.35 $0.12

   The number of stockholders of record of our common stock on March 26, 2002 was approximately 250. The Company's stock price as of March 26, 2002 was $0.55.

   Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

   (a) Changes in Securities

   On October 24, 2001, we issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share, pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $668,620 of our trade indebtedness. The shares, which were offered exclusively through our executive officers, directors and regular employees, were issued exclusively to "accredited investors" as defined in Rule 501(a) under the Securities Act. We did not receive any cash proceeds in connection with the issuance of the Series A Preferred Stock. No commissions or other compensation were paid, directly or indirectly, to any persons for their efforts in offering the Series A Preferred Stock. The Company did not engage any underwriter or broker/dealer to sell shares in the offering.

   Each share of Series A Preferred Stock is convertible by the holder, at any time commencing October 24, 2002, unless previously redeemed by Shells, into five shares of our common stock. The Series A Preferred Stock has a liquidation preference equal to $10.00 per share, subject to adjustment, plus any declared but unpaid dividends. Dividends on the Series A Preferred Stock, payable in cash at the rate of 5% of the liquidation value (initially $10.00) per annum, are payable annually, when, as and if declared by the Board of Directors out of funds legally available for the payment of dividends. Dividends on the Series A Preferred Stock are not cumulative.

Dividend Policy

   We have never declared or paid any cash dividends on our Common Stock. All future earnings will be retained by us for the development of our business. Accordingly, we do not anticipate paying cash dividends on the Common Stock in the foreseeable future. We are subject to loan covenants containing certain provisions restricting our ability to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth, selected historical consolidated financial data for our company. The historical consolidated financial data is for the fiscal years (52 weeks) ended December 30, 2001 (our Fiscal 2001), December 31, 2000 (our Fiscal 2000), January 2, 2000 (our Fiscal 1999), the fiscal year (53 weeks) ended January 3, 1999 (our Fiscal 1998), and the fiscal years (52 weeks) ended December 28, 1997 (our Fiscal 1997). This consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except per share and number of restaurants data).

                                                    Year (53 Weeks)     Year (52 Weeks)
                            Year (52 Weeks) Ended        Ended               Ended
                          ------------------------- --------------- -----------------------
                          December 30, December 31,   January 2,    January 3, December 28,
                              2001         2000          2000          1999        1997
                          ------------ ------------ --------------- ---------- ------------
Statement of Operations
 Data:
Revenues
  Restaurant sales......    $57,258      $90,023        $94,798      $83,734     $64,914
  Management fees.......        271          419            407          415         398
                            -------      -------        -------      -------     -------
  Total revenues........     57,529       90,442         95,205       84,149      65,312
                            -------      -------        -------      -------     -------
Costs and expenses
  Cost of sales.........     21,238       33,984         34,356       29,342      22,967
  Labor and other
   related expenses.....     17,628       28,028         27,839       23,749      17,674
  Other restaurant
   operating expenses...     12,047       19,635         20,623       17,317      13,432
  General and
   administrative
   expenses.............      4,751        7,212          7,438        6,210       4,940
  Depreciation and
   amortization.........      1,702        2,703          3,320        2,702       1,788
  Pre-opening expenses..        --           --             215        2,306       1,646
  Provision for store
   closings.............      1,333        1,027            --           --          --
  Provision for
   impairment of
   assets...............      2,259        3,978          4,595          620         --
                            -------      -------        -------      -------     -------
Income (loss) from
 operations.............     (3,429)      (6,125)        (3,181)       1,903       2,865
Other income (expense):
  Interest expense,
   net..................       (482)        (789)          (789)        (341)       (148)
  Gain on preferred
   stock conversion.....        588          --             --           --          --
  Other (expense)
   income, net..........       (476)         145             (6)         (18)        (44)
                            -------      -------        -------      -------     -------
Income (loss) before
 elimination of minority
 partner interest and
 income taxes...........     (3,799)      (6,769)        (3,976)       1,544       2,673
Elimination of minority
 partner interest.......       (221)        (259)          (250)        (179)       (174)
                            -------      -------        -------      -------     -------
Income (loss) before
 benefit (provision) for
 income taxes...........     (4,020)      (7,028)        (4,226)       1,365       2,499
Income tax benefit
 (provision) (1)........      1,001       (2,304)         1,512          158        (849)
Cumulative effect of
 change in accounting
 principle for pre-
 opening costs, net of
 income tax benefit.....        --           --             --          (692)        --
                            -------      -------        -------      -------     -------
Net income (loss).......     (3,019)      (9,332)        (2,714)         831       1,650
Preferred shares
 accretion..............        --           --             --          (111)        (74)
                            -------      -------        -------      -------     -------
Net income (loss)
 applicable to common
 stock..................    $(3,019)     $(9,332)       $(2,714)     $   720     $ 1,576
                            =======      =======        =======      =======     =======

                                                     Fiscal Years Ended
                                            ------------------------------------
                                            December 30, December 31, January 2,
                                                2001         2000        2000
                                            ------------ ------------ ----------
Basic net loss per share..................    $(0.68)      $(2.10)     $(0.61)
Diluted net loss per share................    $(0.68)      $(2.10)     $(0.61)

                                                     Fiscal Years Ended
                                            ------------------------------------
                                            December 30, December 31, January 2,
                                                2001         2000        2000
                                            ------------ ------------ ----------
Operating Data:
System-wide sales:
  Company-owned restaurants...............    $57,258      $ 90,023    $ 94,798
  Licensed restaurants....................      8,922        10,009      10,166
                                              -------      --------    --------
                                              $66,180      $100,032    $104,964
                                              =======      ========    ========

Number of restaurants (at end of period):
  Company-owned restaurants...............         25            41          45
  Licensed restaurants....................          4             4           4
                                              -------      --------    --------
                                                   29            45          49
                                              -------      --------    --------
Average annual sales per Company-owned and
 joint venture restaurant open for full
 period (2)...............................    $ 2,047      $  2,071    $  2,197
(Decrease) increase in Company-owned and
 joint venture restaurant same store sales
 (2)......................................      -13.1%         -0.4%        3.9%

                         December 30, December 31, January 2, January 3, December 28,
                             2001         2000        2000       1999        1997
                         ------------ ------------ ---------- ---------- ------------
Balance sheet data:
Working capital
 (deficiency)...........   $(7,580)     $(7,500)    $(3,925)   $(4,047)     $  484
Total assets............    14,847       21,461      30,668     34,895      26,566
Long-term debt..........     1,633        5,700       5,656      5,189       1,449
Minority partner
 interest...............       428          449         590        519         514
Preferred stock.........       669          --          --         --        1,372
Stockholders' equity....     1,475        4,414      13,746     16,460      14,521

--------
(1) The effective tax rates for fiscal years 2001, 2000, 1999, and 1998 include the effect of recognizing valuation allowance adjustments relating to tax benefits that were fully reserved prior to 1997. The effect of adjusting the valuation allowance, primarily related to net operating loss carryforwards from prior years, was to reduce the effective income tax rates for the fiscal years 2001, 2000 and 1999 to 24.9%, 32.8% and 35.8%, respectively. The valuation allowance in fiscal 2001 was decreased by $706,000, reserving for all tax assets except those subject to recovery through carrybacks resulting from the March 9, 2002 Economic Stimulus Package. The fiscal 2000 taxes were impacted by an increase in the valuation allowance as the tax assets were deemed non-realizable.
(2) Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   As of December 30, 2001, we owned 24 Shells restaurants and a 51% ownership interest in the Melbourne restaurant. In addition, we managed and operated four managed restaurants. Average annual restaurant sales during the fiscal year ended December 30, 2001 for the 25 owned restaurants were approximately $2,047,000. Our food sales and liquor sales accounted for 89% and 11% of revenues, respectively, for the fiscal year ended December 30, 2001.

   We have taken corrective actions aimed at mitigating those factors that management believes contributed to our operating losses. These actions include the closing of 16 under-performing restaurants during our Fiscal 2001, including 14 restaurants in the Midwest and 2 restaurants in Florida. We continue to evaluate under-performing restaurants.

   The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales.

                                                   Fiscal Years Ended
                                          ------------------------------------
                                          December 30, December 31, January 2,
                                              2001         2000        2000
                                          ------------ ------------ ----------
Revenues
  Restaurant sales.......................     99.5%        99.5%       99.6%
  Management fees........................      0.5%         0.5%        0.4%
                                             -----        -----       -----
                                             100.0%       100.0%      100.0%
                                             -----        -----       -----
Cost and expenses
  Cost of sales (1)......................     37.1%        37.8%       36.2%
  Labor and other related expenses (1)...     30.8%        31.1%       29.4%
  Other restaurant operating expenses
   (1)...................................     21.0%        21.8%       21.8%
                                             -----        -----       -----
  Total restaurant costs and expenses
   (1)...................................     88.9%        90.7%       87.4%
                                             -----        -----       -----
  General and administrative expenses....      8.3%         8.0%        7.8%
  Depreciation and amortization..........      3.0%         3.0%        3.5%
  Pre-opening expenses...................      0.0%         0.0%        0.2%
  Provision for store closings...........      2.3%         1.1%        0.0%
  Provision for impairment of assets.....      3.9%         4.4%        4.8%
                                             -----        -----       -----
Loss from operations.....................     -6.0%        -6.8%       -3.3%
Interest expense, net....................     -0.8%        -0.9%       -0.8%
Gain on preferred stock conversion.......      1.0%         0.0%        0.0%
Other income (expense), net..............     -0.8%         0.2%       -0.1%
Elimination of minority partner
 interest................................     -0.4%        -0.3%       -0.3%
                                             -----        -----       -----
Loss before benefit (provision) for
 income taxes............................     -7.0%        -7.8%       -4.5%
Income tax benefit (expense).............      1.7%        -2.5%        1.6%
                                             -----        -----       -----
Net loss.................................     -5.3%       -10.3%       -2.9%
                                             =====        =====       =====

--------
(1) As a percentage of restaurant sales.

RESULTS OF OPERATIONS

Fiscal 2001 versus Fiscal 2000

   Total revenues for Fiscal 2001 were $57,529,000 as compared to $90,442,000 for Fiscal 2000. The $32,913,000 or 36.4% decrease in revenues primarily was due to the closing of 16 restaurants during the first seven months of Fiscal 2001, and, to a lesser extent, a 13.1% decrease in same store sales.

   Our revenues consisted of restaurant sales of the Company-owned restaurants and management and licensing fees on sales at the managed restaurants. Comparisons of same store sales include only stores, which were operating during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

   The cost of restaurant sales as a percentage of restaurant sales decreased to 37.1% for Fiscal 2001 from 37.8% for Fiscal 2000. This decrease primarily was due to the declining commodity costs of seafood, primarily shrimp and crab products in the third and fourth quarters, coupled with a new menu rolled out during the fourth quarter which emphasizes higher margin items. Additionally, we enhanced our in-store controls of inventory through better utilization of a perpetual inventory system. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

   Labor and other related expenses as a percentage of restaurant sales decreased to 30.8% during Fiscal 2001 as compared to 31.1% for Fiscal 2000. This decrease was due to a reduction in hourly labor costs as Florida labor wage rates were generally lower than Midwest wage rates, partially offset by an increase in management labor as a percentage of sales caused by lower unit sales volumes and $102,000 in severance pay primarily related to Midwest store closings. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits and taxes.

   Other restaurant operating expenses as a percentage of restaurant sales decreased to 21.0% for Fiscal 2001 as compared with 21.8% for Fiscal 2000. The decrease primarily was due to decreased media advertising costs, partially offset by an increase in utility costs caused by higher electricity and gas rates. Other restaurant operating expenses generally consist of advertising, supervision, operating supplies, repairs and maintenance, rent and other occupancy costs and utilities.

   General and administrative expenses as a percentage of revenues increased to 8.3% for Fiscal 2001 as compared with 8.0% for Fiscal 2000. The increase was primarily attributed to inefficiencies resulting from lower sales volumes and a one-time nonrecurring charge of $150,000 for severance pay related to reorganization and downsizing of administrative personnel. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

   Depreciation and amortization expenses as a percentage of revenues were 3.0% for Fiscal 2001 and Fiscal 2000.

   We incurred no pre-opening expenses in Fiscal 2001 and Fiscal 2000, as no new restaurants were opened.

   The provision for store closings was $1,333,000 or 2.3% of revenues for Fiscal 2001 as compared to $1,027,000 or 1.1% of revenues for Fiscal 2000. These one-time charges, which consist primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants are located, related primarily to Shells restaurants closed in the Midwest.

   The provision for impaired assets was $2,259,000 or 3.9% of revenues for Fiscal 2001 as compared to $3,978,000 or 4.4% of revenues for Fiscal 2000. In the first and fourth quarters of Fiscal 2001 and the third quarter of Fiscal 2000, we recorded the pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 121. The asset impairment charge in the first quarter of Fiscal 2001 of $1,582,000 related to the closure or licensing of 14 restaurants, 13 restaurants in the Midwest and one restaurant in Florida; we discontinued operations at these under-performing units, including closing six units during each of the first and second quarters of Fiscal 2001 and licensing an additional three units to others during the second quarter of Fiscal 2001. The asset impairment charge in the fourth quarter of Fiscal 2001 of $677,000 related to four restaurants in Florida that have been identified as under-performing units. The asset impairment charge in Fiscal 2000 related to eight restaurants, six in the Midwest and two in the Florida markets. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants, many of which are negative.

   The other expense of $476,000 for Fiscal 2001 as compared to other income of $145,000 for Fiscal 2000 was primarily attributable to the disposition of two restaurants. In Fiscal 2001, a loss of $283,000 was recognized on the sale of a restaurant site in Delray Beach and $156,000 for settlements of various general liability claims. In Fiscal 2000, we recognized a $238,000 gain on the disposition of our leasehold interest in the Western Hills restaurant; the restaurant was closed during September 1999 with the corresponding leasehold interest being transferred during the second quarter of 2000.

   A benefit from income taxes of $1,001,000 was recognized in Fiscal 2001 compared to a provision for income taxes of $2,304,000 for Fiscal 2000. The $1,001,000 benefit related to the recognition of income tax refunds resulting from the carry back of net operating losses, reflecting the recapture of taxes paid as early as Fiscal 1996, as permitted under the recently adopted (March
2002) Economic Stimulus Package. Of the tax benefit, Shells expects that approximately $850,000 will be refunded in Fiscal 2002. The $2,304,000 provision for income taxes in Fiscal 2000, despite the operating losses, was due to the increase in the valuation allowance related to the uncertainty of realizing certain tax assets.

   As a result of the factors discussed above, our loss from operations decreased by $2,696,000 to a loss from operations of $3,429,000 for Fiscal 2001 as compared with a loss from operations of $6,125,000 for Fiscal 2000. The net loss for Fiscal 2001 was $3,019,000 as compared with a net loss of $9,332,000 for Fiscal 2000.

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

   Labor and other related expenses as a percentage of restaurant sales increased to 31.1% during Fiscal 2000 as compared to 29.4% for Fiscal 1999. This increase was primarily due to labor inefficiencies in our Midwest restaurants caused by lower unit sales volumes as compared to our Florida restaurants, coupled with higher hourly wage rates in both the Florida and the Midwest restaurants.

   Other restaurant operating expenses as a percentage of restaurant sales increased to 23.0% for Fiscal 2000 as compared with 21.8% for Fiscal 1999. The increase was primarily attributed to a $984,000 charge related to restaurant closure and property related expenses. Exclusive of the $984,000 charge, other restaurant operating expenses marginally increased to 21.9% of revenues. This increase was attributed to higher utility expenses, which were offset in part by a reduction in advertising expenses throughout many of the markets in which we operate where media efficiency was not achievable.

   General and administrative expenses as a percentage of revenues increased to 8.0% for Fiscal 2000 as compared with 7.8% for Fiscal 1999. The increase was due to increased salaries and wages resulting from the hiring of an additional director of operations for the Florida market in fiscal 2000.

   Depreciation and amortization expenses as a percentage of revenues decreased to 3.0% for Fiscal 2000 as compared with 3.5% for Fiscal 1999. The decrease in depreciation expense primarily was due to the reduced basis of property and equipment resulting from the recognition of asset impairment charges in the fourth quarter of 1999 as well as the third quarter of 2000. The reduction in depreciation expense occurred subsequent to the write-down; therefore the reduced depreciation expenses resulting from the Fiscal 1999 write-downs were not reflected until Fiscal 2000.

   Pre-opening expenses decreased to zero in Fiscal 2000 from $215,000 for Fiscal 1999, as there were no new restaurant openings during Fiscal 2000.

   The provision for impaired assets was $3,978,000 or 4.4% of revenues for Fiscal 2000 as compared to $4,595,000 or 4.8% of revenues for Fiscal 1999. In the third quarter of Fiscal 2000 and the fourth quarter of Fiscal 1999, we recorded the pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 121. The asset impairment charge in Fiscal 2000 related to eight restaurants, six in the Midwest and two in the Florida markets, which had not previously been written down as well as additional write-downs on all restaurants that had asset impairment charges during Fiscal 1999. The impairment charges during Fiscal 1999 related to 11 restaurants, eight restaurants in the Midwest and three restaurants in Florida. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants, many of which were negative. Of the restaurants receiving asset impairment write downs in Fiscal 2000 and Fiscal 1999, all but three Florida units have been closed.

   The other income of $145,000 for the Fiscal 2000 as compared with other expense of $6,000 for Fiscal 1999 was primarily attributed to the $238,000 gain we realized upon the disposition of our leasehold interest in the Western Hills restaurant. The restaurant was closed during September 1999 with the leasehold interest being transferred during the second quarter of 2000.

   A provision for income taxes of $2,304,000 was recognized for Fiscal 2000 as compared with a benefit of $1,512,000 during Fiscal 1999. The provision for income taxes despite the operating losses was due to the increase in the valuation allowance related to the uncertainty of realizing certain tax assets. The recognition of benefits during Fiscal 1999 was predicated on our ability to realize the tax benefits in the future.

   As a result of the factors discussed above, our loss from operations increased $2,944,000 to a loss from operations of $6,125,000 for Fiscal 2000 as compared with a loss from operations of $3,181,000 for Fiscal 1999. The net loss for Fiscal 2000 was $9,332,000 as compared with a net loss of $2,714,000 for Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

                                           2001     2000     1999      1998
                                          -------  -------  -------  --------
Net cash provided by operating
 activities.............................. $   780  $   970  $ 1,529  $  6,285
Net cash provided by (used in) investing
 activities..............................   1,086   (1,774)  (3,783)  (11,050)
Net cash (used in) provided by financing
 activities..............................  (2,158)    (875)     472     4,173
                                          -------  -------  -------  --------
Net decrease in cash..................... $  (292) $(1,679) $(1,782) $   (592)
                                          =======  =======  =======  ========

   As of December 30, 2001, our current liabilities of $10,068,000 exceeded our current assets of $2,488,000, resulting in a working capital deficiency of $7,580,000. Reduced operating leverage resulting from fewer restaurants in operation and lower same store sales, coupled with margin deterioration caused by increases in seafood commodity costs and costs incurred to discontinue operations in 16 restaurants during Fiscal 2001, negatively affected cash. Although mostly completed, we continue to be negatively impacted by the closure and ongoing divestiture of our Midwest locations. This divestiture has had and, in the near term, will continue to have an adverse affect on our cash position. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investing of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

   During Fiscal 2001, our cash position decreased by $292,000. Net cash provided by operating activities totaled $780,000 and cash provided by investing activities was $1,086,000, which related to the sale of three restaurant sites net of purchases of property and equipment. The net cash used in financing activities was $2,158,000, which resulted from $2,509,000 in debt repayments relating to the sale and dispositions of the Bloomington IL, Delray Beach FL and Montrose OH properties, partially offset by $351,000 in borrowings.

   In Fiscal 2000, our cash position decreased by $1,679,000. The net cash provided by operating activities was $970,000. Net cash used in investing activities of $1,774,000 included renovations of certain existing restaurants and equipment purchases. The net cash used in financing activities was $875,000, which consisted of $245,000 in borrowings less $1,120,000 in debt repayments.

   Effective January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. The two investors in this financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing will be used for working capital.

   In connection with the financing, we issued to each of Shells Investment Partners and Banyon (i) a $1,000,000 secured promissory note due January 31, 2005 which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full and
(ii) a warrant to purchase 4,454,015 shares of our Common Stock, at an exercise price of $0.16 per share. The warrants are exercisable from January 31, 2003 to January 31, 2005.

   We had a $1,000,000 line of credit available until January 31, 2001, which was re-extended to January 31, 2002, through Frederick R. Adler, our former chairman. As consideration for granting a line of credit, the expiration date of certain then outstanding warrants to purchase common stock held by Mr. Adler or related parties was extended to January 31, 2002. In May 2001, the line of credit was withdrawn in view of the closure of several restaurants and our restructuring of the company, as well as our inability to supply security for any borrowing at that time. Subsequently, the extended warrants were abandoned.

   On March 9, 2002, the Economic Stimulus Package was signed into law. This program allows for, among other initiatives, the lengthening of the carry back period allowed for net operating losses from two years to five years. An income tax refund of approximately $850,000 is expected in Fiscal 2002, relating to taxes paid in Fiscal 1996 and Fiscal 1997.

   We believe that cash flows from operations, coupled with the funds available from the January 31, 2002 financing transaction of $2,000,000, certain income tax refunds resulting from the carry back of net operating losses, the refinancing and sale of certain properties and cash balances at December 30, 2001, will be sufficient to satisfy our contemplated cash requirements for at least 12 months. We are not planning on opening any new restaurants during fiscal year 2002, as we continue to focus on individual restaurant economics and same store results. We hope to rebuild customer traffic, institute better in-store cost controls and facilitate minor restaurant renovations to enhance our guests dining experience. We will need to refinance one of our mortgage notes in the principal amount of $305,000 scheduled to mature in August 2002. A second mortgage note, in the principal amount of $842,000, relating to a closed Midwest property, has been extended pending sale and disposition of the property.

   We have, from time-to-time utilized, and to the extent applicable may utilize real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary. In the event that our plans change, assumptions prove to be inaccurate, or due to unanticipated expenses, and in the event projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all. There are three loans from outside parties that are scheduled to mature during 2002 and, therefore, are reflected as current debt on the balance sheet. As stated earlier, we expect to refinance or extend the term on one note secured by real property; and a second note secures a Midwest property (land and building), which we expect to sell. The third note, in the principal amount of $91,000, is expected to be repaid out of cash flow from our operations.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

   The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. We have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy and the effect of world events in general and the tourism industry in particular. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

   In addition, quarterly results have been substantially affected by the timing of restaurant closings, primarily in the Midwest. Because of the seasonality of our business and the impact of restaurant closings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

IMPACT OF INFLATION AND PRICE CHANGES

   We have not operated in a highly inflationary period and management does not believe that inflation has had a material effect on sales or expenses. As expenses increase, we expect to recover increased costs by increasing prices, to the extent permitted by competition, or by modifying our menu and promoting other less cost sensitive products. Many food products purchased by us are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect us adversely. From time-to-time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices. Due to the fact that our business is somewhat dependent on tourism in Florida, any significant decrease in tourism due to inflation would likely have a material adverse effect on revenues and profitability.

NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Accounting For Business Combinations," and Statement No. 142, "Goodwill And Other Intangible Assets." These Statements modify accounting for business combinations after June 30, 2001. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The adoption of Statements No. 141 and No. 142 is not expected to materially affect our consolidated financial statements.

   In July 2001, the FASB issued Statement No. 143, "Accounting For Asset Retirement Obligations." This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to materially affect our consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 is not expected to materially affect our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,848,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime-lending rate to 100 basis points over the prime-lending rate.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports..............................................  F-2
Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000..  F-4
Consolidated Statements of Operations for the years (52 weeks) ended
 December 30, 2001,
 December 31, 2000 and January 2, 2000.....................................  F-5
Consolidated Statements of Stockholders' Equity for the years (52 weeks)
 ended December 30, 2001, December 31, 2000 and January 2, 2000............  F-6
Consolidated Statements of Cash Flows for the years (52 weeks) ended
 December 30, 2001, December 31, 2000 and January 2, 2000..................  F-7
Notes to Consolidated Financial Statements.................................  F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Shells Seafood Restaurants, Inc. and Subsidiaries
Tampa, Florida

   We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and Subsidiaries (the "Company") as of December 30, 2001 and December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years (52 weeks) ended December 30, 2001 and December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the fiscal years (52 weeks) ended December 30, 2001 and December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida
March 8, 2002

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

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 2, 2000 and the results of its operations and cash flows for the year (52 weeks) ended January 2, 2000 and the year (53 weeks) ended January 3, 1999 in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1998.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 18, 2000

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                             December 30, 2001 December 31, 2000
                                             ----------------- -----------------
                  ASSETS
Cash.......................................     $   969,680       $ 1,261,937
Inventories................................         457,610         1,007,520
Other current assets.......................          84,465           495,506
Receivables from related parties...........          78,137           196,155
Deferred tax asset, net....................             --            638,000
Income tax refund receivable...............         898,338               --
                                                -----------       -----------
Total current assets.......................       2,488,230         3,599,118
Property and equipment, net................       8,106,500        14,165,527
Property held for sale, net................       1,022,060               --
Prepaid rent...............................         122,722           173,122
Other assets...............................         426,770           418,945
Goodwill...................................       2,680,603         2,886,799
Deferred tax asset, net....................             --            217,000
                                                -----------       -----------
TOTAL ASSETS...............................     $14,846,885       $21,460,511
                                                ===========       ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...........................     $ 4,079,396       $ 3,445,541
Accrued expenses...........................       3,872,266         5,312,219
Sales tax payable..........................         207,913           356,039
Current portion of long-term debt..........       1,908,379         1,985,447
                                                -----------       -----------
  Total current liabilities................      10,067,954        11,099,246
Deferred rent..............................       1,243,057         1,783,994
Long-term debt, less current portion.......       1,633,073         3,714,316
                                                -----------       -----------
  Total liabilities........................      12,944,084        16,597,556
Minority partner interest..................         427,642           449,011
                                                -----------       -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value;
 authorized 2,000,000 shares; 66,862 shares
 issued and outstanding....................             669               --
Common stock, $.01 par value; authorized
 20,000,000 shares; 4,454,015 shares issued
 and outstanding...........................          44,540            44,540
Additional paid-in-capital.................      14,240,576        14,161,010
Accumulated deficit........................     (12,810,626)       (9,791,606)
                                                -----------       -----------
  Total stockholders' equity...............       1,475,159         4,413,944
                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY....................................     $14,846,885       $21,460,511
                                                ===========       ===========

    See notes to consolidated financial statements and independent auditors'
                                    report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Fiscal Years Ended
                                      ----------------------------------------
                                      December 30,  December 31,   January 2,
                                          2001          2000          2000
                                      ------------  ------------  ------------
REVENUES:...........................  $ 57,529,015  $ 90,441,802  $ 95,204,840
                                      ------------  ------------  ------------
COST AND EXPENSES:
  Cost of sales.....................    21,238,497    33,984,212    34,355,725
  Labor and other related expenses..    17,628,305    28,028,095    27,839,524
  Other restaurant operating
   expenses.........................    12,046,775    19,635,070    20,622,781
  General and administrative
   expenses.........................     4,751,248     7,212,051     7,437,718
  Depreciation and amortization.....     1,701,518     2,702,630     3,320,289
  Pre-opening expenses..............           --            --        214,864
  Provision for store closings......     1,333,271     1,026,953           --
  Provision for impairment of
   assets...........................     2,259,137     3,978,000     4,595,000
                                      ------------  ------------  ------------
                                        60,958,751    96,567,011    98,385,901
                                      ------------  ------------  ------------
LOSS FROM OPERATIONS................    (3,429,736)   (6,125,209)   (3,181,061)
                                      ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest expense..................      (500,165)     (977,329)     (921,227)
  Interest income...................        18,212       188,494       131,773
  Gain on preferred stock
   conversion.......................       588,386           --            --
  Other (expense) income, net.......      (476,001)      145,857        (6,090)
                                      ------------  ------------  ------------
                                          (369,568)     (642,978)     (795,544)
                                      ------------  ------------  ------------
LOSS BEFORE ELIMINATION OF MINORITY
 PARTNER INTEREST AND INCOME TAXES..    (3,799,304)   (6,768,187)   (3,976,605)
ELIMINATION OF MINORITY PARTNER
 INTEREST...........................      (221,131)     (259,428)     (249,583)
                                      ------------  ------------  ------------
LOSS BEFORE BENEFIT (PROVISION) FOR
 INCOME TAXES.......................    (4,020,435)   (7,027,615)   (4,226,188)
BENEFIT (PROVISION) FOR INCOME
 TAXES..............................     1,001,415    (2,304,000)    1,512,000
                                      ------------  ------------  ------------
NET LOSS............................  $ (3,019,020) $ (9,331,615) $ (2,714,188)
                                      ============  ============  ============
BASIC NET LOSS PER SHARE OF COMMON
 STOCK..............................  $      (0.68) $      (2.10) $      (0.61)
                                      ============  ============  ============
BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING........................     4,454,015     4,454,015     4,454,015
                                      ============  ============  ============
DILUTED NET LOSS PER SHARE OF COMMON
 STOCK..............................  $      (0.68) $      (2.10) $      (0.61)
                                      ============  ============  ============
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING........................     4,454,015     4,454,015     4,454,015
                                      ============  ============  ============

    See notes to consolidated financial statements and independent auditors'
                                    report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         Preferred Stock   Common Stock    Additional    Retained
                         --------------- -----------------   Paid-In     Earnings
                          Shares  Amount  Shares   Amount    Capital     (Deficit)      Total
                         -------- ------ --------- ------- ----------- ------------  -----------
Balance at January 3,
 1999...................                 4,454,015 $44,540 $14,161,010 $  2,254,197  $16,459,747
  Net loss..............                                                 (2,714,188)  (2,714,188)
                                         --------- ------- ----------- ------------  -----------
Balance at January 2,
 2000...................                 4,454,015  44,540  14,161,010     (459,991)  13,745,559
  Net loss..............                                                 (9,331,615)  (9,331,615)
                                         --------- ------- ----------- ------------  -----------
Balance at December 31,
 2000...................                 4,454,015  44,540  14,161,010   (9,791,606)   4,413,944
  Net loss..............                                                 (3,019,020)  (3,019,020)
  Issuance of preferred
   stock................   66,862 $  669                        79,566                    80,235
                         -------- ------ --------- ------- ----------- ------------  -----------
Balance at December 30,
 2001...................   66,862 $  669 4,454,015 $44,540 $14,240,576 $(12,810,626) $ 1,475,159
                         ======== ====== ========= ======= =========== ============  ===========



     See notes to consolidated financial statements and independent auditors'
                                    report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Fiscal Years Ended
                             ---------------------------------------------------
                             December 30, 2001 December 31, 2000 January 2, 2000
                             ----------------- ----------------- ---------------
OPERATING ACTIVITIES:
  Net loss.................     $(3,019,020)      $(9,331,615)     $(2,714,188)
  Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities:
  Depreciation and
   amortization............       1,701,518         2,702,630        3,320,289
  Provision for impairment
   of assets...............       2,259,137         3,978,000        4,595,000
  Loss (gain) on sale of
   assets..................         279,743          (118,553)              --
  Gain on preferred stock
   conversion..............        (588,386)               --               --
  Minority partner
   interest................         (21,369)         (140,572)          70,326
  Changes in assets and
   liabilities:
    Decrease (increase) in
     inventories...........         549,910            21,804          (75,258)
    Decrease (increase) in
     receivables from
     related parties.......         118,018            (4,627)        (156,267)
    Decrease (increase) in
     other assets..........         392,290           348,161          577,770
    Increase in tax refunds
     receivable............        (898,338)               --               --
    Decrease (increase) in
     deferred tax assets...         855,000         2,304,000       (2,111,000)
    Decrease in prepaid
     rent..................          50,400            71,307           78,275
    Increase (decrease) in
     accounts payable......       1,302,476          (309,684)      (2,563,319)
    (Decrease) increase in
     accrued expenses......      (1,512,352)        1,569,637          310,250
    Decrease in sales tax
     payable...............        (148,126)         (113,022)         (20,627)
    (Decrease) increase in
     deferred rent.........        (540,937)           (7,631)         217,533
                                -----------       -----------      -----------
    Total adjustments......       3,798,984        10,301,450        4,242,972
                                -----------       -----------      -----------
  Net cash provided by
   operating activities....         779,964           969,835        1,528,784
                                -----------       -----------      -----------
INVESTING ACTIVITIES:
  Proceeds from sale of
   assets..................       2,892,146           251,383               --
  Purchase of property and
   equipment...............      (1,806,057)       (2,025,742)      (3,783,393)
                                -----------       -----------      -----------
  Net cash provided by
   (used in) investing
   activities..............       1,086,089        (1,774,359)      (3,783,393)
                                -----------       -----------      -----------
FINANCING ACTIVITIES:
  Proceeds from debt
   financing...............         350,527           245,532        1,355,000
  Repayment of debt........      (2,508,837)       (1,119,990)        (882,593)
                                -----------       -----------      -----------
Net cash (used in) provided
 by financing activities...      (2,158,310)         (874,458)         472,407
                                -----------       -----------      -----------
  Net decrease in cash.....        (292,257)       (1,678,982)      (1,782,202)
CASH AT BEGINNING OF
 PERIOD....................       1,261,937         2,940,919        4,723,121
                                -----------       -----------      -----------
CASH AT END OF PERIOD......     $   969,680       $ 1,261,937      $ 2,940,919
                                ===========       ===========      ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for interest...     $   451,028       $   981,668      $   877,188
  Cash (received) paid for
   income tax refunds,
   net.....................     $  (941,299)      $    96,500      $   599,000

Non-cash operating and investing activities:
  Shells transferred $121,224 from other assets into property and equipment for assets placed in service during 2000.
  During 2000, Shells relieved $299,664 of the FAS 121 Allowance to absorb prepaid rent costs incurred in prior years relating to current year store closings.
  Losses on disposals of assets of $61,209 were applied against reserves for store closings in 2001.
  During 2001, Shells relieved $3,925,000 of the FAS 121 Allowance relating to disposed units.
  Shells increased equity by $80,235 for the value of trade payables converted to Preferred Stock net of the Gain on Preferred Stock conversion of $588,386 in October 2001.
  Property held for sale of $1,022,060 has been reclassified from Property and Equipment.

    See notes to consolidated financial statements and independent auditors'
                                    report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   Basis of Presentation -- At December 30, 2001, Shells Seafood Restaurants, Inc. and subsidiaries managed and operated 29 full service, casual dining seafood restaurants in Florida under the name "Shells". We closed 16 restaurants during the first seven months of 2001.

   Shells was incorporated on April 29, 1993 and began operations in August 1993 when it purchased from Shells, Inc. the service mark "Shells" as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". Shells subsequently acquired Shells, Inc. effective December 29, 1994.

   Principles of Consolidation -- The consolidated financial statements include the accounts and operations of Shells and its wholly owned subsidiaries as well as a joint venture partnership in which Shells is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

   Fiscal Year -- Our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. Each of the Fiscal years ended December 30, 2001 ("Fiscal 2001"), December 31, 2000 ("Fiscal 2000") and January 2, 2000 ("Fiscal 1999") were 52 weeks.

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

   Inventories -- Inventories consist of food (primarily seafood), beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Shells utilizes a third party to hold and distribute certain products. The inventory is not recorded by Shells nor is the risk of ownership transferred to Shells until its individual restaurants receive the product.

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

   Property held for sale -- Property held for sale is stated at cost less the provision for impairment and depreciation which approximates the net realizable value on December 30, 2001. The building and equipment were depreciated using the straight-line method over the estimated useful lives of the assets. The building was depreciated over 30 years and the useful lives for equipment, furniture and fixtures, and signs range from five to 10 years.

   Goodwill -- The excess of the cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. is being amortized on the straight-line basis over 20 years. The use of a 20-year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants.

   Impairment of Long-lived Assets -- Property and equipment, goodwill and other intangible assets are reviewed quarterly or whenever events or changes in circumstances indicate that the carrying amount of the

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES asset may not be recoverable by the estimated future undiscounted cash flows. The impairment write-down is the difference between the carrying amounts and the fair value of those assets. If the total of future undiscounted cash flows is less than the carrying amount of the property, fixtures and equipment, the carrying amount is written down to the fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

   Income Taxes -- Shells uses the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. On March 9, 2002, the Economic Stimulus Package was signed into law. This program allows for, among other initiatives, the lengthening of the carry back period allowed for net operating losses from two years to five years. Shells recognized an estimate of the income tax benefit and receivable in Fiscal 2001, relating to the recovery of taxes paid in Fiscal 1996 and Fiscal 1997.

   Net income (loss) per share of common stock -- Net income (loss) per common share is computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. The basic net income (loss) per share of common stock is computed by dividing net income
(loss) applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding. The diluted net loss per common share is computed by dividing net loss by the weighted average common shares outstanding excluding common stock equivalents, as they would be anti-dilutive.

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

   Comprehensive Income -- Shells adopted the provisions of FASB Statement No. 130, "Reporting Comprehensive Income" in the first quarter of Fiscal 1998. FASB Statement No. 130 requires disclosure of comprehensive income including per share amounts in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding charges resulting from investments by owners (e.g. supplemental stock offerings) and distributions to owners (e.g. dividends). For each of the years presented, there are no items requiring separate disclosure in accordance with this statement.

   Operating Segments -- Shells adopted the provisions of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the first quarter of Fiscal 1998. FASB Statement No. 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which Shells operates, and their major customers. We have evaluated the effect of this Statement and have determined that we currently operate within one segment, as defined in this statement.

   The FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES losses) depends upon the intended use of the derivative and the resulting designation. Statement No. 133, as amended, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement No. 133 does not materially affect our consolidated financial statements.

   In July 2001, the FASB issued Statement No. 141, "Accounting for Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." These Statements modify accounting for business combinations after June 30, 2001. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The adoption of Statement No. 142 is not expected to materially affect our consolidated financial statements.

   In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to materially affect our consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 is not expected to materially affect our consolidated financial statements.

   Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

2. Other Current Assets

   Other current assets consist of the following:

                                                       December 30, December 31,
                                                           2001         2000
                                                       ------------ ------------
      Other current assets............................   $  5,332     $244,404
      Accounts receivable.............................         --      151,200
      Prepaid expenses................................     79,133       99,902
                                                         --------     --------
                                                         $ 84,465     $495,506
                                                         ========     ========

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES

3. Property and Equipment

   Property and equipment consist of the following:

                                      December 30,  December 31,  January 2,
                                          2001          2000         2000
                                      ------------  ------------  -----------
Leasehold improvements............... $ 5,196,352   $ 6,606,815   $ 8,338,690
Equipment............................   6,495,742     7,773,637     7,876,853
Furniture and fixtures...............   3,736,200     4,312,349     4,790,375
Land and buildings...................   2,541,397     5,696,387     6,011,552
Signage..............................     730,837     1,012,777       900,604
                                      -----------   -----------   -----------
                                       18,700,528    25,401,965    27,918,074
Less accumulated depreciation and
 amortization........................ (10,594,028)  (11,236,438)   (9,603,519)
                                      -----------   -----------   -----------
                                      $ 8,106,500   $14,165,527   $18,314,555
                                      ===========   ===========   ===========

   Property held for sale of $1,022,060, net of accumulated depreciation and amortization of $285,446, consists of a building, land and equipment in Indianapolis IN. This restaurant site was licensed and operated by the Lark Group between April 2001 and January 2002. The site is listed with a real estate broker and an offer to purchase the site was received by Shells, however, the buyer was not able to obtain financing. Shells expects to sell this site in 2002 and recover the book value of the assets. Property held for sale consists of the following:

                                                                    December 30,
                                                                        2001
                                                                    ------------
      Land and building............................................  $  993,326
      Equipment....................................................     161,826
      Furniture and fixtures.......................................     138,788
      Signage......................................................      13,566
                                                                     ----------
                                                                      1,307,506
      Less accumulated depreciation and amortization...............    (285,446)
                                                                     ----------
                                                                     $1,022,060
                                                                     ==========

   4. Accrued Expenses

   Accrued expenses consist of the following:

                                                       December 30, December 31,
                                                           2001         2000
                                                       ------------ ------------
      Accrued payroll................................. $   708,799   $1,208,779
      Other...........................................     715,910    1,189,691
      Accrued insurance...............................   1,084,627    1,137,540
      Restaurant closing expenses.....................     913,560    1,073,559
      Unearned revenue................................     449,370      702,650
                                                       -----------   ----------
                                                       $ 3,872,266   $5,312,219
                                                       ===========   ==========

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES

5. Long-Term Debt

   Long-term debt consists of the following:

                                                     December 30,  December 31,
                                                         2001          2000
                                                     ------------  ------------
Finance agreements, collateralized by equipment,
 principal and interest due monthly through April
 2002, interest rates ranging from 6.8%--11.0%.....  $   755,542   $ 1,367,314
$1,000,000 promissory note with a bank
 collateralized by real property owned by the
 Company. Interest is payable monthly based on the
 Wall Street Journal published prime rate minus
 0.50%. Principal is payable monthly based on a 15
 year amortization with unpaid principal due April
 2002. The interest rates were 8.5% and 9.0% at
 December 30, 2001 and December 31, 2000,
 respectively......................................      842,000       882,000
$915,000 promissory note with a bank collateralized
 by real property owned by the Company. Interest
 was payable monthly based on the Wall Street
 Journal published prime rate minus 0.50%.
 Principal was payable monthly based on a 15 year
 amortization with unpaid principal due July 2001.
 The interest rates was 9.0% at December 31,
 2000..............................................           --       825,400
$700,000 promissory note with a bank collateralized
 by real property owned by the Company. Interest is
 payable monthly based on the Wall Street Journal
 published prime rate minus 0.50%. Principal is
 payable monthly based on a 15 year amortization
 with unpaid principal due November 2004. The
 interest rates were 8.5% and 9.0% at December 30,
 2001 and December 31, 2000, respectively..........      654,299       677,854
$655,000 promissory note collateralized by real
 property owned by the Company. Payments are $8,000
 monthly with unpaid principal due May 2008. The
 interest rate is fixed at 10.0%...................      570,869       608,261
$850,000 promissory note with a bank collateralized
 by equipment owned by the Company. Interest is
 payable monthly based on the Wall Street Journal
 published prime rate minus 0.50%. Principal
 payments of $14,167 are payable monthly through
 January 2003. The interest rates were 8.5% and
 9.0% at December 30, 2001 and December 31, 2000,
 respectively......................................       46,667       354,167
$447,500 promissory note with a bank collateralized
 by real property owned by the Company. Interest
 was payable monthly based on the one month LIBOR
 rate plus 2.25%. Principal was payable monthly
 based on a 12 year amortization with unpaid
 principal due November, 2001. The interest rates
 was 8.9362% at December 31, 2000..................           --       322,480
$453,000 promissory note with a bank collateralized
 by real property owned by the Company. Interest is
 payable monthly based on the prime rate plus 1%.
 Principal is payable $2,520 monthly with all
 unpaid principal due in August 2002. The interest
 rates were 5.75% and 10.5% at December 30, 2001
 and December 30, 2000, respectively...............      304,575       329,775
$540,000 non-interest bearing note, principal
 payable in variable monthly installments through
 December 2004. The balances are net of imputed
 interest of $28,227 and $47,583 at December 30,
 2001 and December 31, 2000, respectively, at 11%.
 The note is collateralized by a leasehold interest
 in certain property and fixed assets of the
 Company...........................................      153,936       191,520
$500,000 non-interest bearing note, principal
 payable in variable annual installments with a
 balloon payment due in the amount of $100,000 in
 September 2002, net of imputed interest of $9,327
 and $25,008 at December 30, 2001 and December 31,
 2000, respectively, at 9%. The note is
 collateralized by a leasehold interest in certain
 property and fixed assets of the Company..........       90,673       140,992
Finance agreement, collateralized by equipment,
 principal and interest due quarterly through
 October 2003, at 10% fixed interest rate..........      122,891            --
                                                     -----------   -----------
                                                       3,541,452     5,699,763
Less current portion...............................   (1,908,379)   (1,985,447)
                                                     -----------   -----------
                                                     $ 1,633,073   $ 3,714,316
                                                     ===========   ===========

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES

   The annual maturities of debt as of December 30, 2001 are as follows:

           2002........................................ $1,908,379
           2003........................................    450,244
           2004........................................    749,311
           2005........................................     55,690
           2006........................................     61,522
           Thereafter..................................    316,306
                                                        ----------
                                                        $3,541,452
                                                        ==========

   Shells was in compliance with loan covenants or had received appropriate waivers as of December 30, 2001.

6. Commitments and Contingencies

   Prior to January 1, 1995, Shells agreed to pay $520,000 and $540,000 over 10 year periods as inducements to obtain leases for certain restaurant sites. These amounts, net of interest imputed at 9% and 11%, respectively, have been recorded as prepaid rent and are being amortized over the terms of the leases. The $520,000 inducement was comprised of two notes, one for $20,000 which expired several years ago and one for $500,000 which expires in September 2002 with a final principal balloon payment of $91,000. The $540,000 note expires in December 2004 with annual principal payments of $59,000, $62,000 and $33,000 in 2002, 2003 and 2004, respectively.

   With the exception of three operating restaurants, Shells conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for Shells to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under all leases was $3,014,000, $4,591,000, and $4,767,000 which includes contingent rent of $209,000, $375,000, and $509,000 for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. The approximate future minimum aggregate rental payments under such operating leases as of December 30, 2001 are as follows:

           2002........................................  2,113,319
           2003........................................  1,697,741
           2004........................................  1,258,653
           2005........................................  1,045,894
           2006........................................    636,879
           Thereafter..................................  1,401,293
                                                        ----------
                                                        $8,153,779
                                                        ==========

   These leases expire at various dates through the year 2015 but contain renewal options for additional periods.

   Shells entered into an employment agreement with David W. Head, President and Chief Executive Officer that includes a salary of $242,000 per year. The term of the employment agreement is three years, and thereafter renews automatically on the respective one-year anniversary dates, unless either party provides notice

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES of intent not to renew. The agreement also provides for the grant of employee options to purchase 360,000 shares of common stock, which partially vest each month over a four-year period.

   In February 2001, the Board of Directors decided not to renew or extend any employment contracts existing at that time, including the employment contracts of then officers Warren R. Nelson, Arthur J. DeAngelis and Norma Karter.

   During 1996, Shells entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined ("royalty"), of each of the restaurants opened and continued to be operated by Shells at each of the six sites through the end of the initial terms of the respective leases. The base terms expire at various dates between 2003 and 2015. The royalty expense related to these restaurants was $110,000, $120,000, and $117,000 for Fiscal 2001, Fiscal 2000, and Fiscal
1999, respectively.

   Shells is subject to legal proceedings, claims and liabilities that arose in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

7. Minority Partner Interest

   Shells has a 51% equity interest in a joint venture partnership that owns and operates the Shells restaurant located in Melbourne, Florida. Shells entered into the joint venture partnership in March 1994 with WLH Investments, Inc., a corporation owned by the wife of our then President, who was a Director of Shells until February 2002. We have a 51% equity interest and WLH Investments has the remaining 49%. As a condition of the joint venture partnership, WLH Investments contributed $400,000 in capital on March 1, 1994. The profits, as defined in the joint venture agreement, of the joint venture partnership are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments, (ii) 100% of the next $60,000 is allocated to Shells, and (iii) any excess over the $120,000 is allocated 51% to Shells and 49% to WLH Investments. All losses are allocated in accordance with the ownership percentages.

   The joint venture partnership had profits of $458,000, $516,000, and $514,000 during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. The joint venture partnership paid us $180,000, $201,000, and $185,000 in management and license fees for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

   The joint venture agreement, which was effective March 1994, as amended March 1995, contains a purchase option for Shells to purchase the WLH Investments interest in the joint venture partnership, or conversely, for WLH Investments to put their interest in the joint venture partnership to Shells, for a purchase price of $750,000 payable by the issuance of our common stock having a value of $750,000. The option is exercisable at any time following the date our common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through December 30, 2001.

8. Stockholders' Equity

   Shells had a $1,000,000 line of credit available until January 31, 2001, which was re-extended to January 31, 2002 through Frederick R. Adler, its former chairman. As consideration for granting Shells a line of credit, the expiration date of certain then outstanding warrants to purchase common stock held by Mr. Adler or related parties was extended to January 31, 2002. In May 2001, our line of credit was withdrawn in view of

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES the closure of several restaurants and restructuring of Shells, as well as the inability to supply security for any borrowing at that time. Subsequently, the extended warrants were abandoned.

   Effective January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. The two investors in this financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing will be used for working capital.

   In connection with the financing, we issued to each of Shells Investment Partners and Banyon (i) a $1,000,000 secured promissory note due January 31, 2005 which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full and
(ii) a warrant to purchase 4,454,015 shares of our Common Stock, at an exercise price of $0.16 per share. The warrants are exercisable from January 31, 2003 to January 31, 2005.

9. Convertible Preferred Stock

   On October 24, 2001, Shells issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $668,620 of trade indebtedness by trade creditors of Shells. The shares were issued exclusively to "accredited investors" as defined in Rule 501(a) under the Securities Act. Shells did not receive any cash proceeds in connection with the issuance of the Series A Preferred Stock.

   Each share of Series A Preferred Stock is convertible by the holder, at any time commencing October 24, 2002, unless previously redeemed by Shells, into five shares of our common stock, par value $0.01 per share. The Series A Preferred Stock has a liquidation preference equal to $10.00 per share, plus any declared but unpaid dividends. Dividends on the Series A Preferred Stock, payable in cash at the rate of 5% of the Liquidation Value ($10.00) per annum, are payable annually, when, as and if declared by the Board of Directors of Shells out of funds legally available for the payment of dividends. Dividends on the Series A Preferred Stock are not cumulative.

10. Income Taxes

   The components of the provision (benefit) for income taxes for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 are as follows:

                                                 Fiscal Years Ended
                                        --------------------------------------
                                        December 30,  December 31, January 2,
                                            2001          2000        2000
                                        ------------  ------------ -----------
Federal
  Current.............................. $   (984,800)  $       --  $   540,000
  Deferred.............................           --   (2,218,000)  (1,905,000)
                                        ------------   ----------  -----------
                                            (984,800)  (2,218,000)  (1,365,000)
                                        ------------   ----------  -----------
State
  Current..............................      (16,615)          --       59,000
  Deferred.............................           --     (261,000)    (206,000)
                                        ------------   ----------  -----------
                                             (16,615)    (261,000)    (147,000)
                                        ------------   ----------  -----------
Tax asset valuation allowance..........           --    4,783,000           --
                                        ------------   ----------  -----------
                                        $ (1,001,415)  $2,304,000  $(1,512,000)
                                        ============   ==========  ===========

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES

   Our effective tax rate is composed of the following for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively:

                                   Fiscal Years Ended
                          ------------------------------------
                          December 30, December 31, January 2,
                              2001         2000        2000
                          ------------ ------------ ----------
Federal statutory rate..     (34.0)%      (34.0)%     (34.0)%
State income tax, net of
 federal benefit........      (3.5)        (3.5)       (3.5)
FICA tip credits........      (4.5)        (5.9)       (7.1)
Goodwill amortization...       5.0          1.0         1.7
Valuation allowance
 adjustment.............      17.4         68.3          --
Other...................      (5.3)         6.9         7.1
                             -----        -----       -----
                             (24.9)%       32.8 %     (35.8)%
                             =====        =====       =====

   During Fiscal 2001, Shells decreased the valuation allowance by $706,000. The valuation allowance reserves for all tax assets except those subject to recovery through carrybacks resulting from the Economic Stimulus Package. This new law, effective March 9, 2002 allows for the carry back of net operating losses for up to five years. This change in tax law is expected to provide Shells with a tax refund in Fiscal 2002 of approximately $850,000, which resulted in a significant portion of the reduction in the valuation allowance. As of December 30, 2001, a valuation allowance of $4,904,000 offset the deferred tax asset.

   As of December 30, 2001, Shells has net operating loss carryforwards for federal income tax purposes of approximately $2,800,000, which expire between Fiscal 2006 and Fiscal 2021. Shells also has approximately $1,668,000 of general business credits to carry forward, which expire by 2019. Shells had an ownership change in both Fiscal 1994 and Fiscal 1996 as defined by Internal Revenue Code Section 382, which limited a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $25,000 per year. Any portion of the $25,000 amount not utilized in any year will carry forward to the following year subject to the 15-year limitation on carryforward of net operating losses and credits. $1,828,000 of our net operating loss carryforwards and approximately $82,000 of credits are subject to the annual limitation.

   Effective January 31, 2002, Shells had an ownership change for tax purposes which will limit the use of Fiscal 2001 net operating loss and credit carry forwards for federal income tax purposes, as defined by Internal Revenue Code
Section 382, to approximately $80,000 per year.

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES

   Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

                                                    December 30, 2001
                                             --------------------------------
                                                           Non-
                                              Current    current     Total
                                             ---------- ---------- ----------
Basis difference in fixed assets and other
 assets..................................... $       -- $1,525,000 $1,525,000
Accrued liabilities.........................  1,002,000    492,000  1,494,000
Net operating loss carryforwards............         --  1,067,000  1,067,000
General business credits....................         --  1,668,000  1,668,000
                                             ---------- ---------- ----------
                                              1,002,000  4,752,000  5,754,000
Valuation allowance.........................                       (4,904,000)
                                                                   ----------
                                                                   $  850,000
                                                                   ==========


                                                    December 31, 2000
                                             --------------------------------
                                                           Non-
                                              Current    current     Total
                                             ---------- ---------- ----------
Basis difference in fixed assets and other
 assets..................................... $       -- $1,376,000 $1,376,000
Accrued liabilities.........................    638,000    644,000  1,282,000
Net operating loss carryforwards............             2,679,000  2,679,000
General business credits....................             1,128,000  1,128,000
                                             ---------- ---------- ----------
                                                638,000  5,827,000  6,465,000
Valuation allowance.........................                       (5,610,000)
                                                                   ----------
                                                                   $  855,000
                                                                   ==========


                                                     January 2, 2000
                                             --------------------------------
                                                           Non-
                                              Current    current     Total
                                             ---------- ---------- ----------
Basis difference in fixed assets and other
 assets..................................... $       -- $1,238,000 $1,238,000
Accrued liabilities.........................    562,000    697,000  1,259,000
Net operating loss carryforwards............               746,000    746,000
General business credits....................               743,000    743,000
                                             ---------- ---------- ----------
                                                562,000  3,424,000  3,986,000
Valuation allowance.........................                         (827,000)
                                                                   ----------
                                                                   $3,159,000
                                                                   ==========

11. Related Party Transactions

   Shells manages three restaurants pursuant to a management and license agreement, which became effective July 1993. These entities are deemed to be related parties based on our ability to influence the management and operating policies of the managed restaurants. Shells provides management services and licenses our proprietary information required to operate the restaurant for a management fee originally set at 6% of restaurant sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurants requirement to make third party royalty payments. The management agreements were amended in October 2001, reducing the management fee to 4% of restaurant sales until such time that cash flow for three consecutive months is at least 80% of the cash flow for the same respective periods in Fiscal 1999. The management fee then becomes 5% of sales. Furthermore, the management fee becomes 6% of sales when cash flow for three consecutive months is at least 90% of cash flow for the same respective periods in Fiscal 1999. Thereafter, the management fee remains fixed at 6% of sales. The management agreements outline

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES the respective owners ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories and working capital. A fourth restaurant is operated by Shells, for a management fee originally at 4%, which was modified to 2% in October 2001, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by management for Shells restaurants. The aggregate management fees earned under these agreements was approximately $271,000, $419,000, and $407,000 for Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

   Shells has also entered into option agreements with three of the licensees, effective July 1993, which were amended in August 1995 and October 2001, documenting the terms by which Shells can acquire the restaurants assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of our common stock at the prevailing market price. The option is exercisable by either party upon Shells averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through December 30, 2001.

   Effective March 23, 1999, Shells entered into a consulting agreement with Richard A. Mandell, a Director of our Board which required payment of $7,500 quarterly as compensation for consulting services. Additionally, Mr. Mandell was granted options to purchase 20,000 shares of our common stock at $2.00 per share, the market price on the date of grant. Mr. Mandell was paid $15,000, $27,500 and $15,000 for consulting services during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The agreement was cancelled in April 2001.

   Effective November 16, 1999, Frederick R. Adler, our former Chairman, extended a $1,000,000 line of credit to Shells until January 31, 2001. In consideration for this line of credit, 425,000 warrants to purchase common stock issued to The Adler Children Trust and 2001 Partners, L.P. scheduled to expire December 31, 1999, were extended until January 31, 2001. This line of credit was extended until January 31, 2002 along with the expiration date on the 425,000 warrants and also the expiration date on 323,333 additional warrants which were set to expire at various dates during both 2000 and 2001. There were no borrowings against this line of credit. In May 2001, the line of credit was withdrawn in view of the closure of several restaurants and restructuring of Shells, as well as the inability to supply security for any borrowings at that time. Subsequently, all the extended warrants were abandoned.

   Effective January 31, 2002, Shells raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. The two investors in the financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with Shells. Banyon is an entity associated with Philip R. Chapman, Chairman of our Board of Directors, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing will be used to meet our working capital requirements.

   In connection with the $2,000,000 financing, we issued to each of Shells Investment Partners and Banyon (i) a $1,000,000 secured promissory note due January 31, 2005 which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full and (ii) a warrant to purchase 4,454,015 shares of our Common Stock, at an exercise price of $0.16 per share. The warrants are exercisable from January 31, 2003 to January 31, 2005.

   Furthermore, as part of this financing, we entered into an Investor Rights Agreement, with the two investor groups and certain other stockholders. Pursuant to this agreement, the composition of our Board of Directors is fixed at seven members and each of Banyon and Shells Investment Partners are entitled to nominate three individuals to serve on our Board. This right will terminate with respect to each of Banyon and Shells Investment Partners on the earlier of
(i) the date that such entity, or any legal successors thereto, ceases

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES to own at least 13% of our issued and outstanding stock on a fully diluted basis or (ii) the date that all amounts due and payable under such entity's $1 million promissory note have been paid in full. Additionally, each of these investor groups and Frederick R. Adler and Philip R. Chapman, among others, have agreed to vote their shares, to cause these slated nominees to be elected to our Board of Directors.

   Banyon has initially appointed Philip R. Chapman, Richard A. Mandell and Christopher D. Illick, all who were then serving as directors of our company, as Banyon's nominees for election to the Board. Shells Investment Partners has initially nominated Thomas R. Newkirk, J. Stephen Gardner and John N. Giordano as its nominees for election to the Board. In addition, Messrs. Newkirk, Gardner and Giordano presently have been appointed directors of our company, to fill the vacancies existing on the Board. David W. Head, President, will continue to serve as the remaining Board member. Effective February 11, 2002, William Hattaway resigned from our Board. Mr. Mandell resigned from the Board on March 12, 2002.

12. Stock Compensation Plan

   On September 11, 1995, our Board of Directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of 10 years. The weighted average remaining contractual life for the options outstanding at December 30, 2001 for both plans is approximately seven years. The 1995 Employee Stock Option Plan, as amended, provides for the issuance of options to purchase up to a total of 840,000 shares. The 1996 Employee Stock Option Plan provides for the issuance of options to purchase a total of 101,000 shares.

   As of December 30, 2001, employee options to purchase 796,025 shares had been granted to employees and directors under the Employee Plan, 195,225 of which were exercisable. There were 11,001 shares purchased through the exercise of these options through 2001. The exercise prices of the outstanding options ranged from $0.20 to $5.75.

   On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan, as amended, authorized a total of 150,000 shares to be reserved for issuance under this director's compensation plan. Shells granted options to purchase 20,000, 20,000, and 14,000 shares during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively, at the market price on the date of grant. As of December 30, 2001, 68,000 options were outstanding, 40,000 of which were exercisable.

   Shells applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans; accordingly, no compensation cost has been recognized for our stock option plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the FASB Statement No. 123, "Accounting for Stock-Based Compensation", our net income (loss) and net income (loss) per share applicable to common stock on a pro forma basis would have been immaterial.

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES

   Option activity is summarized below:

                                                 Number                 Weighted
                                                   of        Option     Average
                                                 Shares       Price      Price
                                                --------  ------------- --------
Outstanding at January 3, 1999.................  360,793  $5.00--$11.00  $5.50
  Granted......................................  107,500     2.88--5.13   3.86
  Cancelled....................................  (31,250)    3.78--5.13   5.07
                                                --------
Outstanding at January 2, 2000.................  437,043    2.88--11.00   4.97
  Granted......................................  265,100     0.56--2.25   1.64
  Cancelled.................................... (225,051)    1.75--9.50   4.47
                                                --------
Outstanding at December 31, 2000...............  477,092    0.56--11.00   3.06
  Granted......................................  618,500     0.20--0.80   0.50
  Cancelled.................................... (231,567)   0.45--11.00   4.47
                                                --------
Outstanding at December 30, 2001...............  864,025  $0.20--$11.00  $1.36
                                                ========

13. Earnings (Loss) Per Share

   The following table represents the computation of basic and diluted earnings
(loss) per share of common stock as required by FASB Statement No. 128:

                                                Fiscal Years Ended
                                       --------------------------------------
                                       December 30,   December    January 2,
                                           2001       31, 2000       2000
                                       ------------  -----------  -----------
Net loss.............................. $(3,019,020)  $(9,331,615) $(2,714,188)
Weighted common shares outstanding....   4,454,015     4,454,015    4,454,015
Basic net loss per share of common
 stock................................ $     (0.68)  $     (2.10) $     (0.61)
Effect of dilutive securities:
Warrants..............................          --            --           --
Stock options.........................          --            --           --
                                       -----------   -----------  -----------
Diluted weighted common shares
 outstanding..........................   4,454,015     4,454,015    4,454,015
                                       -----------   -----------  -----------
Diluted net loss per share of common
 stock................................ $     (0.68)  $     (2.10) $     (0.61)
                                       ===========   ===========  ===========

   Diluted earnings per common share excludes anti-dilutive stock options and warrants of 29,000, 17,000, and 65,000 during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.

14. Provision For Impairment of Assets

   In accordance with FASB Statement No. 121, Shells identified certain long-lived assets as impaired. The impairment was recognized when the future undiscounted cash flows of certain assets were estimated to be less than the assets' related carrying value. As such, the carrying values were written down to our estimates of fair value based on the best information available making whatever estimates, judgments, and projections were deemed necessary.

   Shells recognized write-downs of $2,259,000, $3,978,000, and $4,595,000 during Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively. The write-down in Fiscal 2001 primarily related to the Midwest locations. The write-down in Fiscal 2000 related to eight restaurants, which were previously not written down as well as additional write-downs on the 11 properties that were deemed impaired as of January 2, 2000. The 1999 write-

                SHELLS SEAFOOD RESTAURANT, INC. AND SUBSIDIARIES down related to 11 restaurants. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants. We have closed all but four restaurants that were deemed to have been impaired.

15. Adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities"

   Shells chose early adoption of a new accounting standard, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which required that pre-opening and other start-up costs be expensed as incurred rather than capitalized. The adoption was made effective the beginning of Fiscal 1998. As a result of the adoption, Shells began reporting pre-opening costs as incurred and not through amortization expense over the subsequent 12-month period as was done historically.

16. Defined Contribution Plan

   Shells has a defined contribution plan which meets the requirements of
Section 401(k) of the Internal Revenue Code. All salaried employees of Shells with more than 90 days of service who are at least 21 years of age are eligible to participate in the plan. The plan allows for a discretionary matching contribution from Shells. Shells, which pays the plan expenses, has contributed $12,000 in discretionary contributions to date.

17. Advertising and Marketing

   Shells has incurred the following costs for television, radio, billboards and local store marketing:

                                                    Fiscal Years Ended
                                           ------------------------------------
                                           December 30, December 31, January 2,
                                               2001         2000        2000
                                           ------------ ------------ ----------
Advertising and marketing.................  $1,296,000   $3,953,000  $4,661,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On September 5, 2000, the Board of Directors voted to retain Kirkland, Russ, Murphy & Tapp P.A. as our independent accountants. We filed a current report on Form 8-K, Item 4, regarding a change in our certifying accountants as of September 13, 2000. The decision to engage Kirkland, Russ, Murphy & Tapp P.A. as our accountants was recommended by the Audit Committee of our Board of Directors and approved by the Board. During the two fiscal years and the subsequent interim period immediately prior to this engagement, we did not consult Kirkland, Russ, Murphy & Tapp P.A. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation SK of the federal securities laws.

   On September 13, 2000, Deloitte & Touche LLP was dismissed from its role as our independent accountants. This decision was recommended and approved by our Audit Committee and Board of Directors. Deloitte's reports on our financial statements for the years ended January 2, 2000 and December 31, 1998 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   In connection with the audits of our financial statements for each of the two fiscal years ended January 2, 2000 and December 31, 1998 and during the interim period preceding Deloitte's dismissal, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused them to make reference to the subject matter of the disagreement in connection with its report. At our request, Deloitte furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements in this and the immediately preceding paragraphs. A copy of that letter, dated September 19, 2000, was filed as an exhibit to the Form 8-K, which we filed with the SEC regarding our change of accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Proposal--Election of Directors" in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders, expected to be held on May 21, 2002, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The section entitled "Executive Compensation" in our Proxy Statement for the 2002 stockholders meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Beneficial Ownership of Common Stock" in our Proxy Statement for the 2002 stockholders meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in our Proxy Statement for the 2002 stockholders meeting is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

   (a) Financial Statements

   (1) and (2) See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

   (3) Exhibits
    Exhibits Nos. 10.4, 10.5, 10.6, 10.7, 10.53 and 10.54 are management contracts, compensatory plans or arrangements.

 Exhibits                              Description
 --------                              -----------
  3.1     Certificate of Incorporation*
  3.2     Agreement and Plan of Merger, dated March 31, 1996, by and between
          Shells Seafood Restaurants, Inc., a Delaware Corporation, and Shells
          Seafood Restaurant, Inc., a Florida Corporation. *
  3.3     By-laws.*
  3.4     Certificate of Designation.
  4.1     Specimen Common Stock Certificate.*
 10.1     Employment Agreement, dated May 18, 1993, between Warren R. Nelson and Shells Seafood Restaurants, Inc.*
 10.2     1996 Employee Stock Option Plan.*
 10.3     1995 Employee Stock Option Plan.*
 10.4     Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc.*
 10.5     1996 Stock Option Plan for Non-Employee Directors**
 10.6     First Amendment of Agreement and Plan of Merger, dated December 13,
          1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood
          Acquisition, Inc. and Shells, Inc.*
 10.7     Warrant Agreement, dated as of September 19, 1995, relating to
          Warrants to purchase 200,000 shares of Common Stock, adopted by the
          Board of Directors, of Shell Seafood Restaurants, Inc.*
 10.8     Joint Venture Agreement, dated March 1, 1994, between Shells of
          Melbourne, Inc. and WLH Investments, Inc.*
 10.9     First Amendment to Joint Venture Agreement, effective as of March 31,
          1995 between Shells of Melbourne, Inc. and WLH Investments, Inc.*
 10.10    Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint Venture and Shells Seafood Restaurants, Inc.*
 10.11    Management and License Agreement dated July 29, 1993, between Shells of Carrollwood Village, Inc. and Shells Seafood Restaurants, Inc., as
          amended.*
 10.12    Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc. and Shells Seafood Restaurants, Inc., as
          amended.*
 10.13    Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc., as
          amended.*
 10.14    Amended Option Agreement dated August 10, 1995 between Shells Seafood
          Restaurants, Inc. and Shells of Carrollwood Village, Inc.*

 Exhibits                              Description
 --------                              -----------
 10.15    Amended Option Agreement, dated August 11, 1995 between Shells
          Seafood Restaurants, Inc. and Shells of North Tampa, Inc.*
 10.16    Amended Option Agreement, dated August 16, 1995 by and between Shells
          Seafood Restaurants, Inc. and Shells of Sarasota South, Inc.*
 10.17    Agreement for Consulting and Management Services and Licensing of
          Service Marks, dated October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the Stipulation of
          Settlement dated December 2, 1994. *
 10.18    Asset Purchase Agreement, dated September 30, 1994 between Shells of
          St. Petersburg Beach, Inc. and the Bleckley Corporation.*
 10.19    Assignment Agreement, dated September 30, 1994 between Shells of St.
          Pete Beach, Inc. and the Bleckley Corporation.*
 10.20    Promissory Note in the initial principal amount of $540,000, dated
          September 30, 1994 by Shells of St. Pete Beach, Inc. for the benefit of the Bleckley Corporation.*
 10.21    Continuing and Unconditional Guaranty by Shells Seafood Restaurants,
          Inc. for the benefit of the Bleckley Corporation.*
 10.22    Security Agreement, dated September 30, 1995 between Shells of St.
          Pete Beach, Inc. and the Bleckley Corporation.*
 10.23    Assignment Agreement, dated November 1, 1993 between Shells of
          Countryside Square, Inc. and Clearwater Food Service, Inc.*
 10.24    Promissory Note in the initial principal amount of $500,000, dated
          November 1, 1993 by Shells of Countryside Square, Inc. for the
          benefit of Clearwater Food Service, Inc.*
 10.25    Form of Directors Indemnification Agreement.*
 10.26    Promissory Note in the principal amount of $453,000, dated September
          4, 1996 by Shells Seafood Restaurants, Inc. for the benefit of
          Huntington National Bank of Florida.**
 10.27    Agreement for the purchase and sale of leases, leasehold
          improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of
          Islands Florida LP**
 10.28    Equipment lease agreement between Captec and Shells Seafood
          Restaurants, Inc.**
 10.29    Loan agreement, dated January 15, 1998, between Shells Seafood
          Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $850,000.**
 10.30    Loan agreement, dated February 3, 1998, between Shells Seafood
          Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $1,000,000.**
 10.31    Purchase and Sale agreement, dated October 22, 1997, between Shells
          Seafood Restaurants, Inc. and Vicorp Restaurants, Inc.**
 10.32    First amendment to the Purchase and Sale agreement, dated October 22,
          1997, between Shells Seafood Restaurants, Inc. and Vicorp
          Restaurants, Inc.**
 10.33    Second amendment to the Purchase and Sale agreement, dated October
          22, 1997, between Shells Seafood Restaurants, Inc. and Vicorp
          Restaurants, Inc.**
 10.34    Asset Purchase and Sale agreement between Shells Seafood Restaurants,
          Inc. and Chi-Chi's, Inc. dated March 12, 1998**
 10.35    First amendment to the Asset Purchase and Sale agreement between
          Shells Seafood Restaurants, Inc. and Chi-Chi's, Inc.**
 10.36    Second amendment to the Asset Purchase and Sale agreement between
          Shells Seafood Restaurants, Inc. and Chi-Chi's, Inc.**

 Exhibits                              Description
 --------                              -----------
 10.37    Third amendment to the Asset Purchase and Sale agreement between
          Shells Seafood Restaurants, Inc. and Chi-Chi's, Inc.**
 10.38    Letter from Board of Directors, dated January 19, 2000, clarifying severance arrangement
 10.39    Notice of non-renewal of employment contracts, dated February 14,
          2001.
 10.40    Employment Agreement, dated April 2, 2001, between David W. Head and
          Shells Seafood Restaurants, Inc.**
 10.41    Letter Agreement, dated April 17, 2001, between Shells Seafood
          Restaurants, Inc. and Best Que, LLC and Famous Ribs, Inc. regarding transfer of three Midwest restaurants.
 10.42    Secured Promissory Note, dated January 18, 2002, between Shells
          Seafood Restaurants, Inc., and Best Que, LLC.
 10.43    Management and License Agreement, dated July 11, 2001, between Shells
          Seafood Restaurants, Inc. and Best Que, LLC.
 10.44    Letter, dated, January 18, 2002 between Shells Seafood Restaurants,
          Inc. and Best Que, LLC and The Lark Group, LLC, acknowledging agreement and terms.
 10.45    Assignment and Assumption of Lease, dated January 21, 2002 between
          Shells Seafood Restaurants, Inc. and Famous Dave's Ribs, Inc. with landlord consent.
 10.46    Termination Agreement, dated February 1, 2002, between Shells Seafood
          Restaurants, Inc. and Shoney's, Inc. regarding The Lark Group, LLC lease assignment.
 10.47    Abandonment of Warrants, dated November 2001, from Elizabeth A.
          Wertheimer, Catherine R. Adler, and Longview Partners, LP.
 10.48    Settlement Agreement and Mutual Release, dated December 3, 2001 between Northgate Square Cincinnati, LLC and Shells Seafood
          Restaurants, Inc.
 10.49    Installment Note, dated December 3, 2001, between Shells Seafood
          Restaurants, Inc. and Northgate Square Cincinnati, LLC.
 10.50    Second Amendment to Management and License Agreement, dated October
          4, 2001, between Shells Seafood Restaurants, Inc. and Shells of
          Sarasota South, Inc.
 10.51    Second Amendment to Management and License Agreement, dated October
          4, 2001, between Shells Seafood Restaurants, Inc. and Shells of North
          Tampa, Inc.
 10.52    Second Amendment to Management and License Agreement, dated October
          4, 2001, between Shells Seafood Restaurants, Inc. and Shells of
          Carrollwood Village, Inc.
 10.53    Securities Purchase Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed on the signature pages thereto, Shells Investment Partners, LLC and
          Banyon Investment, LLC.***
 10.54    Security Agreement, dated as of January 31, 2002, by and among Shells
          Seafood Restaurants, Inc., its subsidiaries listed in the signature pages thereto, Shells Investment Partners, LLC and Banyon Investment,
          LLC.***
 10.55    Investor Rights Agreement, dates as of January 31, 2002, among Shells
          Seafood Restaurants, Inc., Shells Investment Partners. LLC, Banyon
          Investment, LLC and the shareholders listed on Schedule I thereto.***
 10.56    Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Banyon Investment, LLC.***

 Exhibits                              Description
 --------                              -----------
 10.57    Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Shells Investment Partners, LLC.***
 10.58    Warrant to purchase 4,454,015 shares of Common Stock of Shells
          Seafood Restaurants, Inc., issued to Banyon Investment, LLC.***
 10.59    Warrant to purchase 4,454,015 shares of Common Stock of Shells
          Seafood Restaurants, Inc., issued to Shells Investment Partners,
          LLC.***
 11       Computation of Per Share Earnings.
 18       Deloitte & Touche letter regarding its concurrence with statements made by Shells regarding the dismissal as our principal accountant.**
 21       Subsidiaries of the Registrant.*
 99.1     Press release dated February 11, 2002 that relates to the $2,000,000 financing transaction effective on January 31, 2002.***

--------
* Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Registration Statement on Form S-1 (File No. 333-1600).
** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 10-K or 10-KA for the fiscal year ended December 31, 2000.
*** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated February 11, 2002.
    (b) Reports on Form 8-K

   Shells filed a current report on Form 8-K, Item 1, regarding a change of control related to a financing transaction and issuance of warrants dated February 11, 2002.

   (c) Exhibits

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHELLS SEAFOOD RESTAURANTS, INC.

Dated: March 27, 2002

                                                  /s/ Warren R. Nelson
                                          By: _________________________________
                                                Executive Vice President of
                                                          Finance,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                           Title                    Date
              ---------                           -----                    ----

        /s/ David W. Head              President and Chief            March 27, 2002
______________________________________  Executive Officer, Director
            David W. Head               (Chief Executive Officer)

       /s/ Warren R. Nelson            Executive Vice President of    March 27, 2002
______________________________________  Finance, Chief Financial
           Warren R. Nelson             Officer, Treasurer and
                                        Secretary
                                        (Chief Financial Officer)

      /s/ Philip R. Chapman            Chairman of the Board          March 27, 2002
______________________________________
          Philip R. Chapman

      /s/ J. Stephen Gardner           Director                       March 27, 2002
______________________________________
          J. Stephen Gardner

       /s/ John N. Giordano            Director                       March 27, 2002
______________________________________
           John N. Giordano

    /s/ Christopher D. Illick          Director                       March 27, 2002
______________________________________
        Christopher D. Illick

      /s/ Thomas R. Newkirk            Director                       March 27, 2002
______________________________________
          Thomas R. Newkirk