Form 10-Q
period 2002-03-31
SHELLS SEAFOOD RESTAURANTS INC
filed 2002-05-14
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.
                                20549


                             FORM 10-Q

_x__ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Quarterly Period Ended March
31, 2002
____ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period from
__________to __________

                    Commission File No. 0-28258

                   SHELLS SEAFOOD RESTAURANTS, INC.
     ------------------------------------------------------
    (Exact  name of registrant as specified in its charter)

          DELAWARE                                 65-0427966
--------------------------------        -----------------------------------
(State or other jurisdiction           (IRS) Employer Identification Number
of incorporation or organization)

      16313 North Dale Mabry Highway, Suite 100,  Tampa, FL 33618
      ------------------------------------------------------------
         (Address of principal executive offices) (zip code)

                            (813) 961-0944
            ---------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  x       No  ____

        Class                                Outstanding at May 13, 2002
Common stock, $0.01 par value	                             4,454,015
Preferred stock, $0.01 par value                              66,862

              SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                      Index



Part I - Financial Information						Page Number

     Item 1 - Financial Statements

		Consolidated Balance Sheets as of March 31, 2002
           (Unaudited) and December 30, 2001                             3

		Consolidated Statements of Income (Unaudited) for
             the 13 weeks ended March 31, 2002
             and April 1, 2001                                           4

		Consolidated Statements of Cash Flows (Unaudited)
            for the 13 weeks ended March 31, 2002
            and April 1, 2001                                            5

		Notes to Consolidated Financial Statements-(Unaudited)	 6

	Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

	Item 3 - Quantitative and Qualitative Disclosures
            About Market Risk                                            11

Part II - Other Information                                              12

Signatures                                                               13

                   SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                             March 31, 2002        December 30, 2001
                                          --------------------  ----------------------
ASSETS
Cash                                       $       3,331,314     $            969,680
Inventories                                          535,390                  457,610
Other current assets                                 474,367                   84,465
Receivables from related parties                      59,985                   78,137
Income tax refund receivable                         858,338                  898,338
                                          --------------------  ----------------------
     Total current assets                          5,259,394                2,488,230
Property and equipment, net                        7,950,763                8,106,500
Property held for sale, net                        1,022,060                1,022,060
Other assets                                         493,168                  549,492
Goodwill                                           2,629,054                2,680,603
                                          --------------------  ----------------------
TOTAL ASSETS                               $      17,354,439     $         14,846,885
                                          ====================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                           $       3,325,961     $          4,079,396
Accrued expenses                                   3,986,399                3,872,266
Sales tax payable                                    373,410                  207,913
Current portion of long-term debt                  2,113,500                1,908,379
                                          --------------------  ----------------------
     Total current liabilities                     9,799,270               10,067,954
Deferred rent                                      1,236,160                1,243,057
Long-term debt, less current portion               3,477,913                1,633,073
                                          --------------------  ----------------------
     Total liabilities                            14,513,343               12,944,084

Minority partner interest                            440,266                  427,642
                                          --------------------  ----------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value;
   authorized 2,000,000 shares;
   66,862 shares issued and outstanding                  669                      669
Common stock, $0.01 par value;
     authorized 20,000,000 shares;
     4,454,015 shares issued and
     outstanding                                      44,540                   44,540
Additional paid-in-capital                        14,240,576               14,240,576
Retained earnings (deficit)                      (11,884,955)             (12,810,626)
                                          --------------------  ----------------------
Total stockholders' equity                         2,400,830                1,475,159
                                          --------------------  ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      17,354,439     $         14,846,885
                                          ====================  ======================

                      See Notes to Consolidated Financial Statements.

                  SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           13 Weeks Ended
                                              ----------------------------------------
                                                 March 31, 2002       April 1, 2001
                                              -------------------   ------------------

REVENUES                                       $      14,128,869     $    21,654,590
                                              -------------------   ------------------
COST AND EXPENSES:
  Cost of revenues                                     4,669,777           8,143,679
  Labor and other related expenses                     4,095,418           6,455,549
  Other restaurant operating expenses                  3,032,825           4,598,244
  General and administrative expenses                    824,803           1,694,154
  Depreciation and amortization                          326,789             536,022
  Provision for impairment of assets                         -             1,582,137
  Provision for store closings                               -             1,333,271
                                              -------------------   ------------------
                                                      12,949,612          24,343,056
                                              -------------------   ------------------
INCOME (LOSS) FROM OPERATIONS                          1,179,257          (2,688,466)
                                              -------------------   ------------------
OTHER INCOME (EXPENSE):
  Interest expense                                      (195,842)           (186,786)
  Interest income                                          5,820               1,247
  Other expense, net                                         800             (65,739)
                                              -------------------   ------------------
                                                        (189,222)           (251,278)
                                              -------------------   ------------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
    PARTNER INTEREST AND INCOME TAXES                    990,035          (2,939,744)

ELIMINATION OF MINORITY PARTNER INTEREST                 (64,364)            (78,707)
                                              -------------------   ------------------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                          925,671          (3,018,451)

PROVISION FOR INCOME TAXES                                   -                   -
                                              -------------------   ------------------
NET INCOME (LOSS)                              $         925,671     $    (3,018,451)
                                              ===================   ==================
BASIC NET INCOME (LOSS) PER SHARE
   OF COMMON STOCK                             $            0.21     $         (0.68)
                                              ===================   ==================
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                            4,454,015           4,454,015
                                              ===================   ==================
DILUTED NET INCOME (LOSS) PER SHARE OF
   COMMON STOCK                                $            0.11     $         (0.68)
                                              ===================   ==================
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING                         8,451,979           4,454,015
                                              ===================   ==================




                     See Notes to Consolidated Financial Statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         13 Weeks Ended
                                            -----------------------------------------
                                               March 31, 2002         April 1, 2001
                                            -------------------    ------------------
OPERATING ACTIVITIES:
 Net income (loss)                           $         925,671      $     (3,018,451)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
  Provision for impairment of assets                       -               1,582,137
  Depreciation and amortization                        326,789               536,022
  Minority partner interest                             12,624                (6,293)
 Changes in assets and liabilities:
  (Increase) decrease in inventories                   (77,780)               66,672
  (Increase) decrease in receivables from
   related parties                                     (18,152)              123,539
  Increase in other assets                            (316,914)             (359,582)
  Decrease in prepaid rent                              12,600                12,600
  Decrease in income tax refunds receivable             40,000                   -
  Decrease in deferred tax asset                           -                 114,782
  Decrease in accounts payable                        (753,435)             (105,329)
  Increase in accrued expenses                         114,133               513,808
  Increase in sales tax payable                        165,497               164,619
  (Decrease) increase in deferred rent                  (6,897)               15,971
                                            -------------------    ------------------
 Total adjustments                                    (501,535)            2,658,946
                                            -------------------    ------------------
 Net cash provided by (used in) operating
  activities                                           424,136              (359,505)
                                            -------------------    ------------------
INVESTING ACTIVITIES:
  Proceeds from the sale of assets                         -                     -
  Purchase of property and equipment                  (112,463)             (340,310)
                                            -------------------    ------------------
  Net cash used in investing activities               (112,463)             (340,310)
                                            -------------------    ------------------

FINANCING ACTIVITIES:
  Proceeds from debt financing                       2,304,317               227,636
  Repayment of debt                                   (254,356)             (418,385)
                                            -------------------    ------------------
  Net cash provided by (used in)
   financing activities                              2,049,961              (190,749)
                                            -------------------    ------------------

  Net increase (decrease) in cash                    2,361,634              (890,564)

CASH AT BEGINNING OF PERIOD                            969,680             1,261,937
                                            -------------------    ------------------

CASH AT END OF PERIOD                        $       3,331,314      $        371,373
                                            ===================    ==================


Supplemental disclosure of cash flow
 information:
  Cash paid for interest                     $          88,637      $        188,786
  Cash refunds received for income taxes     $         (40,000)     $       (114,781)
  Note receivable on sale of assets          $         100,000      $            -



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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended December 30, 2001 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.

2.	EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share":



                                                   13 Weeks Ended
                                          March 31, 2002      April 1, 2001
                                          ----------------------------------
Net income (loss)applicable to
  common stock                            $      925,671     $   (3,018,451)
                                          ==================================
Weighted common shares outstanding             4,454,015          4,454,015
Basic net income (loss) per share
  of common stock                         $         0.21     $        (0.68)
Effect of dilutive securities:
    Warrants                                   3,915,618                -
    Stock options                                 82,346                -
                                          ----------------------------------
Diluted weighted common shares
  outstanding                                  8,451,979          4,454,015
                                          ----------------------------------
Diluted net income (loss) per share
  of common stock                         $         0.11     $        (0.68)
                                          ==================================



The earnings per share calculation excluded 630,894 options and warrants during the first quarter of 2002 as the exercise price of the options and warrants were greater than the average market price of the common shares. The earnings per share calculation for the first quarter of 2001 excluded all the outstanding options and warrants of 1,411,425 as the Company incurred a net loss.

Effective January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. The two investors in this financing were Shells Investment Partners, L.L.C. and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing are being used for working capital.

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

3.	NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is gains and losses) depends upon the intended use of the derivative and the resulting designation. Statement No. 133, as amended, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement No. 133 does not materially affect our consolidated financial statements.

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

                                                         13 Weeks Ended
                                            -----------------------------------------
                                               March 31, 2002        April 1, 2001
                                            --------------------   ------------------

REVENUES                                                 100.0%               100.0%
                                            --------------------   ------------------

COST AND EXPENSES:
   Cost of revenues                                       33.1%                37.6%
   Labor and other related expenses                       29.0%                29.8%
   Other restaurant operating expenses                    21.5%                21.2%
                                            --------------------   ------------------
   Total restaurant costs and expenses                    83.6%                88.6%
                                            --------------------   ------------------

   General and administrative expenses                     5.8%                 7.8%
   Depreciation and amortization                           2.3%                 2.5%
   Provision for impairment of assets                      0.0%                 7.3%
   Provision for store closings                            0.0%                 6.2%
                                            --------------------   ------------------
Income (loss) from operations                              8.3%               -12.4%
                                            --------------------   ------------------

Interest expense, net                                     -1.3%                -0.9%
Other expense, net                                         0.0%                -0.3%
Elimination of minority partner interest                  -0.5%                -0.4%
                                            --------------------   ------------------
Income (loss) before provision for taxes                   6.5%               -14.0%
Provision for income taxes                                 0.0%                 0.0%
                                            --------------------   ------------------
Net income (loss)                                          6.5%               -14.0%
                                            ====================   ==================


13 weeks ended March 31, 2002 and April 1, 2001

Revenues. Total revenues for the first quarter of 2002 were $14,129,000 as compared to $21,655,000 for the first quarter of 2001. The $7,526,000, or 34.8% decrease in revenues was due to the closing of six restaurants in the first quarter of 2001 and an additional 10 restaurants in the second and third quarters of 2001, and by a 14.2% decrease in comparable store sales. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 33.1% for the first quarter of 2002 from 37.6% for the first quarter of 2001. This decrease primarily was due to operations improvements and lower shrimp and crab costs. The Company is continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues decreased to 29.0% during the first quarter of 2002 as compared to 29.8% for the first quarter of 2001. This decrease was due to a decrease in employee turnover and a one-time nonrecurring charge in the first quarter of 2001 of $102,000 for severance pay primarily related to store closings in the Midwest.

Other restaurant operating expenses.   Other restaurant operating
expenses as a percentage of revenues increased to 21.5% for the first quarter of 2002 as compared with 21.2% for the first quarter of 2001. The increase primarily was due to operating inefficiencies related to lower sales volumes.

General and administrative expenses. General and administrative expenses of $825,000 or 5.8% of revenues for the first quarter of 2002 decreased from $1,694,000 or 7.8% of revenues for the first quarter of 2001. The decrease relates to the downsizing of administrative and supervisory staff in the second quarter of 2001 associated with the discontinuance of the Midwest operations along with a one-time nonrecurring charge of $150,000 for severance pay in the first quarter of 2001.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues decreased to 2.3% for the first quarter of 2002 from 2.5% in the first quarter of 2001. The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of asset impairments in the first and fourth quarters of 2001.

Provision for impairment of assets.   The Company recorded a
$1,582,000 charge in the first quarter 2001 relating to the write-down of impaired assets to the estimated fair value in accordance with Financial Accounting Standards Board Statement No. 121. The asset impairment charge related to 14 restaurants, 13 restaurants in the Midwest and one restaurant in Florida. The Company closed most of these under-performing units in the first seven months of 2001.

Provision for store closings.   The Company recorded a one-time charge
in the first quarter of 2001 of $1,333,000 relating to store closing
costs primarily related to restaurants in the Midwest.   The Midwest
restaurants were closed during the first and second quarters of 2001 due to poor operating results. Store closing costs consisted primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants were located.

Interest expense. The Company recorded a non-recurring charge of $106,000 in the first quarter of 2002 relating to the issuance of warrants on January 31, 2002 as part of the $2,000,000 financing transaction. Exclusive of the non-recurring charge, interest expense was $90,000 for the first quarter 2002 compared to $187,000 in the first quarter of 2001. The reduction was primarily related to debt repayments associated with stores closed in 2001.

Provision for income taxes. No provision for income taxes was recognized for the first quarter of 2002 or 2001.

Income (loss) from operations and net income (loss). As a result of the factors discussed above, the Company had income from operations of $1,179,000 for the first quarter of 2002 compared to a loss from operations of $2,688,000 for the first quarter of 2001. The Company had net income of $926,000 for the first quarter of 2002 compared to a net loss of $3,018,000 for the first quarter of 2001. Exclusive of nonrecurring charges of $106,000 and $3,167,000, first quarter 2002 and 2001 net income was $1,032,000 and $149,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's current liabilities of $9,799,000 exceeded its current assets of $5,259,000, resulting in a working capital deficiency of $4,540,000. In comparison, the December 30,
2001 working capital deficiency was $7,580,000.   The improvement in
the working capital deficiency is primarily related to the cash received from the $2,000,000 financing transaction and favorable operating results in the first quarter of 2002. The Company continues to be negatively impacted by the closure and ongoing divestiture of
its Midwest locations.    Such divestiture has had and, in the near
term, will continue to have an adverse affect on the Company's cash position. Historically, the Company has generally operated with minimal or negative working capital as a result of the investing of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the first quarter of 2002 was $424,000 as compared to cash used by operating activities of $360,000 for the first quarter of 2001. The net increase of $784,000 primarily was attributable to more favorable store operating results in first quarter 2002 versus 2001 which included nonrecurring costs to close the Midwest restaurants.

The cash used in investing activities decreased to $112,000 for the first quarter of 2002 from $340,000 for the first quarter of 2001, representing a net decrease of $228,000 due to a reduction in expenditures for capital improvements.

The cash provided by financing activities was $2,050,000 for the first quarter of 2002 compared to cash used in financing activities of $191,000 for the first quarter of 2001. The net increase of $2,241,000 was primarily due to the $2,000,000 financing transaction in January 2002.

In March 2002, the Economic Stimulus Package was signed into law. This program allows for, among other initiatives, the lengthening of the carry back period allowed for net operating losses from two years
to five years.     An income tax refund of approximately $850,000 is
expected in fiscal 2002, relating to taxes paid in fiscal years 1996 and 1997.

The Company has existing indebtedness with Colonial Bank (previously known as Manufacturers Bank of Florida) consisting of three notes with a total principal balance, as of March 30, 2002, of $1,537,000. The loans, which were used to finance the purchase of certain restaurant locations and equipment, are subject to compliance by the Company with specified financial covenants. The Company is not currently in compliance with certain of these covenants, and has received a covenant waiver from the bank until September 4, 2002. The Company expects to reduce the outstanding indebtedness owed to the bank with the proceeds from any sale of the financed properties.

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


Item 3. - Quantitative and Qualitative Disclosures About Market Risk The Company is exposed to market risk from changes in interest rates
on debt and changes in commodity prices.   The Company's exposure to
interest rate risk relates to its $1,836,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime lending rate to 100 basis points over the prime lending rate.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

	None

Item 2 - Changes in Securities and Use of Proceeds

	None

Item 3 - Defaults Upon Senior Securities

		The Company has existing indebtedness with Colonial Bank (previously known as Manufacturers Bank of Florida) consisting of three notes with a total principal balance, as of March 30, 2002, of $1,537,000. The loans, which were used to finance the purchase of certain restaurant locations and equipment, are subject to compliance by the Company with specified financial covenants. The Company is not currently in compliance with certain of these covenants, and has received a covenant waiver from the bank until September 4, 2002. The Company expects to reduce the outstanding indebtedness owed to the bank with the proceeds from any sale of the financed properties.


Item 4 - Submission of Matters to a Vote of Security Holders

	None

Item 5 - Other Information

	None

Item 6 - Exhibits and Reports on Form 8-K

	The Company filed a current report on Form 8-K, Item 1, regarding a change of control related to the $2,000,000 financing transaction and issuance of warrants.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SHELLS SEAFOOD RESTAURANTS, INC.
                                        (Registrant)



                              /s/ David W.Head
Date    May 13, 2002          David W. Head
                              President and
                                 Chief Executive Officer



                              /s/ Warren R. Nelson
Date   May 13, 2002           Warren R. Nelson
                              Executive Vice President and
                                 Chief Financial Officer