Form 10-Q
period 2002-06-30
SHELLS SEAFOOD RESTAURANTS INC
filed 2002-08-14
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

__x__  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002
____   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Transition Period from ______to ______

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

           16313 North Dale Mabry Highway, Suite 100,  Tampa, FL 33618
           -----------------------------------------------------------
                (Address of principal executive offices) (zip code)

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

       Class                                 Outstanding at August 14, 2002
----------------------------------           --------------------------------
Common stock, $0.01 par value                            4,454,015
Preferred stock, $0.01 par value                            66,862

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                       Index



Part I - Financial Information				Page Number

    Item 1 - Financial Statements

          Consolidated Balance Sheets as of
            June 30, 2002 (Unaudited)
            and December 30, 2001                              3

          Consolidated Statements of Income (Unaudited)
            for the 13 and 26 weeks ended June 30, 2002
            and July 1, 2001                                   4

          Consolidated Statements of Cash Flows(Unaudited)
            for the 26 weeks ended June 30, 2002 and
            July 1, 2001                                       5

          Notes to Consolidated Financial
            Statements - (Unaudited)                           6

    Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations        8-10

    Item 3 - Quantitative and Qualitative Disclosures
          About Market Risk                                    12

Part II - Other Information                                    13

Signatures                                                     14

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                          June 30, 2002       December 30, 2001
                                       ------------------   ---------------------
ASSETS
Cash                                    $      2,627,542     $          969,680
Inventories                                      503,484                457,610
Other current assets                             463,540                 84,465
Receivables from related parties                  48,124                 78,137
Income tax refund receivable                   1,177,411                898,338
                                       ------------------   ---------------------
   Total current assets                        4,820,101              2,488,230
Property and equipment, net                    7,799,318              8,106,500
Property held for sale, net                          -                1,022,060
Other assets                                     479,124                549,492
Goodwill                                       2,577,505              2,680,603
                                       ------------------   ---------------------
TOTAL ASSETS                            $     15,676,048     $       14,846,885
                                       ==================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $      2,439,623     $        4,079,396
Accrued expenses                               3,737,332              3,872,266
Sales tax payable                                254,034                207,913
Current portion of long-term debt              1,168,517              1,908,379
                                       ------------------   ---------------------
   Total current liabilities                   7,599,506             10,067,954
Deferred rent                                  1,228,930              1,243,057
Long-term debt, less current portion           3,346,813              1,633,073
                                       ------------------   ---------------------
   Total liabilities                          12,175,249             12,944,084

Minority partner interest                        440,579                427,642
                                       ------------------   ---------------------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value;
 authorized 2,000,000 shares;
 66,862 shares issued and outstanding                669                    669
Common stock, $0.01 par value;
 authorized 20,000,000 shares;
 4,454,015 shares issued and
 outstanding                                      44,540                 44,540
Additional paid-in-capital                    14,240,576             14,240,576
Retained earnings (deficit)                  (11,225,565)           (12,810,626)
                                       ------------------   ---------------------
   Total stockholders' equity                  3,060,220              1,475,159
                                       ------------------   ---------------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $     15,676,048     $       14,846,885
                                       ==================   =====================

                 See notes to consolidated financial statements.

                  SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   13 Weeks Ended                       26 Weeks Ended
                                                           ----------------------------------   ----------------------------------
                                                            June 30, 2002       July 1, 2001     June 30, 2002       July 1, 2001
                                                           ---------------     --------------   ---------------     --------------
REVENUES                                                    $  12,508,630       $  4,997,727     $  26,637,499       $ 36,652,317
                                                           ---------------     --------------   ---------------     --------------
COST AND EXPENSES:
   Cost of revenues                                             4,244,906          5,685,237         8,914,683         13,828,916
   Labor and other related expenses                             3,743,467          4,563,775         7,838,885         11,019,324
   Other restaurant operating expenses                          2,682,438          2,962,983         5,715,263          7,561,227
   General and administrative expenses                            962,831          1,077,894         1,787,634          2,772,048
   Depreciation and amortization                                  330,715            418,437           657,504            954,459
   Provision for impairment of assets                                 -                  -                 -            1,582,137
   Provision for store closings                                       -                  -                 -            1,333,271
                                                           ---------------     --------------   ---------------     --------------
                                                               11,964,357         14,708,326        24,913,969         39,051,382
                                                           ---------------     --------------   ---------------     --------------
INCOME (LOSS) FROM OPERATIONS                                     544,273            289,401         1,723,530         (2,399,065)
                                                           ---------------     --------------   ---------------     --------------
OTHER INCOME (EXPENSE):
   Interest expense                                              (127,936)          (131,021)         (323,778)          (317,807)
   Interest income                                                 10,290                463            16,110              1,710
   Other expense, net                                             (28,082)           (14,775)          (27,282)           (80,514)
                                                           ---------------     --------------   ---------------     --------------
                                                                 (145,728)          (145,333)         (334,950)          (396,611)
                                                           ---------------     --------------   ---------------     --------------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
     PARTNER INTEREST AND INCOME TAXES                            398,545            144,068         1,388,580         (2,795,676)

ELIMINATION OF MINORITY PARTNER INTEREST                          (57,532)           (36,902)         (121,896)          (115,609)
                                                           ---------------     --------------   ---------------     --------------
INCOME (LOSS) BEFORE BENEFIT FROM INCOME TAXES                    341,013            107,166         1,266,684         (2,911,285)

BENEFIT FROM INCOME TAXES                                         318,377                -             318,377                -
                                                           ---------------     --------------   ---------------     --------------
NET INCOME (LOSS)                                           $     659,390       $    107,166     $   1,585,061       $ (2,911,285)
                                                           ===============     ==============   ===============     ==============
BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK           $        0.15       $       0.02     $        0.36       $      (0.65)
                                                           ===============     ==============   ===============     ==============
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING                                   4,454,015          4,454,015         4,454,015          4,454,015
                                                           ===============     ==============   ===============     ==============
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK         $        0.06       $       0.02     $        0.16       $      (0.65)
                                                           ===============     ==============   ===============     ==============
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING                                  11,194,642          4,633,009         9,789,563          4,454,015
                                                           ===============     ==============   ===============     ==============

           See notes to consolidated financial statements.

              SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       26 Weeks Ended
                                              ----------------------------------
                                               June 30, 2002       July 1, 2001
                                              ---------------    ---------------
OPERATING ACTIVITIES:
  Net income (loss)                            $   1,585,061      $  (2,911,285)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
    Provision for impairment of assets                   -            1,582,137
    Depreciation and amortization                    657,503            954,460
    Loss (gain) on sale of assets                      2,616             (5,249)
    Minority partner interest                         12,937            (36,891)
  Changes in assets and liabilities:
    (Increase) decrease in inventories               (45,874)           403,201
    (Increase) decrease in other assets             (219,836)           289,539
    Decrease in prepaid rent                          25,200             25,200
    Increase in income tax refunds receivable       (279,073)               -
    Decrease in deferred tax asset                       -              228,061
    (Decrease) increase in accounts payable       (1,639,773)         1,361,872
    Decrease in accrued expenses                    (264,984)          (385,757)
    Increase (decrease) in sales tax payable          46,121            (63,729)
    Decrease in deferred rent                        (14,127)          (527,998)
                                              ---------------    ---------------
  Total adjustments                               (1,719,290)         3,824,846
                                              ---------------    ---------------
  Net cash (used in) provided by operating
    activities                                      (134,229)           913,561
                                              ---------------    ---------------
INVESTING ACTIVITIES:
  Proceeds from the sale of assets, net            1,091,324          1,089,421
  Purchase of property and equipment                (252,151)          (488,400)
                                              ---------------    ---------------
  Net cash provided by investing activities          839,173            601,021
                                              ---------------    ---------------
FINANCING ACTIVITIES:
  Proceeds from debt financing                     2,304,317            227,636
  Repayment of debt                               (1,351,399)        (1,744,981)
                                              ---------------    ---------------
  Net cash provided by (used in)financing
    activities                                       952,918         (1,517,345)
                                              ---------------    ---------------
  Net increase (decrease) in cash                  1,657,862             (2,763)

CASH AT BEGINNING OF PERIOD                          969,680          1,261,937
                                              ---------------    ---------------
CASH AT END OF PERIOD                          $   2,627,542      $   1,259,174
                                              ===============    ===============
Supplemental disclosure of cash flow
  information:
  Cash paid for interest                       $     289,692      $     579,751
  Cash refunds received for income taxes       $      40,000      $     211,283
  Note receivable on sale of assets            $     100,000      $         -

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

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share":

                                                      --------------------------------------------------------------
                                                              13 Weeks Ended                  26 Weeks Ended
                                                      ------------------------------  ------------------------------
                                                       June 30, 2002   July 1, 2001    June 30, 2002   July 1, 2001
                                                      ------------------------------  ------------------------------
Net income (loss) applicable to common stock           $     659,390   $    107,166    $   1,585,061   $(2,911,285)
                                                      ==============================  ==============================

Weighted common shares outstanding                         4,454,015      4,454,015        4,454,015     4,454,015
Basic net income (loss) per share of common stock      $        0.15   $       0.02    $        0.36   $     (0.65)
Effect of dilutive securities:
    Warrants                                               6,344,568            -          5,110,959           -
    Stock options                                            396,059        178,994          224,589           -
                                                      ------------------------------  ------------------------------
Diluted weighted common shares outstanding                11,194,642      4,633,009        9,789,563     4,454,015
                                                      ------------------------------  ------------------------------
Diluted net income (loss) per share of common stock    $        0.06   $       0.02    $        0.16   $     (0.65)
                                                      ==============================  ==============================

The earnings per share calculations excluded warrants and options to purchase an aggregate of 310,827 and 1,011,858 shares of common stock during the 13 weeks ended June 30, 2002 and July 1, 2001, respectively, and warrants and options to purchase an aggregate of 2,193,248 and 1,587,358 shares of common stock during the 26 weeks ended June 30, 2002 and July 1, 2001, respectively, as the exercise price of the warrants and options were greater than the average market price of the common shares.

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

                                                    13 Weeks Ended                       26 Weeks Ended
                                           ---------------------------------    ---------------------------------
                                            June 30, 2002      July 1, 2001      June 30, 2002      July 1, 2001
                                           ---------------    --------------    ---------------    --------------
REVENUES                                            100.0%            100.0%             100.0%            100.0%
                                           ---------------    --------------    ---------------    --------------

COST AND EXPENSES:
  Cost of revenues                                   33.9%             37.9%              33.4%             37.7%
  Labor and other related expenses                   29.9%             30.4%              29.4%             30.1%
  Other restaurant operating expenses                21.4%             19.8%              21.4%             20.6%
                                           ---------------    --------------    ---------------    --------------
  Total restaurant costs and expenses                85.2%             88.1%              84.2%             88.4%
                                           ---------------    --------------    ---------------    --------------

  General and administrative expenses                 7.7%              7.2%               6.7%              7.6%
  Depreciation and amortization                       2.6%              2.8%               2.6%              2.6%
  Provision for impairment of assets                  0.0%              0.0%               0.0%              4.3%
  Provision for store closings                        0.0%              0.0%               0.0%              3.6%
                                           ---------------    --------------    ---------------    --------------
Income (loss) from operations                         4.5%              1.9%               6.5%             -6.5%
                                           ---------------    --------------    ---------------    --------------

Interest expense, net                                -1.0%             -0.9%              -1.1%             -0.9%
Other expense, net                                   -0.2%             -0.1%              -0.1%             -0.2%
Elimination of minority partner interest             -0.5%             -0.2%              -0.5%             -0.3%
                                           ---------------    --------------    ---------------    --------------
Income (loss) before benefit from taxes               2.8%              0.7%               4.8%             -7.9%
Benefit from income taxes                             2.5%              0.0%               1.2%              0.0%
                                           ---------------    --------------    ---------------    --------------
Net income (loss)                                     5.3%              0.7%               6.0%             -7.9%
                                           ---------------    --------------    ---------------    --------------


13 weeks ended June 30, 2002 and July 1, 2001

Revenues. Total revenues for the second quarter of 2002 were $12,509,000 as compared to $14,998,000 for the second quarter of 2001, a $2,489,000, or 16.6% decrease. Same store sales for the second quarter of 2002 were 11.1% below the comparable period in 2001 due to declines in both check average and customer counts. The Company discontinued its Midwest operations in April 2001, with the closure of nine units. The Company operated 29 restaurants as of the second quarter ended June 30, 2002 versus 30 restaurants at the comparable period ended in 2001. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 33.9% for the second quarter of 2002 from 37.9% for the second quarter of 2001. This decrease was due primarily to lowered protein costs, mostly shrimp and crab, greater focus on in-store cost control, and implementation of a new menu, which spotlights more favorable margin items. The Company is continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues, both in absolute dollars and as a percentage of revenues.
Labor and other related expenses.

Labor and other related expenses as a percentage of revenues decreased to 29.9% during the second quarter of 2002 as compared to 30.4% for the second quarter of 2001. This decrease was primarily attributable to a reduction in hourly labor costs, as related to revenues.

Other restaurant operating expenses.   Other restaurant operating expenses as
a percentage of revenues increased to 21.4% for the second quarter of 2002 as compared with 19.8% for the second quarter of 2001. The increase primarily was due to increased media advertising and local store marketing costs.

General and administrative expenses. General and administrative expenses as a percentage of revenues increased to 7.7% for the second quarter of 2002 as compared with 7.2% for the second quarter of 2001. This increase was primarily due to a second quarter of 2002 increase in salaries for additional full-time staff along with an increase in consulting fees relating to the Company's strategic initiatives and marketing plan development.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues were 2.6% and 2.8% for the second quarter of 2002 and 2001, respectively.

Benefit from income taxes. A benefit from income taxes was recognized for the second quarter of 2002 of $318,000 compared to no benefit for the same quarter in 2001. The increase relates to the applicable portion of a refund application to recover tax payments of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

Income from operations and net income. As a result of the factors discussed above, income from operations was $544,000 for the second quarter of 2002 compared to $289,000 for the second quarter of 2001. Net income was $659,000 for the second quarter of 2002 compared to $107,000 for the second quarter of 2001. Exclusive of the non-recurring benefit from income taxes, the Company's net income for the second quarter of 2002 was $341,000.


26 weeks ended June 30, 2002 and July 1, 2001

Revenues. Total revenues for the 26 weeks ended June 30, 2002 were $26,637,000 as compared to $36,652,000 for the 26 weeks ended July 1, 2001. The $10,015,000 or 27.3% decrease primarily was due to the discontinuation of operations in 15 restaurants, 14 of which were Midwest units, during the 26 weeks ending July 1, 2001. Same store sales decreased 12.7% compared to the same period in 2001 due to declines in both check average and customer counts.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 33.4% for the 26 weeks ended June 30, 2002 from 37.7% for the same period in 2001. This decrease primarily was due to lower protein costs and the effect of our new menu that has generated improvements in margins.

Labor and other related expenses. Labor and other related expenses decreased to 29.4% as a percentage of revenues for the 26 weeks ended June 30, 2002 as compared to 30.1% for the same period in 2001. This decrease was primarily attributable to a decrease in hourly labor partially offset by an increase in manager wages.

Other restaurant operating expenses. Other restaurant operating expenses increased to 21.4% as a percentage of revenues for the 26 weeks ended June 30, 2002 as compared with 20.6% for the same period in 2001. The increase was primarily related to an increase in media advertising and local store marketing costs.

General and administrative expenses. General and administrative expenses decreased to 6.7% as a percentage of revenues for the 26 weeks ended June 30, 2002 as compared with 7.6% for the same period in 2001. This decrease was primarily attributable to reductions in legal and professional expenses. Also included in 2001is a one-time nonrecurring charge of $150,000 for severance pay related to reorganization and downsizing of administrative and supervisory staff.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues was 2.6% for the 26 weeks ended June 30, 2002 and July 1, 2001.

Provision for impairment of assets.   The Company recorded a $1,582,000
charge in the 26 weeks ended July 1, 2001 relating to the write-down of impaired assets to their estimated fair value in accordance with FASB Statement No. 121. The asset impairment charge related to the discontinuation of Midwest operations as well as reserving for certain under-performing Florida units.

Provision for store closings.   The Company recorded a one-time charge of
$1,333,000 relating to store closing costs primarily from the Midwest restaurant closures during the 26 weeks ended July 1, 2001. Store closing costs consist primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants are located.

Interest expenses, net. The Company recorded a non-recurring charge of $106,000 in the first quarter of 2002 relating to the issuance of warrants on January 31, 2002 as part of the previously reported $2,000,000 financing transaction. Exclusive of the non-recurring charge, net interest expense was $201,000 for the 26 weeks ending June 30, 2002 compared to $316,000 in the comparable period in 2001. The reduction was primarily related to debt repayments associated with store closures in 2001 and related property dispositions through 2002.

Benefit from income taxes. A benefit from income taxes of $318,000 was recognized in the 26 weeks ended June 30, 2002 compared to no benefit for the same period in 2001. The increase relates to a refund application to recover tax payments of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

Income (loss) from operations and net income (loss). As a result of the factors discussed above, the Company's income from operations was $1,724,000 for the 26 weeks ended June 30, 2002 compared to a loss from operations of $2,399,000 for the 26 weeks ended July 1, 2001. Exclusive of the provisions for impairment of assets and store closings, the Company's income from operations was $516,000 for the 26 weeks ended July 1, 2001. The Company's net income for the 26 weeks ended June 30, 2002 was $1,585,000 compared to a net loss of $2,911,000 in the same period in 2001. Exclusive of the income tax benefit and interest expense on warrants, the Company's net income was $1,373,000 for the 26 weeks ended June 30, 2002. Exclusive of the provisions for impairment of assets and store closings, the Company's net income was $4,000 for the 26 weeks ended July 1, 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's current liabilities of $7,600,000 exceeded its current assets of $4,820,000, resulting in a working capital deficiency of $2,780,000. In comparison, the December 30, 2001 working capital
deficiency was $7,580,000.   The improvement in the working capital
deficiency is primarily related to the cash received from the previously reported $2,000,000 financing transaction, which closed in the first quarter of 2002, and favorable operating results in the first and second quarters of 2002. In addition, as a result of the Economic Stimulus Package signed into law in March 2002, the Company recognized an income tax benefit in the fourth quarter of 2001 and the second quarter of 2002. A federal income tax refund of $1,176,000 for taxes paid in fiscal years 1996 and 1997 was received in July 2002.

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

Cash used by operating activities for the 26 weeks ended June 30, 2002 was $134,000 compared to cash provided by operating activities of $914,000 for the comparable period in 2001. The net decrease of $1,048,000 primarily was attributable to the payoff of accounts payable and accrued expenses during 2002 compared to 2001.

The cash provided by investing activities increased to $839,000 for the 26 weeks ended June 30, 2002 from $601,000 for the same period in 2001, representing a net increase of $238,000 due to a reduction in expenditures for capital improvements.

The cash provided by financing activities was $953,000 for the 26 weeks ending June 30, 2002 compared to cash used in financing activities of $1,517,000 for the comparable period in 2001. The net increase of $2,470,000 was primarily due to the $2,000,000 financing transaction in January 2002.

The Company has existing indebtedness with Colonial Bank (previously known as Manufacturers Bank of Florida) consisting of two notes with a total principal balance, as of June 30, 2002, of $669,000. The loans, which were used to finance the purchase of a restaurant location and certain equipment, are subject to compliance by the Company with specified financial covenants. The Company is not currently in compliance with certain of these covenants, and has received a covenant waiver from the bank until September 4, 2002.

The Company has existing indebtedness with SunTrust Bank consisting of one note with a total principal balance, as of June 30, 2002, of $292,000. The loan, which was used to finance the purchase of a restaurant location, matured on August 4, 2002 and a 30-day extension has been requested to complete refinancing arrangements.


SEASONALITY

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter-to-quarter operating results due primarily to its high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S., the health of Florida's economy and the effect of world events in general and on the tourism industry in particular. The Company's restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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


Item 3. - Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates on debt
and changes in commodity prices.   The Company's exposure to interest rate
risk relates to its $961,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime lending rate to 100 basis points over the prime lending rate.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities and Use of Proceeds

     None

Item 3 - Defaults Upon Senior Securities

     The Company has existing indebtedness with Colonial Bank (previously known as Manufacturers Bank of Florida), consisting of two notes with a total principal balance, as of June 30, 2002, of $669,000. The loans, which were used to finance the purchase of a restaurant location and certain equipment, are subject to compliance by the Company with specified financial covenants. The Company is not currently in compliance with certain of these covenants, and has received a covenant waiver from the bank until September 4, 2002.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 21, 2002, the stockholders voted to adopt the 2002 Equity Incentive Plan allowing for grants of options to purchase up to 1,850,000 shares of Common Stock. The adoption of the 2002 Equity Incentive Plan was approved by the vote of 1,668,074 shares for, 531,438 shares against, 10,009 shares abstaining and 1,586,155 shares representing shares not voted and broker non-votes.

In addition, at the Annual Meeting of Stockholders held on May 21, 2002, the following directors were nominated and elected by the votes indicated:

Philip R. Chapman:  3,584,162 For, 211,514 Against or Withheld, 0 Abstaining
J. Stephen Gardner: 3,584,262 For, 211,414 Against or Withheld, 0 Abstaining John N. Giordano: 3,584,162 For, 211,514 Against or Withheld, 0 Abstaining Michael R. Golding: 3,584,162 For, 211,514 Against or Withheld, 0 Abstaining David W. Head: 3,584,062 For, 211,614 Against or Withheld, 0 Abstaining Christopher D. Illick:3,584,262 For, 211,414 Against or Withheld, 0 Abstaining
Thomas R. Newkirk:  3,584,262 For, 211,414 Against or Withheld, 0 Abstaining


Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SHELLS SEAFOOD RESTAURANTS, INC.
          (Registrant)



/s/ David W. Head                         August 14, 2002
David W. Head
President and Chief Executive Officer



/s/ Warren R. Nelson                      August 14, 2002
Warren R. Nelson
Executive Vice President and Chief Financial Officer