Form 10-Q
period 2002-09-29
SHELLS SEAFOOD RESTAURANTS INC
filed 2002-11-13
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q

__xx__Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 29, 2002
__   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period from ________to _______

                        Commission File No. 0-28258
                        ---------------------------

                        SHELLS SEAFOOD RESTAURANTS, INC.
                        --------------------------------
          (Exact name of registrant as specified in its charter)

         DELAWARE                          65-0427966
--------------------------------    ---------------------------------
(State or other jurisdiction       (IRS)Employer Identification Number
 of incorporation or organization)

         16313 North Dale Mabry Highway, Suite 100,  Tampa, FL 33618
         -----------------------------------------------------------
               (Address of principal executive offices) (zip code)

                               (813) 961-0944
                                -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_ No__

Class						Outstanding at November 13, 2002
--------------------------------    ---------------------------------
Common stock, $0.01 par value	                        4,454,015
Preferred stock, $0.01 par value                         66,862

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                     Index



Part I - Financial Information				Page Number

   Item 1 - Financial Statements

       Consolidated Balance Sheets as of
         September 29, 2002 (Unaudited)
         and December 30, 2001                                 3

       Consolidated Statements of Income (Unaudited)
         for the 13 and 39 weeks ended September 29, 2002
         and September 30, 2001                                4

       Consolidated Statements of Cash Flows (Unaudited)
         for the 39 weeks ended September 29, 2002 and
         September 30, 2001                                    5

       Notes to Consolidated Financial
         Statements - (Unaudited)                              6

     Item 2 - Management's Discussion and Analysis
       of Financial Condition and Results of Operations        8-10

     Item 3 - Quantitative and Qualitative Disclosures
       About Market Risk                                       12

     Item 4 - Controls and Procedures                          12

Part II - Other Information                                    13

Signatures                                                     14

Certifications                                                 15-16

                     SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                 September 29, 2002    December 30, 2001
                                                --------------------  -------------------
ASSETS
Cash                                             $        2,528,296    $         969,680
Inventories                                                 385,418              457,610
Other current assets                                        436,258               84,465
Receivables from related parties                             50,432               78,137
Income tax refund receivable                                  9,311              898,338
                                                --------------------  -------------------
   Total current assets                                   3,409,715            2,488,230
Property and equipment, net                               7,707,857            8,106,500
Property held for sale, net                                     -              1,022,060
Other assets                                                486,847              549,492
Goodwill                                                  2,525,956            2,680,603
                                                --------------------  -------------------
TOTAL ASSETS                                     $       14,130,375    $      14,846,885
                                                ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                 $        2,214,077    $       4,079,396
Accrued expenses                                          3,487,015            3,872,266
Sales tax payable                                           185,416              207,913
Current portion of long-term debt                         1,011,747            1,908,379
                                                --------------------  -------------------
   Total current liabilities                              6,898,255           10,067,954
Deferred rent                                             1,112,477            1,243,057
Long-term debt, less current portion                      3,233,215            1,633,073
                                                --------------------  -------------------
Total liabilities                                        11,243,947           12,944,084

Minority partner interest                                   431,564              427,642
                                                --------------------  -------------------


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized
   2,000,000 shares; 66,862 shares issued
   and outstanding                                              669                  669
Common stock, $0.01 par value; authorized
   20,000,000 shares; 4,454,015 shares issued
   and outstanding                                           44,540               44,540
Additional paid-in-capital                               14,240,576           14,240,576
Retained earnings (deficit)                             (11,830,921)         (12,810,626)
                                                --------------------  -------------------
   Total stockholders' equity                             2,454,864            1,475,159
                                                --------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $       14,130,375    $      14,846,885
                                                ====================  ===================





                     See notes to consolidated financial statements.

                        SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        13 Weeks Ended                                39 Weeks Ended
                                          ------------------------------------------    ------------------------------------------
                                           September 29, 2002    September 30, 2001      September 29, 2002    September 30, 2001
                                          --------------------  --------------------    --------------------  --------------------
REVENUES                                   $      10,965,891     $      11,280,954       $      37,603,390     $      47,933,271
                                          --------------------  --------------------    --------------------  --------------------
COST AND EXPENSES:
  Cost of revenues                                 3,751,622             4,075,255              12,666,305            17,904,171
  Labor and other related expenses                 3,581,715             3,500,093              11,420,600            14,519,213
  Other restaurant operating expenses              2,732,188             2,321,061               8,447,451             9,882,289
  General and administrative expenses                966,464               926,683               2,754,098             3,698,933
  Depreciation and amortization                      330,852               409,914                 988,356             1,364,374
  Provision for impairment of assets                     -                     -                       -               1,582,137
  Provision for store closings                           -                     -                       -               1,333,271
                                          --------------------  --------------------    --------------------  --------------------
                                                  11,362,841            11,233,006              36,276,810            50,284,388
                                          --------------------  --------------------    --------------------  --------------------
INCOME (LOSS) FROM OPERATIONS                       (396,950)               47,948               1,326,580            (2,351,117)
                                          --------------------  --------------------    --------------------  --------------------
OTHER INCOME (EXPENSE):
  Interest expense                                  (130,187)              (96,153)               (453,965)             (413,959)
  Interest income                                     12,866                   136                  28,976                 1,846
  Other expense, net                                 (52,363)             (332,138)                (79,645)             (412,653)
                                          --------------------  --------------------    --------------------  --------------------
                                                    (169,684)             (428,155)               (504,634)             (824,766)
                                          --------------------  --------------------    --------------------  --------------------
INCOME (LOSS) BEFORE ELIMINATION OF
MINORITY PARTNER INTEREST AND INCOME TAXES          (566,634)             (380,207)                821,946            (3,175,883)

ELIMINATION OF MINORITY PARTNER INTEREST             (47,060)              (54,017)               (168,956)             (169,626)
                                          --------------------  --------------------    --------------------  --------------------
INCOME (LOSS) BEFORE BENEFIT FROM
INCOME TAXES                                        (613,694)             (434,224)                652,990            (3,345,509)

BENEFIT FROM INCOME TAXES                              8,338               151,415                 326,715               151,415
                                          --------------------  --------------------    --------------------  --------------------
NET INCOME (LOSS)                          $        (605,356)    $        (282,809)      $         979,705     $      (3,194,094)
                                          ====================  ====================    ====================  ====================
BASIC NET INCOME (LOSS) PER SHARE OF
COMMON STOCK                               $           (0.14)    $           (0.06)      $            0.22     $           (0.72)
                                          ====================  ====================    ====================  ====================
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK OUTSTANDING                 4,454,015             4,454,015               4,454,015             4,454,015
                                          ====================  ====================    ====================  ====================
DILUTED NET INCOME (LOSS) PER SHARE
OF COMMON STOCK                            $           (0.14)    $           (0.06)      $            0.07     $           (0.72)
                                          ====================  ====================    ====================  ====================
DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK OUTSTANDING                 4,454,015             4,454,015              13,220,328             4,454,015
                                          ====================  ====================    ====================  ====================

                            See notes to consolidated financial statements.

                      SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    39 Weeks Ended
                                       -----------------------------------------
                                        September 29, 2002   September 30, 2001
                                       -------------------- --------------------
OPERATING ACTIVITIES:
  Net income (loss)                      $         979,705    $     (3,194,094)
  Adjustments to reconcile net income
   (loss) to net cash (used in)
   provided by operating activities:
   Provision for impairment of assets                  -             1,582,137
   Depreciation and amortization                   988,355           1,364,374
   Loss on sale of assets                            2,616             284,128
   Minority partner interest                         3,922             (18,874)
  Changes in assets and liabilities:
   Decrease in inventories                          72,192             549,907
   (Increase) decrease in other assets            (200,520)            300,800
   Decrease in prepaid rent                         12,036              37,800
   Decrease in income tax refunds
    receivable                                     889,027                 -
   Decrease in deferred tax asset                      -                94,527
   (Decrease) increase in accounts
    payable                                     (1,865,319)            971,129
   Decrease in accrued expenses                   (510,812)           (843,863)
   Decrease in sales tax payable                   (22,497)           (149,048)
   Decrease in deferred rent                      (130,580)           (534,728)
                                       -------------------- --------------------
  Total adjustments                               (761,580)          3,638,289
                                       -------------------- --------------------
  Net cash provided by operating
   activities                                      218,125             444,195
                                       -------------------- --------------------
INVESTING ACTIVITIES:
  Proceeds from the sale of assets,net           1,091,324           1,496,646
  Purchase of property and equipment              (433,383)           (534,585)
                                       -------------------- --------------------
  Net cash provided by investing
   activities                                      657,941             962,061
                                       -------------------- --------------------
FINANCING ACTIVITIES:
  Proceeds from debt financing                   2,304,317             227,636
  Repayment of debt                             (1,621,767)         (2,299,692)
                                       -------------------- --------------------
  Net cash provided by (used in)
   financing activities                            682,550          (2,072,056)
                                       -------------------- --------------------
  Net increase (decrease) in cash                1,558,616            (665,800)
CASH AT BEGINNING OF PERIOD                        969,680           1,261,937
                                       -------------------- --------------------
CASH AT END OF PERIOD                    $       2,528,296    $        596,137
                                       ==================== ====================
Supplemental disclosure of cash flow
 information:
  Cash paid for interest                 $         391,832    $        352,138
  Cash refunds received for income
   taxes                                 $       1,216,438    $        234,164
  Note receivable on sale of assets      $         100,000    $            -



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

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share":

                                                          13 Weeks Ended                                39 Weeks Ended
                                            ------------------------------------------    ------------------------------------------
                                             September 29, 2002    September 30, 2001      September 29, 2002    September 30, 2001
                                            --------------------  --------------------    --------------------  --------------------
Net income(loss) applicable to common stock   $       (605,356)     $       (282,809)       $        979,705      $     (3,194,094)
                                            ====================  ====================    ====================  ====================
Weighted common shares outstanding                   4,454,015             4,454,015               4,454,015             4,454,015

Basic net income (loss) per share
   of common stock                            $          (0.14)     $          (0.06)       $           0.22      $          (0.72)
Effect of dilutive securities:
   Warrants                                                -                     -                 8,330,634                   -
   Stock options                                           -                     -                   435,679                   -
                                            --------------------  --------------------    --------------------  --------------------
   Total dilutive securities                               -                     -                 8,766,313                   -
                                            --------------------  --------------------    --------------------  --------------------
Diluted weighted common shares outstanding           4,454,015             4,454,015              13,220,328             4,454,015
                                            --------------------  --------------------    --------------------  --------------------
Diluted net income (loss) per share
   of common stock                            $          (0.14)     $          (0.06)       $           0.07      $          (0.72)
                                            ====================  ====================    ====================  ====================


The earnings per share calculations excluded warrants and options to purchase an aggregate of 11,075,039 shares of common stock during the 13 week period ended September 29, 2002, and warrants and options and to purchase an aggregate of 1,612,758 shares of common stock during the 13 and 39 week periods ended September 30, 2001, as they were anti-dilutive.

The earnings per share calculations excluded warrants and options to purchase an aggregate of 2,308,726 shares of common stock during the 39 weeks ended September 29, 2002, as the exercise prices of these warrants and options were greater than the average market price of the common shares.


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

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of Statement No. 144 did not and is not expected to materially affect our consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64 amended Statement No. 4, and is no longer necessary because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement
No. 44 is no longer necessary.   Statement No.145 also amends Statement
No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement No. 145 also makes technical corrections to existing pronouncements. The adoption of Statement No. 145 is not expected to materially affect our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, a company may recognize costs related to a restructuring only when the liability is incurrred. Under previous US GAAP, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this Statement are effective for exits and disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 is not expected to materially affect our consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues.


                                                        13 Weeks Ended                                39 Weeks Ended
                                          ------------------------------------------    -----------------------------------------
                                           September 29, 2002    September 30, 2001      September 29, 2002    September 30, 2001
                                          --------------------  --------------------    --------------------  --------------------
REVENUES                                                100.0%                100.0%                  100.0%                100.0%
                                          --------------------  --------------------    --------------------  --------------------
COST AND EXPENSES:
  Cost of revenues                                       34.2%                 36.1%                   33.7%                 37.4%
  Labor and other related expenses                       32.7%                 31.0%                   30.4%                 30.3%
  Other restaurant operating expenses                    24.9%                 20.6%                   22.5%                 20.6%
                                          --------------------  --------------------    --------------------  --------------------
  Total restaurant costs and expenses                    91.8%                 87.7%                   86.5%                 88.3%
                                          --------------------  --------------------    --------------------  --------------------

  General and administrative expenses                     8.8%                  8.2%                    7.3%                  7.7%
  Depreciation and amortization                           3.0%                  3.6%                    2.6%                  2.8%
  Provision for impairment of assets                      0.0%                  0.0%                    0.0%                  3.3%
  Provision for store closings                            0.0%                  0.0%                    0.0%                  2.8%
                                          --------------------  --------------------    --------------------  --------------------
Income (loss) from operations                            -3.6%                  0.4%                    3.5%                 -4.9%
                                          --------------------  --------------------    --------------------  --------------------

Interest expense, net                                    -1.1%                 -0.9%                   -1.1%                 -0.9%
Other expense, net                                       -0.5%                 -2.9%                   -0.2%                 -0.9%
Elimination of minority partner interest                 -0.4%                 -0.5%                   -0.4%                 -0.4%
                                          --------------------  --------------------    --------------------  --------------------
Income (loss) before benefit from taxes                  -5.6%                 -3.8%                    1.7%                 -7.0%
Benefit from income taxes                                 0.1%                  1.3%                    0.9%                  0.3%
                                          --------------------  --------------------    --------------------  --------------------
Net income (loss)                                        -5.5%                 -2.5%                    2.6%                 -6.7%
                                          --------------------  --------------------    --------------------  --------------------


13 weeks ended September 29, 2002 and September 30, 2001

Revenues. Total revenues for the third quarter of 2002 were $10,966,000 as compared to $11,281,000 for the third quarter of 2001, a $315,000, or 2.8% decrease. Same store sales for the third quarter of 2002 were 1.2% below the comparable period in 2001 due to a decline in check average partially offset by an increase in customer counts. The Company discontinued operations in one restaurant in each of the third quarters of 2002 and 2001. The Company operated 28 restaurants as of the third quarter ended September 29, 2002 versus 29 restaurants at the comparable period ended in 2001. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 34.2% for the third quarter of 2002 from 36.1% for the third quarter of 2001. This decrease was due primarily to lowered protein costs, mostly in shrimp, greater focus on in-store cost control, and the continued favorable affect of the fourth quarter 2001 implementation of a new menu, which has better promoted more favorable margin items. The Company is continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues, both in absolute dollars and as a percentage of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues increased to 32.7% during the third quarter of 2002 as compared to 31.0% for the third quarter of 2001. This increase was primarily attributable to an increase in hourly training and management staffing levels.

Other restaurant operating expenses.   Other restaurant
operating expenses as a percentage of revenues increased to 24.9% for the third quarter of 2002 as compared with 20.6% for the third quarter of 2001. The increase primarily was due to increased media advertising and local store marketing costs. In addition, the Company increased its expenditures in restaurant maintenance.

General and administrative expenses. General and administrative expenses were $966,000 or 8.8% of revenues for the third quarter of 2002 as compared with $927,000 or 8.2% of revenues for the third quarter of 2001. The increase was primarily due to a third quarter of 2002 increase in restaurant manager recruiting and training along with increased expenditures relating to the Company's strategic initiatives and marketing plan development.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues were 3.0% and
3.6% for the third quarter of 2002 and 2001, respectively.
Other expense, net.   The other expense was $52,000 for the 13
weeks ended September 29, 2002 compared to $332,000 for the same period in 2001 which included a book loss of $283,000 realized upon the disposition of a restaurant site in Delray Beach, Florida.

Other income (expense).   The other expense was $170,000 for the 13
weeks ended September 29, 2002 compared to $428,000 for the same period in 2001, which included a book loss of $283,000 realized upon the disposition of a restaurant site in Delray Beach, Florida.

Benefit from income taxes. A benefit from income taxes was recognized for the third quarter of 2002 of $8,000 compared to $151,000 for the same quarter in 2001 relating to tax refunds.

Income (loss) from operations and net income (loss). As a result of the factors discussed above, loss from operations was $397,000 for the third quarter of 2002 compared to income from operations of $48,000 for the third quarter of 2001. Net loss was $605,000 for the third quarter of 2002 compared to $283,000 for the third quarter of 2001.
Exclusive of non-recurring items, the net loss was $151,000 for the third quarter of 2001. Non-recurring items for the third quarter 2001 included a book loss of $283,000 from the sale of the Delray Beach, Florida unit and an increase to the deferred tax asset of $151,000.

39 weeks ended September 29, 2002 and September 30, 2001

Revenues. Total revenues for the 39 weeks ended September 29, 2002 were $37,603,000 as compared to $47,933,000 for the 39 weeks ended September 30, 2001. The $10,330,000 or 21.6% decrease primarily was due to the discontinuation of operations in 16 restaurants, 14 of which were Midwest units, during the 39 weeks ended
September 30, 2001. Same store sales decreased 9.5% compared to the same period in 2001 due to declines in both check average and customer counts.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 33.7% for the 39 weeks ended
September 29, 2002 from 37.4% for the same period in 2001. This decrease primarily was due to lower protein costs and the effect of the new menu, which generated improvements in margins.

Labor and other related expenses. Labor and other related expenses decreased to 30.4% as a percentage of revenues for the 39 weeks ended September 29, 2002 as compared to 30.3% for the same period in 2001. Also included in 2001, was a one-time nonrecurring charge of $102,000 for severance pay relating to the discontinuation of the Midwest operations.

Other restaurant operating expenses. Other restaurant operating expenses increased to 22.5% as a percentage of revenues for the 39 weeks ended September 29, 2002 as compared with 20.6% for the same period in 2001. The increase was primarily related to an increase in media advertising and local store marketing costs.

General and administrative expenses. General and administrative expenses were $2,754,000 or 7.3% of revenues for the 39 weeks ended September 29, 2002 compared with $3,699,000 or 7.7% of revenues for the same period in 2001.
The decrease was primarily attributable to the reorganization and downsizing of administrative and supervisory staff in the first quarter of 2001 which included a one-time nonrecurring charge of $150,000 for severance pay.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues were 2.6% for the 39 weeks ended September 29, 2002 and 2.8% for the same period in 2001.

Provision for impairment of assets.   The Company recorded a
$1,582,000 charge in the 39 weeks ended September
30, 2001 relating to the write-down of impaired assets to their estimated fair value in accordance with FASB Statement
No. 121. The asset impairment charge related to the discontinuation of Midwest operations as well as reserving for certain under-performing Florida units.

Provision for store closings.   The Company recorded a one-time
charge of $1,333,000 relating to store closing costs primarily from the Midwest restaurant closures during the 39 weeks ended September 30, 2001. Store closing costs consisted primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants were located.

Interest expenses, net. The Company recorded a non-recurring charge of $106,000 in the first quarter of 2002 relating to the issuance of warrants on January 31, 2002 as part of the previously reported $2,000,000 financing transaction.
Exclusive of the non-recurring charge, net interest expense was $319,000 for the 39 weeks ending September 29, 2002 compared to $412,000 in the comparable period in 2001. The reduction was primarily related to debt repayments associated with store closures in 2001 and related property dispositions through 2002.

Other income (expense).   The other expense was $505,000 for the 39
weeks ended September 29, 2002 compared to $825,000 for the same period in 2001, which included a book loss of $283,000 realized upon the disposition of a restaurant site in Delray Beach, Florida.

Benefit from income taxes. A benefit from income taxes of $327,000 was recognized in the 39 weeks ended September 29, 2002 compared to a benefit of $151,000 for the same period in 2001. The increase related to a refund application to recover tax payments of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

Income (loss) from operations and net income (loss). As a result of the factors discussed above, the Company's income from operations was $1,327,000 for the 39 weeks ended September 29, 2002 compared to a loss from operations of $2,351,000 for the 39 weeks ended September 30, 2001. Exclusive of the provisions for impairment of assets and store closings, the Company's income from operations was $564,000 for the 39 weeks ended September 30, 2001. The Company's net income for the 39 weeks ended September 29, 2002 was $980,000 compared to a net loss of $3,194,000 in the same period in 2001. Exclusive of non-recurring items, the Company's net income was $768,000 for the 39 weeks ended September 29, 2002 and $105,000 for the 39 weeks ended September 30, 2001. Non-recurring items for the 39 weeks ended September 29, 2002 included $106,000 related to imputed interest expense and a tax benefit of $318,000. Non-recurring items for the 39 weeks ended September 30, 2001 included $1,582,000 related to the write-down of impaired assets, $1,333,000 related to expenses on restaurant closures, severance pay of $252,000, a book loss of $283,000 from the sale of the Delray Beach, Florida unit and an increase to the deferred tax asset of $151,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2002, the Company's current liabilities of $6,898,000 exceeded its current assets of $3,410,000, resulting in a working capital deficiency of $3,488,000. In comparison, the December 30, 2001 working capital
deficiency was $7,580,000.   The improvement in the working
capital deficiency was primarily related to the cash received from the previously reported $2,000,000 financing transaction, completed in the first quarter of 2002, and favorable operating results in the first and second quarters of 2002. In addition, as a result of the Economic Stimulus
Package signed into law in March 2002, the Company recognized an income tax benefit in the second quarter of 2002.
A federal income tax refund of $1,176,000 for taxes paid in fiscal years 1996 and 1997 was received in July 2002.

The Company continues to be negatively impacted by the ongoing costs of divestiture of its Midwest locations.
Such divestiture costs had and, in the near term, will continue to have an adverse affect on the Company's cash position. Historically, the Company has generally operated with minimal or negative working capital as a result of the investment of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 39 weeks ended
September 29, 2002 was $218,000 compared to
$444,000 for the comparable period in 2001. The net decrease of $226,000 was primarily due to the settlement and payment of outstanding 2001 accounts payable and accrued expenses during 2002, offset in part by a net decrease of $889,000 in income tax refunds receivable.

The cash provided by investing activities was $658,000 for the 39 weeks ended September 29, 2002 compared to $962,000 for the same period in 2001; or a net decrease of $304,000 due to a reduction in proceeds on the sale of assets, which was partially offset by a decrease in expenditures for capital improvements.

The cash provided by financing activities was $683,000 for the 39 weeks ending September 29, 2002 compared to cash used in financing activities of $2,072,000 for the comparable period in 2001. The net increase of $2,755,000 was primarily due to the $2,000,000 financing transaction completed in January 2002 along with a reduction in repayments of debt related to the disposition of the Midwest restaurants in 2001.

The Company has existing indebtedness with Colonial Bank (previously known as Manufacturers Bank of Florida) consisting of two notes with a total principal balance, as of September 29, 2002, of $651,000. The loans, which were used to finance the purchase of a restaurant location and certain equipment, are subject to compliance by the Company with specified financial covenants. The Company was not in compliance with certain of these covenants, but received the appropriate covenant waivers as of September 29,2002. Effective October 1, 2002, the Company renegotiated the loans and associated financial covenants. Subsequently, the Company is in compliance with the related financial covenants.

The Company had existing indebtedness with SunTrust Bank
consisting of one note with a total principal balance, as
of September 29, 2002, of $284,000.  The loan, which was used to finance the purchase of a restaurant location,
matured on August 4, 2002.   The loan was repaid subsequent to
September 29, 2002 and refinanced by Colonial
Bank.

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


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest
rates on debt and changes in commodity prices.   The
Company's exposure to interest rate risk relates to its $949,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at rates ranging from 50 basis points under the prime-lending rate to 100 basis points over the prime-lending rate.


Item 4. - Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's Chief
Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Corporation's internal controls or in other factors known to us that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective sections with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings
      None

Item 2 - Changes in Securities and Use of Proceeds

      None

Item 3 - Defaults Upon Senior Securities

	The Company has existing indebtedness with Colonial Bank (previously known as Manufacturers Bank of Florida), consisting of two notes with a total principal balance, as of September 29, 2002, of $651,000. The loans, which were used to finance the purchase of a restaurant location and certain equipment, are subject to compliance by the Company with specified financial covenants. The Company was not in compliance with certain of these covenants as of September 29, 2002, but received the appropriate covenant waivers.
The Company renegotiated these loans effective October 1, 2002 with modifications to the debt covenants. The Company is in compliance with the modified debt covenants.

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



                     SHELLS SEAFOOD RESTAURANTS, INC.
                     --------------------------------
                              (Registrant)


/s/ David W. Head                                     November 13, 2002
President and Chief Executive Officer

/s/ Warren R. Nelson                                  November 13, 2002
Executive Vice President and Chief Financial Officer

                                CERTIFICATIONS

I, David W. Head, certify that:
1. 	I have reviewed this quarterly report on Form 10-Q of
Shells Seafood Restaurants, Inc.;
2. 	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to
state a material fact necessary to make the statements made, in light of the circumstances under which such statements
were made, not misleading with respect to the period covered by this quarterly report;
3. 	Based on my knowledge, the financial statements, and other
financial infOrmation included in this quarterly
report, fairly present in all material respects the financial condition, results of operations and cash flows of the
registrant as of, and for, the periods presented in this
quarterly report.
4. 	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
(a) 	designed such disclosure controls and procedures to ensure
that material information relating to the registrant,
including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
period in which this quarterly report is being prepared;
(b) 	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior
to the filing date of this quarterly report (the "Evaluation
Date"); and
(c) 	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and
procedures based on our evaluation as of the Evaluation Date;
5. 	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the
registrant's auditors and the audit committee of the
registrant's board of directors (or persons performing the
equivalent functions):
(a) 	all significant deficiencies in the design or operation of
internal controls which could adversely affect the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
auditors any material weaknesses in internal controls; and
(b) 	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and
6. 	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ David W. Head
David W. Head
President, and Chief Executive Officer

                                 CERTIFICATIONS

I, Warren R. Nelson, certify that:
1. 	I have reviewed this quarterly report on Form 10-Q of
Shells Seafood Restaurants, Inc.;
2. 	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to
state a material fact necessary to make the statements made, in light of the circumstances under which such statements
were made, not misleading with respect to the period covered by this annual report;
3. 	Based on my knowledge, the financial statements, and other
financial information included in this quarterly
report, fairly present in all material respects the financial condition, results of operations and cash flows of the
registrant as of, and for, the periods presented in this
quarterly report.
4. 	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
(a) 	designed such disclosure controls and procedures to ensure
that material information relating to the registrant,
including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
period in which this quarterly report is being prepared;
(b) 	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior
to the filing date of this quarterly report (the "Evaluation
Date"); and
(c) 	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and
procedures based on our evaluation as of the Evaluation Date;
5. 	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the
registrant's auditors and the audit committee of the
registrant's board of directors (or persons performing the
equivalent functions):
(a) 	all significant deficiencies in the design or operation of
internal controls which could adversely affect the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
auditors any material weaknesses in internal controls; and
(b) 	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and
6. 	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002
/s/ Warren R. Nelson
Warren R. Nelson
Chief Financial Officer

                                    16
<END>