Form 10-K
period 2002-12-29
SHELLS SEAFOOD RESTAURANTS INC
filed 2003-03-24
CIK 935066

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the Fiscal Year (52 Weeks) ended December 29, 2002.

                                      Or

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the period from       to       .

                        Commission File Number 0-28258

                       SHELLS SEAFOOD RESTAURANTS, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                  65-0427966
                  (State or other             (IRS Employer
                  jurisdiction of        Identification Number)
                 incorporation or
                   organization)

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

                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the last sales price of the Common Stock reported on the over-the-counter bulletin board and the assumption, for this computation only, that all directors, executive officers, and ten-percent holders of stock are affiliates of the Registrant) at June 30, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $1,506,844.

   As of February 14, 2003, the number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 4,470,585.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                       (To the Extent Indicated Herein)

   Our Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for our upcoming Annual Meeting of Stockholders scheduled to be held on June 3, 2003, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

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

   Any forward-looking statements included in this Annual Report speak only as of the date of this document. We are not undertaking any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

Concept and Strategy

   As of December 29, 2002 (the last date of our 2002 fiscal year), we owned 23 Shells restaurants, owned a 51% ownership interest in one Shells restaurant and managed four additional Shells restaurants pursuant to contractual arrangements. All 28 of these Shells restaurants are located in Florida. During 2002, we discontinued operations in one Florida restaurant.

   Shells is a full service, neighborhood concept, designed to appeal to a broad range of customers, particularly families and young adults, by serving generous portions of high-quality seafood and offering friendly and efficient service. The menu was repositioned in the fourth quarter of 2001, reemphasizing original entree customer favorites at more attractive price points. During 2002, local store marketing efforts were implemented. These changes were instituted to stimulate customer traffic. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab, crawfish, and daily fresh fish specials, cooked to order in a variety of ways: steamed, sauteed, grilled, blackened and fried. In addition, our restaurants offer a wide selection of signature pasta dishes, appetizers, salads, and desserts and full bar service. All Shells restaurants are open for dinner and 19 restaurant locations are also open for lunch.

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

   Consumer expectations continue to heighten in terms of food quality, facilities and value. Our strategy includes emphasizing the Shells' concept within our niche market, and then executing and delivering the entire dining experience. As a local seafood joint that serves big portions of great seafood for "not-a-lot-of-clams" some of our areas of focus are menu portion size, offering friendly, attentive and courteous service, enhancing plate appearance, and properly balancing the price-value relationship of our entrees.

Restaurant Locations

   Our 28 managed and operated restaurants are located in the following Florida markets and cities/neighborhoods:

Tampa/Sarasota             Orlando                    South Florida
--------------             -------                    -------------
Brandon                    Daytona Beach              Coral Springs
Clearwater                 Kissimmee                  Davie
Holmes Beach               New Smyrna Beach           Ft. Lauderdale
Redington Shores           Ocala                      Kendall
St. Petersburg             Orlando                    Pembroke Pines
St. Pete Beach             Winter Park                Sunrise
Winter Haven               Melbourne
Carrollwood
North Tampa
Sarasota
South Tampa

West Palm Beach            Fort Myers
---------------            ----------
Stuart                     Fort Myers
West Palm Beach            Port Charlotte

   From 1997 to 1999, in an attempt to diversify and minimize the seasonal effect of the Florida market, we opened 18 restaurants in various Midwest markets. We sustained operating losses in these Midwest markets and completed the discontinuance of our Midwest operations in April 2001, closing the remaining nine units. During 2002, we closed one under-performing unit in the Florida market. We continuously review the performance of all restaurant unit economics, and are investigating several new real estate sites in Florida for possible expansion.

Restaurant Operations

   Management and Employees. We currently employ five area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical dinner-only restaurant consists of one general manager and two assistant managers and approximately 40 other employees. The restaurants that are also open for lunch generally have 15 to 20 additional part-time employees. Restaurant management participates in a bonus program based upon the financial results of their particular restaurant.

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

   Recruitment and Training. We believe that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to a restaurants' long-term success. We attempt to recruit restaurant managers with significant experience in the restaurant industry. During a 12-week training program, restaurant managers are taught to promote our team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff, through our Team Trainer program, is trained on site by restaurant managers and other staff members. A major initiative in 2002 and 2003 is to attempt to reduce management and hourly turnover.

   Purchasing. Obtaining a reliable supply of quality seafood at competitive prices is critical to our success. We have formed long-term relationships with several seafood suppliers and purchase frozen seafood and certain other supplies used in restaurant operations in bulk. In addition, Shells' menu has been designed to feature seafood varieties with stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. We believe our diverse menu selection minimizes the effect of the shortage of any seafood products. We generally have been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections (in response to availability and price of supply).

   Performance Food Group of Florida replaced US Foodservice as our primary distributor in October 2002. Performance Food Group distributes seafood and most other products to our restaurants, minimizing the risks relating to storing and distributing these products. Performance Food Group purchases and takes delivery of all frozen seafood that we recommend for purchase according to our specifications and subject to our inspections. Based on purchase orders initiated by our restaurants, Performance Food Group then sells the frozen seafood to us on a cost plus basis, and distributes the frozen seafood directly to the restaurants. From time-to-time, at our direction to facilitate a forward purchase opportunity, Performance Food Group also will acquire frozen seafood inventory in excess of normal recurring restaurant delivery and re-supply, which is defined as 30 days. We pay interest on inventory holdings above normal supply levels, which is defined as 30 days, at an interest rate of 7.8% per annum. In addition, Performance Food Group procures, on our behalf, many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups. Although we believe that our relationship with Performance Food Group is good, if the distribution program was terminated, we believe alternate arrangements for warehousing and procurement of supplies could be made without a significant interruption of our business. We generally have not experienced any significant delays in receiving food and beverage inventories, restaurant supplies or equipment.

   Quality Control. We maintain a continuous inspection program for all of our seafood purchases. Each shipment of frozen seafood is inspected through statistical sampling methods upon receipt at Performance Food Group's distribution center for quality and conformity to our written specifications, prior to delivery to the restaurants. In addition, fresh fish purchased by the individual restaurants must be purchased from one of our approved suppliers and is inspected by a restaurant manager at the time of delivery. As part of our training program, restaurant employees are educated as to the correct handling and proper physical characteristics of each product.

   Our area directors, general managers and assistant managers are all responsible for properly training hourly employees and ensuring that Shells restaurants are operated in accordance with strict health and quality standards. Compliance with our quality standards is monitored by on-site visits and formal inspections by the area directors. We believe that our inspection procedures and employee training practices help to maintain a high standard of quality for the food and service we provide.

Advertising and Marketing

   Historically, we have employed a marketing strategy seeking visibility and name recognition through the use of billboards, radio and television advertisements, newsprint and direct mail. Part of our strategy has been to cluster a significant number of restaurants in a market, to provide for cost-effective use of media advertising and other marketing efforts. During 2002, we primarily employed local store marketing efforts, print media, direct mail, in-store promotions and to a lesser extent, television in select markets.

Disclosure Controls

   Consolidated subsidiaries are managed through a centralized Executive Office in Tampa, Florida. Material information is discussed at various weekly and monthly meetings with officers and directors. Generally, an open door policy is observed by corporate officers to facilitate communication.

Joint Venture and Third-Party Owned Restaurants

   The Shells restaurant system currently consists of (i) 23 restaurants that are wholly owned by us; (ii) one restaurant, in Melbourne, Florida, in which we have an interest of 51%; and (iii) four restaurants that we manage and operate, but do not own. The remaining 49% interest in the Melbourne restaurant is indirectly owned by Wanda L. Hattaway, wife of William E. Hattaway, a former director and president of our company. In addition to the equity interest in this restaurant, we receive a management and licensing fee of 6% of the restaurant sales of the Melbourne restaurant.

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

   A major fire occurred at a managed restaurant in North Tampa on March 3, 2003; the restaurant will be closed for several months for renovations. The managed restaurant has property insurance as well as business interruption insurance; our management fees from this managed restaurant will not be materially affected during Fiscal 2003.

   We operate the fourth managed restaurant pursuant to the terms of an agreement requiring that the restaurant is operated in conformity with the policies and procedures established by us for Shells restaurants. The restaurant is currently managed by Shells pursuant to an oral agreement. In accordance with the amended management agreement, beginning in October 2001, we receive a management fee of 2% of the restaurant's sales.

   In the past, the enforceability of these management and license agreements has been questioned by certain of the licensees. Although we believe the agreements are enforceable, there can be no assurance that the agreements will not be challenged in the future, and, if challenged, that the agreements will be determined to be enforceable.

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

   Approximately 12% of our revenue is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

   We are also subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance and have never been litigated as a defendant in a lawsuit involving "dram-shop" statutes.

   Our restaurants are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage rate could increase our labor costs.

   The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Act, which became effective in 1992, to the extent that we elect to remodel a restaurant, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons.

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

   We also rely on trade secrets and proprietary know-how and employ various methods to protect our concepts and recipes. These methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to our know how, concepts and recipes.

Employees

   As of December 29, 2002, we employed approximately 1,600 persons, of whom approximately 110 were management or administrative personnel employed on a salaried basis and 1,490 were employed in non-management restaurant positions on an hourly basis. Approximately 700 employees are employed on a full-time basis. We consider our employee relations to be good. No employees are covered by a collective bargaining agreement.

Our Executive Officers

   Our executive officers are:

   Name             Age                       Position
   ----             ---                       --------
   David W. Head... 46  President, Chief Executive Officer and Director
   John R. Ritchey. 57  Vice President of Operations
   Warren R. Nelson 51  Executive Vice President of Finance, Chief Financial
                          Officer, Treasurer and Secretary

   David W. Head currently serves as President and Chief Executive Officer, positions he has held since joining us in April 2001. From December 1998 to April 2001, Mr. Head was President, Chief Operating Officer and Member of Le Carnassier LLC, D/B/A Red Robin Gourmet Burgers and Spirits; from August 1998 to April 1999, Mr. Head was President and Chief Operating Officer of Red River Bar and Grill; from November 1997 to July 1998, Mr. Head was President, Chief Executive Officer and Director of Houlihan's Restaurant Group.

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

   Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Form 10-K. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Future events and circumstances could differ significantly from those associated with the forward-looking statements.

   We have significant capital requirements and may need additional financing. Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants as well as the operating performance of many of our restaurants. At December 30, 2001, the Company had a working capital deficiency of $7,580,000 and a cash balance of $970,000. In 2002, we received non-operational proceeds from a $2,000,000 financing transaction effective January 31, 2002, income tax refunds of $1,176,000 related to the carry back of net operating losses, and we refinanced or sold certain properties. At December 29, 2002, the Company had a working capital deficiency of $3,116,000 and a cash balance of $2,469,000. We believe cash flow from operations will satisfy our contemplated cash requirements for our existing operations for at least the next 12 months. Additional cash will be needed if new restaurants are opened.

   We may have to seek additional financing from other sources if:

  . our projections or assumptions are inaccurate or because of unanticipated expenses;
  . projected cash flows are not sufficient to cover costs of operations or restaurant renovations; or
  .   we open additional restaurants.

   We cannot be assured that third party financing will be available to us when we need it or available on acceptable terms, if at all. If we cannot obtain third party financing or other financing when we need it, this could materially adversely affect our results of operations and possible expansion plans. If we have to raise additional capital through the sale of our equity, our existing stockholders could be substantially diluted.

   Substantial dilution to our stockholders is possible. During January 2002, we completed a $2,000,000 financing transaction pursuant to which, among other things, we issued warrants to purchase 8,908,030 shares of our common stock, at an exercise price of $0.16 per share. The warrants are exercisable from January 31, 2003 through January 31, 2005, and may be exercised by a "cashless exercise". To the extent these warrants are exercised, our stockholders will suffer substantial dilution. In addition, it is likely that until the warrants are exercised, the number of shares which are issuable upon exercise of these warrants, combined with the per share exercise price, will have a depressive effect on the price of our stock.

   Control by Management. Frederick R. Adler, a shareholder, together with members of our executive management team and Board of Directors, own of record, in the aggregate, approximately 38% of our outstanding common stock. As a result, such persons, acting together, will be able to exert significant influence and control over us, including the election of our directors, regarding any proposed dissolution, merger or sale of our assets, and generally in the direction of our affairs.

   In addition, in conjunction with the $2,000,000 financing transaction in 2002, we issued warrants to purchase 8,908,030 shares of our common stock, at an exercise price of $0.16 per share. The warrants, which may be exercised by a "cashless excersise," are exercisable from January 31, 2003 through January 31, 2005. One half of these warrants are held by each of two investor groups, the members of which are either members of our Board of Directors or persons associated with or related to our Board members or Mr. Adler. If these warrants are exercised in full, our corporate insiders, together with Mr. Adler, could control approximately 79% of our outstanding voting stock, and thus control all decisions affecting our company. Furthermore, as part of the financing, we entered into an Investor Rights Agreement, dated as of January 31, 2002, with these investor groups and certain other stockholders. Pursuant to this agreement, the composition of our Board of Directors is fixed at seven members and each of these investor groups is entitled to nominate three individuals to serve on our Board. Additionally, each of these investor groups and Frederick
R. Adler, among others, have agreed to vote their respective shares, to cause these slated nominees to be elected to our Board of Directors.

   Operating results may require the closure of other restaurants. If we continue to experience prolonged periods of unfavorable operating results at existing restaurants or view the prospects for a restaurant to be less than satisfactory, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants could have an adverse effect upon our financial condition and results of operations. We closed one restaurant in Fiscal 2002. We closed 16 restaurants during Fiscal 2001, of which 14 were located in the Midwest and two were located in Florida. We are continuing to monitor the operations and financial performance with respect to certain of our other existing restaurants.

   Our operating results fluctuate seasonally because of our geographic concentration. The majority of our restaurants are located in primarily residential areas in Florida. We have experienced fluctuations in our quarter-to-quarter operating results because of factors including:

  .   the seasonal nature of our business; and
  .   weather conditions in Florida.

   Our restaurants are all located in Florida and can be affected by the health of Florida's economy in general, and of the tourism industry in particular, which can further be affected by anticipated world events, as well as economic trends.

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

   The supply and quality of our seafood may fluctuate. In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We maintain short-term contracts with several of our suppliers. In addition, we purchase products through Performance Food Group in the ordinary course of business. Performance Food Group distributes and warehouses our frozen seafood supply and procures, distributes and stores other supplies for us. We believe that our relationships with our suppliers and Performance Food Group are satisfactory and that alternative sources are readily available. However, the loss of some suppliers or of our relationship with Performance Food Group could materially adversely affect us. Also, substantial price increases imposed by these suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on us.

   Some species of seafood have become subject to adverse publicity because of claims of contamination by lead, mercury or other chemicals that may exist in the ocean or in an aquaculture environment. This can adversely affect both market demand and supply for these food products. Customer demand may also be negatively impacted by reports of medical or other risks resulting from eating seafood. We maintain a continuous inspection program for our seafood purchases. However, we cannot assure you that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to us specifically, will not have a material adverse effect on us. Our failure to obtain adequate supplies of seafood or problems or difficulties resulting from the contamination of seafood, in general, or at any of our restaurants in particular, will have a material adverse effect on our operations and profitability.

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

   We have numerous well-established competitors, some of which dominate the industry. These competitors possess substantially greater financial, marketing, personnel and other resources than we do. Many of our competitors have achieved significant brand name and product recognition. They also engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. Our competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products.

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

   Our restaurants are inspected periodically by governmental agencies to ensure conformity with these regulations. The suspension of, or inability to renew a license at an existing restaurant would adversely affect our operations. A significant percentage of our revenue comes from sales of alcoholic beverages. State and local regulation of the sale of alcoholic beverages require us to obtain a license or permit for each of our restaurants. The failure of a restaurant to obtain or retain a license to serve liquor would materially adversely affect our operations. In addition, our failure or difficulty in obtaining required licensing or other regulatory approvals could delay or prevent new restaurant openings.

   Restaurant operating costs are also affected by other government actions, which are beyond our control, including increases in:

  .   the minimum hourly wage requirements;
  .   workers compensation insurance rates;

  .   health care insurance costs;
  .   other insurance costs, including general liability and property; and
  .   unemployment and other taxes.

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

   Any of these occurrences could materially adversely affect us. In addition, we cannot assure you that we will have the financial resources necessary to enforce or defend our service marks. We believe that we own all of our intellectual property and that the management and license agreements to which we are a party are enforceable. In the past, the enforceability of these management and license agreements has been questioned by certain of the licensees. Although we believe the agreements are enforceable, there can be no assurance that the agreements will not be challenged in the future, and, if challenged, that the agreements will be determined to be enforceable and the managed restaurants will be restricted from using the Shells service marks independent of us.

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

   Provisions with Potential Anti-Takeover Effect. Our certificate of incorporation provides that we may issue up to 2,000,000 shares of preferred stock from time-to-time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock. The Board is authorized to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by our stockholders. The Board may authorize and issue preferred stock with voting, dividend, liquidation, conversion or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In addition, the potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

   On October 24, 2001, the Company issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 trade indebtedness by trade creditors of the Company. We have no present intention to issue any additional shares of our preferred stock. However, we cannot assure you that we will not do so in the future.

ITEM 2.  PROPERTIES

   We lease 6,800 square feet of space in Tampa, Florida for our executive offices. The annual rent payable under the lease, which expires October 31, 2004, is approximately $100,000.

   All but three of our existing restaurants in operation are leased properties. One owned property was sold during 2002. In the future, we intend to lease most of our properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of our leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, we are required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases generally have initial terms averaging 13 years and renewal options averaging 16 years, and rents averaging $15.00 per square foot.

ITEM 3.  LEGAL PROCEEDINGS

   On June 21, 2002 we brought legal action against The Lark Group LLC, Best Que LLC, and Michael Sloane, II, in the United States District Court, Middle District of Florida, Tampa Division, relating to their purchase of assets and leasehold rights for two Midwest locations. Our complaint sought relief for breaches of contract against each of the defendants. Defendants consented to a final judgment in the amount of $188,201, which was filed with the Court on January 22, 2003. Our intention is to vigorously purse collection of this judgment.

   On March 11, 2003, we received a notice from the Equal Employment Opportunity Commission (EEOC) that a former employee in our Miami store had dually filed a charge of discrimination with both the EEOC and the Florida Commission on Human Relations. Shells terminated the employment of this person in December 2002. Specifically, this former employee is claiming gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and age discrimination in violation of the Age Discrimination in Employment Act of 1967. Based on our investigation to date we believe the charge is meritless and intend to vigorously defend our position.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS

   Our common stock is traded on the over-the-counter bulletin board under the symbol "SHLL". The following table sets forth the high and low per share price of our common stock as reported by the OTC bulletin board.

                           Fiscal 2001    High   Low
                           -----------    ----- -----
                           First quarter. $0.81 $0.47
                           Second quarter $0.88 $0.44
                           Third quarter. $0.81 $0.29
                           Fourth quarter $0.35 $0.12

                           Fiscal 2002
                           -----------
                           First quarter. $0.65 $0.35
                           Second quarter $0.65 $0.45
                           Third quarter. $1.00 $0.41
                           Fourth quarter $0.58 $0.25

   These over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

   The number of stockholders of record of our common stock on February 14, 2003 was approximately 250. The Company's stock price as of February 14, 2003 was $0.55.

   Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

Dividend Policy

   We have never declared or paid any cash dividends on our Common Stock. All future earnings will be retained by us for the development of our business. Accordingly, we do not anticipate paying cash dividends on the Common Stock in the foreseeable future. We are subject to loan covenants containing certain provisions prohibiting our ability to pay dividends.

Equity Compensation Plans

   Securities authorized for issuance under equity compensation plans as of December 29, 2002 were as follows:

                                                                                         Number of securities
                                                                                        remaining available for
                                          Number of securities to   Weighted-average     future issuance under
                                          be issued upon exercise  exercise price of   equity compensation plans
                                          of outstanding options, outstanding options,   (excluding securities
                                           warrants, and rights   warrants and rights  reflected in column [a])
Plan category                                       [a]                   [b]                     [c]
-------------                             ----------------------- -------------------- -------------------------
Equity compensation plans approved by
  security holders.......................        2,941,000               $0.73                  896,790
Equity compensation plans not approved by
  security holders.......................        8,908,030               $0.16                       --
                                                ----------                                      -------
Total....................................       11,849,030                                      896,790
                                                ==========                                      =======

   Equity compensation plans not approved by security holders consists of warrants to purchase shares of common stock, issued on January 31, 2002, in connection with a $2,000,000 private financing transaction. The warrants, which may be exercised by a "cashless exercise", have an exercise price of $0.16 per share and are exercisable from January 31, 2003 to January 31, 2005.

   The number of securities and type of plans available for future issuance of stock options as of December 29, 2002 was:

                                                     Options for Common Shares:
                                             ------------------------------------------
Plan Name                                    Authorized Converted Outstanding Available
---------                                    ---------- --------- ----------- ---------
Stock Option Plan for Non-Employee Directors   150,000        0       36,000   114,000
1995 Employee Stock Option Plan.............   840,000        0      672,733   167,267
1996 Employee Stock Option Plan.............   101,000   11,001       31,992    58,007
2002 Equity Incentive Plan.................. 1,850,000        0    1,292,484   557,516
                                             ---------   ------    ---------   -------
Total....................................... 2,941,000   11,001    2,033,209   896,790
                                             =========   ======    =========   =======

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth, selected historical consolidated financial data for our company. The historical consolidated financial data is for the fiscal years (52 weeks) ended December 29, 2002, (our Fiscal 2002), December 30, 2001 (our Fiscal 2001), December 31, 2000 (our Fiscal 2000), January 2, 2000 (our Fiscal 1999), and the fiscal year (53 weeks) ended January 3, 1999 (our Fiscal 1998). This consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except per share and number of restaurants data, and percentage information).

                                                                                                  Year
                                                                                               (53 Weeks)
                                                           Year (52 Weeks) Ended                 Ended
                                             ------------------------------------------------  ----------
                                             December 29, December 30, December 31, January 2, January 3,
                                                 2002         2001         2000        2000       1999
                                             ------------ ------------ ------------ ---------- ----------
Statement of Operations Data:
Revenues
   Restaurant sales.........................   $47,065      $57,258      $90,023     $94,798    $83,734
   Management fees..........................       163          271          419         407        415
                                               -------      -------      -------     -------    -------
   Total revenues...........................    47,228       57,529       90,442      95,205     84,149
                                               -------      -------      -------     -------    -------
Costs and expenses
   Cost of sales............................    15,778       21,239       33,984      34,356     29,342
   Labor and other related expenses.........    14,585       17,628       28,028      27,839     23,749
   Other restaurant operating expenses......    10,773       12,047       19,635      20,623     17,317
   General and administrative expenses......     3,565        4,751        7,212       7,438      6,210
   Depreciation and amortization............     1,102        1,702        2,703       3,320      2,702
   Pre-opening expenses.....................        --           --           --         215      2,306
   Provision for store closings.............        --        1,333        1,027          --         --
   Provision for impairment of goodwill.....       206           --           --          --         --
   Provision for impairment of assets.......       110        2,259        3,978       4,595        620
                                               -------      -------      -------     -------    -------
Income (loss) from operations...............     1,108       (3,430)      (6,125)     (3,181)     1,903
Other income (expense):
   Interest expense, net....................      (534)        (482)        (789)       (789)      (341)
   Gain on preferred stock conversion.......        --          588           --          --         --
   Other (expense) income, net..............        (3)        (476)         145          (6)       (18)
                                               -------      -------      -------     -------    -------
Income (loss) before elimination of minority
  partner interest and income taxes.........       571       (3,799)      (6,769)     (3,976)     1,544
Elimination of minority partner interest....      (221)        (221)        (259)       (250)      (179)
                                               -------      -------      -------     -------    -------
Income (loss) before benefit (provision) for
  income taxes..............................       350       (4,020)      (7,028)     (4,226)     1,365
Income tax benefit (provision) (1)..........       327        1,001       (2,304)      1,512        158
Cumulative effect of change in accounting
  principle for pre-opening costs, net of
  income tax benefit........................        --           --           --          --       (692)
                                               -------      -------      -------     -------    -------
Net income (loss)...........................       677       (3,019)      (9,332)     (2,714)       831
Preferred shares accretion..................        --           --           --          --       (111)
                                               -------      -------      -------     -------    -------
Net income (loss) applicable to common
  stock.....................................   $   677      $(3,019)     $(9,332)    $(2,714)   $   720
                                               =======      =======      =======     =======    =======

                                                                              Fiscal Years Ended
                                                                    -------------------------------------
                                                                    December 29, December 30, December 31,
                                                                        2002         2001         2000
                                                                    ------------ ------------ ------------
Basic net income (loss) per share..................................   $  0.15      $ (0.68)     $  (2.10)
Diluted net income (loss) per share................................   $  0.07      $ (0.68)     $  (2.10)

Operating Data:
System-wide sales:
   Company-owned restaurants.......................................   $47,065      $57,258      $ 90,023
   Licensed restaurants............................................     8,147        8,935        10,009
                                                                      -------      -------      --------
                                                                      $55,212      $66,193      $100,032
                                                                      =======      =======      ========
Number of restaurants (at end of period):
   Company-owned restaurants.......................................        24           25            41
   Licensed restaurants............................................         4            4             4
                                                                      -------      -------      --------
                                                                           28           29            45
                                                                      -------      -------      --------
Average annual sales per Company-owned and joint venture restaurant
  open for full period (2).........................................   $ 1,924      $ 2,047      $  2,071
Decrease in Company-owned and joint venture restaurant same store
  sales (2)........................................................     -7.2 %      -13.1 %        -0.4 %

                             December 29, December 30, December 31, January 2, January 3,
                                 2002         2001         2000        2000       1999
                             ------------ ------------ ------------ ---------- ----------
Balance sheet data:
Working capital (deficiency)   $(3,116)     $(7,580)     $(7,500)    $(3,925)   $(4,047)
Total assets................    13,858       14,847       21,461      30,668     34,895
Long-term debt..............     3,883        1,633        5,700       5,656      5,189
Minority partner interest...       428          428          449         590        519
Preferred stock.............         1            1           --          --         --
Stockholders' equity........     2,152        1,475        4,414      13,746     16,460

--------
(1) The effective tax rates for fiscal years 2002, 2001, 2000, and 1999 include the effect of recognizing valuation allowance adjustments relating to tax benefits that were fully reserved prior to 1998. Income tax benefit (provision) of 93.3%, 24.9% and (32.8)% for the fiscal years ended 2002, 2001, and 2000, respectively, differ from the amounts computed by applying the effective income tax rate of 34% as a result of adjusting the valuation allowance, primarily related to net operating loss carryforwards from prior years. The valuation allowance in fiscal 2002 was increased by $1,403,000, reserving for all tax assets that were deemed non-realizable. The valuation allowance in fiscal 2001 was decreased by $706,000, reserving for all tax assets except those subject to recovery through carrybacks resulting from the March 9, 2002 Economic Stimulus Package. The fiscal 2000 taxes were impacted by an increase in the valuation allowance as the tax assets were deemed non-realizable.
(2) Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   As of December 29, 2002, we owned 23 Shells restaurants and a 51% ownership interest in the Melbourne restaurant, and we managed and operated four additional restaurants. All 28 restaurants are located in Florida. Average annual restaurant sales during the fiscal year ended December 29, 2002 for the 24 owned restaurants were approximately $1,924,000.

   During the fourth quarter of 2000, we began taking corrective action aimed at mitigating those factors that management believed were contributing to our operating losses. These actions included the closing of four under-performing restaurants during our Fiscal 2000 and the closing of 16 under-performing restaurants during our Fiscal 2001, consisting of 17 restaurants in the Midwest and three restaurants in Florida. In Fiscal 2002, we closed one additional under-performing restaurant in Florida. We continue to evaluate under-performing restaurants.

   The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales.

                                                                   Fiscal Years Ended
                                                         -------------------------------------
                                                         December 29, December 30, December 31,
                                                             2002         2001         2000
                                                         ------------ ------------ ------------
Revenues
   Restaurant sales.....................................     99.7 %       99.5 %       99.5 %
   Management fees......................................      0.3 %        0.5 %        0.5 %
                                                            ------       ------       ------
                                                            100.0 %      100.0 %      100.0 %
                                                            ------       ------       ------
Cost and expenses
   Cost of sales (1)....................................     33.5 %       37.1 %       37.8 %
   Labor and other related expenses (1).................     31.0 %       30.8 %       31.1 %
   Other restaurant operating expenses (1)..............     22.9 %       21.0 %       21.8 %
                                                            ------       ------       ------
   Total restaurant costs and expenses (1)..............     87.4 %       88.9 %        90.7%
                                                            ------       ------       ------
   General and administrative expenses..................      7.5 %        8.3 %        8.0 %
   Depreciation and amortization........................      2.3 %        3.0 %        3.0 %
   Provision for store closings.........................      0.0 %        2.3 %        1.1 %
   Provision for impairment of goodwill.................      0.4 %        0.0 %        0.0 %
   Provision for impairment of assets...................      0.2 %        3.9 %        4.4 %
                                                            ------       ------       ------
Income (loss) from operations...........................      2.3 %        -6.0%        -6.8%
Interest expense, net...................................     -1.1 %       -0.8 %       -0.9 %
Gain on preferred stock conversion......................      0.0 %        1.0 %        0.0 %
Other income (expense), net.............................      0.0 %       -0.8 %        0.2 %
Elimination of minority partner interest................     -0.5 %       -0.4 %       -0.3 %
                                                            ------       ------       ------
Income(loss) before benefit (provision) for income taxes      0.7 %       -7.0 %       -7.8 %
Income tax benefit (expense)............................      0.7 %        1.7 %       -2.5 %
                                                            ------       ------       ------
Net income (loss).......................................      1.4 %       -5.3 %      -10.3 %
                                                            ======       ======       ======

--------
(1) As a percentage of restaurant sales.

RESULTS OF OPERATIONS

Fiscal 2002 versus Fiscal 2001

   Total revenues for Fiscal 2002 were $47,228,000 as compared to $57,529,000 for Fiscal 2001. The $10,301,000 or 17.9% decrease in revenues primarily was due to operating one-third fewer restaurants during and after the second quarter of Fiscal 2001, and, to a lesser extent, a 7.2% decrease in same store sales. Our revenues consisted of restaurant sales of the Company-owned restaurants and management and licensing fees on sales at the managed restaurants. Our food sales and liquor sales accounted for 88% and 12% of revenues, respectively, for the fiscal year ended December 29, 2002. Comparisons of same store sales include only stores, which were operating during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

   The cost of restaurant sales as a percentage of restaurant sales decreased to 33.5% for Fiscal 2002 from 37.1% for Fiscal 2001. This decrease primarily was due to the declining commodity costs of seafood, primarily shrimp, coupled with a menu that emphasizes higher margin items. Additionally, we enhanced our in-store controls of inventory through better utilization of a perpetual inventory system. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

   Labor and other related expenses as a percentage of restaurant sales increased to 31.0% during Fiscal 2002 as compared to 30.8% for Fiscal 2001. This increase primarily was due to an increase in management labor as a percentage of sales caused by lower unit sales volumes and the implementation of a management bonus program. Fiscal 2001 included $102,000 in severance pay primarily related to Midwest store closings. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits and taxes.

   Other restaurant operating expenses as a percentage of restaurant sales increased to 22.9% for Fiscal 2002 as compared with 21.0% for Fiscal 2001. The increase primarily was due to increased media advertising and local store marketing costs along with an increase in expenditures in restaurant maintenance. Other restaurant operating expenses generally consist of advertising, costs associated with area directors, supplies, repairs and maintenance, rent and other occupancy costs and utilities.

   General and administrative expenses as a percentage of revenues decreased to 7.5% for Fiscal 2002 as compared with 8.3% for Fiscal 2001. The decrease was primarily attributed to reorganization and downsizing of administrative and supervisory staff in the second quarter of Fiscal 2001 which included a one-time nonrecurring charge of $150,000 for severance pay. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

   Depreciation and amortization expenses as a percentage of revenues were 2.3% for Fiscal 2002 and 3.0% for Fiscal 2001. In Fiscal 2001, goodwill was amortized under a straight-line, useful life concept; in Fiscal 2002, a provision for impairment of goodwill was recognized. The provision for impairment of goodwill was $206,000 or 0.4% of revenues during Fiscal 2002; goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which the Company adopted in 2002.

   A provision for store closings of $1,333,000 or 2.3% of revenues was recognized in Fiscal 2001. These one-time charges, which consist primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants are located, related primarily to Shells restaurants closed in the Midwest.

   The provision for impaired assets was $110,000 or 0.2% of revenues for Fiscal 2002 as compared to $2,259,000 or 3.9% of revenues for Fiscal 2001. In the fourth quarter of Fiscal 2002 and the first and fourth quarters of Fiscal 2001, we recorded the pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The asset impairment charge in the fourth quarter of Fiscal 2002 related to three Florida restaurants that were previously not written down. We discontinued the operations of under-performing units, including closing six units during each of the first and second quarters of Fiscal 2001 and licensing an additional three units to others during the second quarter of Fiscal 2001. The asset impairment charge in the first quarter of Fiscal 2001 of $1,582,000 related to the closure or licensing of these restaurants. The asset impairment charge in the fourth quarter of Fiscal 2001 of $677,000 related to four restaurants in Florida that were identified as under-performing units. The write-downs were necessitated by the current period operating losses and the projected cash flows of the restaurants, many of which were negative.

   Interest expense was $570,000 in Fiscal 2002 compared to $500,000 in Fiscal 2001. The Company recorded a one-time charge of $106,000 in the first quarter of Fiscal 2002 relating to the previously reported $2,000,000 financing transaction. Exclusive of this non-recurring charge, interest expense was $464,000 in Fiscal 2002. The reduction was primarily related to debt repayments associated with store closures in Fiscal 2001 and related property dispositions through Fiscal 2002.

   In Fiscal 2001, a gain of $588,000 was recognized upon the cancellation of $669,000 of trade indebtedness in exchange for preferred stock.

   The Other Expense in Fiscal 2002 was $3,000 as compared to $476,000 in Fiscal 2001. In Fiscal 2001, a loss of $283,000 was recognized on the sale of a restaurant site in Delray Beach, Florida and $156,000 for settlements of various general liability claims.

   A benefit from income taxes of $327,000 was recognized in Fiscal 2002 compared to $1,001,000 in Fiscal 2001. The benefit in both years related to a refund application to recover tax payments of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

   As a result of the factors discussed above, income from operations for Fiscal 2002 was $1,108,000 compared to a loss from operations for Fiscal 2001 of $3,430,000. Exclusive of non-recurring items, the Company's income from operations was $1,218,000 for Fiscal 2002 compared to $414,000 for Fiscal 2001. The Company's net income for Fiscal 2002 was $677,000 compared to a net loss of $3,019,000 for Fiscal 2001. Exclusive of non-recurring items, net income in Fiscal 2002 was $575,000 compared to a net loss in Fiscal 2001 of $481,000.

   The results for the Fiscal years of 2002 and 2001 included non-recurring income of $102,000 and charges of $2,538,000, respectively. Non-recurring income in Fiscal 2002 included the net effect of $318,000 in additional income tax refunds received partially offset by a $110,000 write down of impaired assets to their estimated fair value, and recognition of $106,000 in imputed interest expense from the warrants issued as part of the financing transaction. Non-recurring charges in Fiscal 2001 included the net effect of a $2,259,000 write down of impaired assets to their estimated fair value, store closing and restructuring costs of $1,585,000 and a loss recognized from the disposition of property of $283,000, offset in-part by an increase in income tax refunds receivable of $1,001,000 and a $588,000 gain on debt forgiveness related to the conversion of debt to preferred stock

Fiscal 2001 versus Fiscal 2000

   Total revenues for Fiscal 2001 were $57,529,000 as compared to $90,442,000 for Fiscal 2000. The $32,913,000 or 36.4% decrease in revenues primarily was due to the closing of 16 restaurants during the first seven months of Fiscal 2001 and, to a lesser extent, a 13.1% decrease in same store sales. Our food sales and liquor sales accounted for 89% and 11% of revenues, respectively, for the fiscal year ended December 30, 2001.

   The cost of restaurant sales as a percentage of restaurant sales decreased to 37.1% for Fiscal 2001 from 37.8% for Fiscal 2000. This decrease primarily was due to the declining commodity costs of seafood, primarily shrimp and crab products in the third and fourth quarters, coupled with a new menu rolled out during the fourth quarter which emphasized higher margin items.

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

   General and administrative expenses as a percentage of revenues increased to 8.3% for Fiscal 2001 as compared with 8.0% for Fiscal 2000. The increase was primarily attributed to inefficiencies resulting from lower sales volumes in Fiscal 2001 and a one-time nonrecurring charge of $150,000 for severance pay related to reorganization and downsizing of administrative personnel.

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

   The provision for impaired assets was $2,259,000 or 3.9% of revenues for Fiscal 2001 as compared to $3,978,000 or 4.4% of revenues for Fiscal 2000. In the first and fourth quarters of Fiscal 2001 and the third quarter of Fiscal 2000, we recorded pre-tax charges relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. We discontinued the operations of under-performing units, including closing six units during each of the first and second quarters of Fiscal 2001 and licensing an additional three units to others during the second quarter of Fiscal 2001. The asset impairment charge in the first quarter of Fiscal 2001 of $1,582,000 related to the closure or licensing of these restaurants. The asset impairment charge in the fourth quarter of Fiscal 2001 of $677,000 related to four restaurants in Florida that were identified as under-performing units. The asset impairment charge in Fiscal 2000 related to eight restaurants, six in the Midwest and two in the Florida markets.

   The Other Expense of $476,000 for Fiscal 2001 as compared to other income of $145,000 for Fiscal 2000 was primarily attributable to the disposition of two restaurants. In Fiscal 2001, a loss of $283,000 was recognized on the sale of a restaurant site in Delray Beach, Florida and $156,000 for settlements of various general liability claims. In Fiscal 2000, we recognized a $238,000 gain on the disposition of our leasehold interest in the Western Hills, Ohio restaurant.

   A benefit from income taxes of $1,001,000 was recognized in Fiscal 2001 compared to a provision for income taxes of $2,304,000 for Fiscal 2000. The $1,001,000 benefit related to the recognition of income tax refunds resulting from the carry back of net operating losses, reflecting the recapture of taxes paid as early as Fiscal 1996, as permitted under the Economic Stimulus Package adopted March 2002. Of the tax benefit, Shells estimated $850,000 would be refunded in Fiscal 2002; the refund of $1,176,000 was received in July 2002. The $2,304,000 provision for income taxes in Fiscal 2000, despite the operating losses, was due to the increase in the valuation allowance related to the uncertainty of realizing certain tax assets.

   As a result of the factors discussed above, our loss from operations decreased by $2,696,000 to a loss from operations of $3,430,000 for Fiscal 2001 as compared with a loss from operations of $6,125,000 for Fiscal 2000. Exclusive of non-recurring store closing and asset impairment charges of $3,592,000 in Fiscal 2001 and $4,961,000 in Fiscal 2000, income from operations for Fiscal 2001 was $414,000 and loss from operations for Fiscal 2000 was $4,371,000.

   The net loss for Fiscal 2001 was $3,019,000 as compared with a net loss of $9,332,000 for Fiscal 2000. Exclusive of non-recurring items, net loss was $481,000 in Fiscal 2001 compared to $2,875,000 in Fiscal 2000.

   The results of the Fiscal years of 2001 and 2000 included non-recurring charges of $2,538,000 and $6,457,000, respectively. Non-recurring charges in Fiscal 2001 included the net effect of a $2,259,000 write down of impaired assets to their estimated fair value, store closing and restructuring costs of $1,585,000 and a loss recognized from the disposition of property of $283,000, offset in-part by an increase in income tax refunds receivable of $1,001,000 and a $588,000 gain on debt forgiveness related to the conversion of debt to preferred stock. Non-recurring charges in Fiscal 2000 included the net effect of a $3,978,000 write down of impaired assets to their estimated fair value, a deferred income tax charge of $1,734,000 and store closing costs of $983,000, offset in-part by a $238,000 gain on the sale of property.

LIQUIDITY AND CAPITAL RESOURCES

   The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

                                                       2002    2001     2000
                                                      ------ -------  -------
  Net cash provided by operating activities.......... $  444 $   780  $   970
  Net cash provided by (used in) investing activities    325   1,086   (1,774)
  Net cash provided by (used in) financing activities    730  (2,158)    (875)
                                                      ------ -------  -------
  Net increase (decrease) in cash.................... $1,499 $  (292) $(1,679)
                                                      ====== =======  =======

   As of December 29, 2002, our current liabilities of $6,313,000 exceeded our current assets of $3,197,000, resulting in a working capital deficiency of $3,116,000. In comparison, as of December 30, 2001, our working capital deficiency was $7,580,000 from current liabilities of $10,068,000 exceeding current assets of $2,488,000. Although our operating leverage has improved, we may still encounter operating pressures from increasing seafood commodity costs or additional restaurant disposition costs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investing of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

   During Fiscal 2002, our cash position increased by $1,499,000. Net cash provided by operating activities totaled $444,000 and cash provided by investing activities was $325,000, which related to the disposition of one restaurant site net of asset purchases. The net cash provided by financing activities was $730,000, which resulted from $3,043,000 in borrowings (consisting of the $2,000,000 private financing transaction, $667,000 from the refinancing of a Florida property, and $377,000 in annually recurring insurance financing arrangements) offset by $2,313,000 in debt repayments (consisting of $842,000 from the sale and disposition of the Indianapolis, Indiana property, $312,000 from the balloon payment of a mortgage on a Florida property, and $1,159,000 for recurring loan and insurance financing payments).

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

   We had a $1,000,000 line of credit available until January 31, 2001, which was re-extended to January 31, 2002, through Mr. Adler. As consideration for granting a line of credit, the expiration date of certain then outstanding warrants to purchase common stock held by Mr. Adler or related parties was extended to January 31, 2002. In May 2001, the line of credit was withdrawn in view of the closure of several restaurants and our restructuring of the company, as well as our inability to supply security for any borrowing at that time. Subsequently, the extended warrants were abandoned.

   On March 9, 2002, the Economic Stimulus Package was signed into law. This program allows for, among other initiatives, the lengthening of the carry back period allowed for net operating losses from two years to five years. An income tax refund of $1,176,000 was received in July 2002, relating to taxes paid in Fiscal 1996 and Fiscal 1997.

   During October 2002, we refinanced two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. The loans, which bear interest at the bank's then base rate, are for terms of five years with required annual principal payments based on a 15 year amortization schedule, and a balloon payment of all then outstanding amounts due at the end of the five years. The refinancing of the Winter Haven note produced net funds to us of $375,000 after settlement of an existing mortgage. These net funds were placed into segregated accounts, as inducement for noteholder approval of the refinancing.

   We believe that cash flows from operations, coupled with the funds available from the January 31, 2002 financing transaction of $2,000,000, the income tax refund received in July 2002, and the refinancing and sale of certain properties, will be sufficient to satisfy our contemplated cash requirements for at least 12 months. We may open a new restaurant or relocate an existing restaurant in Fiscal 2003 depending on our ability to arrange additional third party financing for the project.

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

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

   The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. We have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our high concentration of restaurants in Florida (currently, all our restaurants are located in Florida). Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy and the effect of world events in general and the tourism industry in particular. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

   In addition, quarterly results have been substantially affected by the timing of restaurant closings or openings. Because of the seasonality of our business and the impact of restaurant closings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

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

   In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. " The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, a company may recognize costs related to a restructuring only when the liability is incurred. Under previous accounting principles generally accepted in the United States of America, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this statement are effective for exits and disposal activities that are initiated after December 31, 2002. The adoption of Statement No. 146 is not expected to materially affect our consolidated financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material affect on our consolidated financial statements.

   In November 2002, the FASB's Emerging Issues Task Force (EITF) discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to materially impact our consolidated financial statements.

   In December 2002, the Company adopted FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 12 for disclosure under Statement No. 148.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,286,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank's base rate.

ITEM 8.  FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report........................................................................ F-2
Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001........................... F-3
Consolidated Statements of Operations for the years (52 weeks) ended December 29, 2002, December 30,
  2001 and December 31, 2000........................................................................ F-4
Consolidated Statements of Stockholders' Equity for the years (52 weeks) ended December 29, 2002,
  December 30, 2001 and December 31, 2000........................................................... F-5
Consolidated Statements of Cash Flows for the years (52 weeks) ended December 29, 2002, December 30,
  2001 and December 31, 2000........................................................................ F-6
Notes to Consolidated Financial Statements.......................................................... F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Shells Seafood Restaurants, Inc. and Subsidiaries
Tampa, Florida

   We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and Subsidiaries (the "Company") as of December 29, 2002 and December 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years (52 weeks) ended December 29, 2002, December 30, 2001 and December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 29, 2002 and December 30, 2001 and the results of its operations and cash flows for the fiscal years (52 weeks) ended December 29, 2002, December 30, 2001 and December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida
February 28, 2003

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             December 29, 2002 December 30, 2001
                                                                             ----------------- -----------------
                                   ASSETS
Cash........................................................................   $  2,468,809      $    969,680
Inventories.................................................................        356,434           457,610
Other current assets........................................................        266,228            84,465
Receivables from related parties............................................        105,353            78,137
Deferred tax asset, net.....................................................             --                --
Income tax refund receivable................................................             --           898,338
                                                                               ------------      ------------
Total current assets........................................................      3,196,824         2,488,230
Property and equipment, net.................................................      7,682,892         8,106,500
Property held for sale, net.................................................             --         1,022,060
Prepaid rent................................................................         97,431           122,722
Other assets................................................................        407,098           426,770
Goodwill....................................................................      2,474,407         2,680,603
Deferred tax asset, net.....................................................             --                --
                                                                               ------------      ------------
TOTAL ASSETS................................................................   $ 13,858,652      $ 14,846,885
                                                                               ============      ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................................   $  2,554,854      $  4,079,396
Accrued expenses............................................................      3,033,086         3,872,266
Sales tax payable...........................................................        191,853           207,913
Current portion of long-term debt...........................................        532,857         1,908,379
                                                                               ------------      ------------
   Total current liabilities................................................      6,312,650        10,067,954
Deferred rent...............................................................      1,082,761         1,243,057
Long-term debt, less current portion........................................      1,760,054         1,633,073
Notes and deferred interest payable to related parties......................      2,123,335                --
                                                                               ------------      ------------
   Total liabilities........................................................     11,278,800        12,944,084
Minority partner interest...................................................        427,852           427,642
                                                                               ------------      ------------
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; 66,862 shares
  issued and outstanding....................................................            669               669
Common stock, $.01 par value; authorized 20,000,000 shares; 4,454,015
  shares issued and outstanding.............................................         44,540            44,540
Additional paid-in-capital..................................................     14,240,576        14,240,576
Accumulated deficit.........................................................    (12,133,785)      (12,810,626)
                                                                               ------------      ------------
   Total stockholders' equity...............................................      2,152,000         1,475,159
                                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................   $ 13,858,652      $ 14,846,885
                                                                               ============      ============

See notes to consolidated financial statements and independent auditors' report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Fiscal Years Ended
                                              -------------------------------------
                                              December 29, December 30, December 31,
                                                  2002         2001         2000
                                              ------------ ------------ ------------
REVENUES:.................................... $47,227,747  $57,529,015  $90,441,802
                                              -----------  -----------  -----------
COST AND EXPENSES:
   Cost of sales.............................  15,777,572   21,238,497   33,984,212
   Labor and other related expenses..........  14,585,378   17,628,305   28,028,095
   Other restaurant operating expenses.......  10,773,494   12,046,775   19,635,070
   General and administrative expenses.......   3,564,828    4,751,248    7,212,051
   Depreciation and amortization.............   1,102,221    1,701,518    2,702,630
   Provision for store closings..............          --    1,333,271    1,026,953
   Provision for impairment of goodwill......     206,196           --           --
   Provision for impairment of assets........     110,000    2,259,137    3,978,000
                                              -----------  -----------  -----------
                                               46,119,689   60,958,751   96,567,011
                                              -----------  -----------  -----------
INCOME (LOSS) FROM OPERATIONS................   1,108,058   (3,429,736)  (6,125,209)
                                              -----------  -----------  -----------
OTHER INCOME (EXPENSE):
   Interest expense..........................    (569,928)    (500,165)    (977,329)
   Interest income...........................      36,058       18,212      188,494
   Gain on preferred stock conversion........          --      588,386           --
   Other (expense) income, net...............      (2,743)    (476,001)     145,857
                                              -----------  -----------  -----------
                                                 (536,613)    (369,568)    (642,978)
                                              -----------  -----------  -----------
INCOME (LOSS) BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES..........     571,445   (3,799,304)  (6,768,187)
ELIMINATION OF MINORITY PARTNER INTEREST.....    (221,319)    (221,131)    (259,428)
                                              -----------  -----------  -----------
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR
  INCOME TAXES...............................     350,126   (4,020,435)  (7,027,615)
BENEFIT (PROVISION) FOR INCOME TAXES.........     326,715    1,001,415   (2,304,000)
                                              -----------  -----------  -----------
NET INCOME (LOSS)............................ $   676,841  $(3,019,020) $(9,331,615)
                                              ===========  ===========  ===========
BASIC NET INCOME (LOSS) PER SHARE OF COMMON
  STOCK...................................... $      0.15  $     (0.68) $     (2.10)
                                              ===========  ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING...................   4,454,015    4,454,015    4,454,015
                                              ===========  ===========  ===========
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON
  STOCK...................................... $      0.07  $     (0.68) $     (2.10)
                                              ===========  ===========  ===========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING...................  10,259,188    4,454,015    4,454,015
                                              ===========  ===========  ===========

See notes to consolidated financial statements and independent auditors' report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Preferred Stock   Common Stock    Additional    Retained
                             --------------- -----------------  Paid-in      Earnings
                             Shares  Amount   Shares   Amount   Capital      (deficit)      Total
                             ------  ------  --------- ------- ----------- ------------  -----------
Balance at January 2, 2000..                 4,454,015 $44,540 $14,161,010 $   (459,991) $13,745,559
   Net loss.................                                                 (9,331,615)  (9,331,615)
                                             --------- ------- ----------- ------------  -----------
Balance at December 31, 2000                 4,454,015  44,540  14,161,010   (9,791,606)   4,413,944
   Net loss.................                                                 (3,019,020)  (3,019,020)
   Issuance of preferred
     stock.................. 66,862   $669                          79,566                    80,235
                             ------   ----   --------- ------- ----------- ------------  -----------
Balance at December 30, 2001 66,862    669   4,454,015  44,540  14,240,576  (12,810,626)   1,475,159
   Net income...............                                                    676,841      676,841
                             ------   ----   --------- ------- ----------- ------------  -----------
Balance at December 29, 2002 66,862   $669   4,454,015 $44,540 $14,240,576 $(12,133,785) $ 2,152,000
                             ======   ====   ========= ======= =========== ============  ===========




See notes to consolidated financial statements and independent auditors' report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Fiscal Years Ended
                                                            ----------------------------------------------------
                                                            December 29, 2002 December 30, 2001 December 31, 2000
                                                            ----------------- ----------------- -----------------
OPERATING ACTIVITIES:
   Net income (loss).......................................    $   676,841       $(3,019,020)      $(9,331,615)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization...........................      1,102,765         1,701,518         2,702,630
   Provision for impairment of goodwill....................        206,196                --                --
   Provision for impairment of assets......................        110,000         2,259,137         3,978,000
   Loss (gain) on sale of assets...........................          6,956           279,743          (118,553)
   Gain on preferred stock conversion......................             --          (588,386)               --
   Minority partner interest...............................            210           (21,369)         (140,572)
   Changes in assets and liabilities:
       Decrease in inventories.............................        101,176           549,910            21,804
       (Increase) decrease in receivables from related
         parties...........................................        (27,216)          118,018            (4,627)
       (Increase) decrease in other assets.................       (113,631)          392,290           348,161
       Decrease (increase) in tax refunds
         receivable........................................        898,338          (898,338)               --
       Decrease in deferred tax assets.....................             --           855,000         2,304,000
       Decrease in prepaid rent............................         25,291            50,400            71,307
       (Decrease) increase in accounts payable.............     (1,524,542)        1,302,476          (309,684)
       (Decrease) increase in accrued expenses.............       (841,950)       (1,512,352)        1,569,637
       Decrease in sales tax payable.......................        (16,060)         (148,126)         (113,022)
       Decrease in deferred rent...........................       (160,296)         (540,937)           (7,631)
                                                               -----------       -----------       -----------
       Total adjustments...................................       (232,763)        3,798,984        10,301,450
                                                               -----------       -----------       -----------
   Net cash provided by operating activities...............        444,078           779,964           969,835
                                                               -----------       -----------       -----------
INVESTING ACTIVITIES:
   Proceeds from sale of assets............................      1,091,324         2,892,146           251,383
   Purchase of property and equipment......................       (766,772)       (1,806,057)       (2,025,742)
                                                               -----------       -----------       -----------
   Net cash provided by (used in) investing
     activities............................................        324,552         1,086,089        (1,774,359)
                                                               -----------       -----------       -----------
FINANCING ACTIVITIES:
   Proceeds from debt financing............................      3,043,817           350,527           245,532
   Repayment of debt.......................................     (2,313,318)       (2,508,837)       (1,119,990)
                                                               -----------       -----------       -----------
   Net cash provided by (used in) financing
     activities............................................        730,499        (2,158,310)         (874,458)
                                                               -----------       -----------       -----------
   Net increase (decrease) in cash.........................      1,499,129          (292,257)       (1,678,982)
CASH AT BEGINNING OF PERIOD................................        969,680         1,261,937         2,940,919
                                                               -----------       -----------       -----------
CASH AT END OF PERIOD......................................    $ 2,468,809       $   969,680       $ 1,261,937
                                                               ===========       ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest..................................    $   445,793       $   451,028       $   981,668
   Cash (received) paid for income taxes, net..............    $(1,216,438)      $  (941,299)      $    96,500
   Note receivable on sale of assets.......................    $   100,000       $        --       $        --

See notes to consolidated financial statements and independent auditors' report.

   Non-cash operating and investing activities:

  . Shells transferred $121,224 from other assets into property and equipment for assets placed in service during 2000.

  . Shells transferred $43,794 from other assets into property and equipment for assets placed in service during 2002.

  . During 2000, Shells relieved $299,664 of the FAS 144 Allowance to absorb prepaid rent costs incurred in prior years relating to current year store closings.

  . Losses on disposals of assets of $61,209 were applied against reserves for store closings in 2001.

  . Gains, net of losses, on disposals of assets of $144,153 were applied against reserves for store closings in 2002.

  . During 2001, Shells relieved $3,925,000 of the FAS 144 Allowance relating to disposed units.

  . During 2002, Shells relieved $3,789,595 of the FAS 144 Allowance relating to disposed units.

  . Shells increased equity by $80,235 for the value of trade payables converted to Preferred Stock net of the Gain on Preferred Stock conversion of $588,386 in October 2001.

  . Property held for sale of $1,022,060 on December 30, 2001 was sold during 2002.



See notes to consolidated financial statements and independent auditors' report.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

   Basis of Presentation -- At December 29, 2002, Shells Seafood Restaurants, Inc. and subsidiaries managed and operated 28 full service, casual dining seafood restaurants in Florida under the name "Shells". We closed one restaurant during the third quarter of 2002.

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

   Fiscal Year -- Our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. Each of the Fiscal years ended December 29, 2002 ("Fiscal 2002"), December 30, 2001 ("Fiscal 2001"), and December 31, 2000
("Fiscal 2000") were 52 weeks.

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

   Property and Equipment -- Property and equipment are stated at cost less the provision for impairment and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and buildings are depreciated over the shorter of the lease term or the estimated useful life and range from five to 30 years. Useful lives for equipment, furniture and fixtures, and signs range from three to 10 years.

   Property held for sale -- Property held for sale as of December 30, 2001 was sold during Fiscal 2002. The property was stated at cost less the provision for impairment and depreciation that approximated the net realizable value on December 30, 2001. The building and equipment were depreciated using the straight-line method over the estimated useful lives of the assets. The building was depreciated over 30 years and the useful lives for equipment, furniture and fixtures, and signs ranged from five to 10 years.

   Goodwill -- The excess of the cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. was recognized as goodwill. Prior to Fiscal 2002, goodwill was amortized on the straight-line basis over 20 years; the use of a 20-year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants. During Fiscal 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142 whereby goodwill is evaluated periodically for possible impairment and written-down to fair value if impaired.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   Impairment of Long-lived Assets -- Property and equipment, goodwill and other intangible assets are reviewed quarterly or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by the estimated future undiscounted cash flows. The impairment write-down is the difference between the carrying amounts and the fair value of those assets. If the total of future undiscounted cash flows is less than the carrying amount of goodwill, property, fixtures and equipment, the carrying amount is written down to the fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

   Income Taxes -- Shells uses the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. On March 9, 2002, the Economic Stimulus Package was signed into law. This program allows for, among other initiatives, the lengthening of the carry back period allowed for net operating losses from two years to five years. Shells recognized an estimate of the income tax benefit and receivable in Fiscal 2001 and an additional income tax benefit was recognized in Fiscal 2002 when the refund was received, relating to the recovery of taxes paid in Fiscal 1996 and Fiscal 1997.

   Net income (loss) per share of common stock -- Net income (loss) per common share is computed in accordance with FASB No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. The basic net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding. The diluted net loss per common share is computed by dividing net loss by the weighted average common shares outstanding excluding common stock equivalents, as they would be anti-dilutive.

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

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

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

   In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. " The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, a company may recognize costs related to a restructuring only when the liability is incurred. Under previous accounting principles generally accepted in the United States of America, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this statement are effective for exits and disposal activities that are initiated after December 31, 2002. Based on our current plans, the adoption of Statement No. 146 is not expected to materially affect our consolidated financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material affect on our consolidated financial statements.

   In November 2002, the FASB's Emerging Issues Task Force (EITF) discussed Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue No. 02-16 provides guidance

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to materially impact our consolidated financial statements.

   In December 2002, the Company adopted FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 12 for required disclosures under Statement No. 148.

   Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

2.  Other Current Assets

   Other current assets consist of the following:

                                      December 29, December 30,
                                          2002         2001
                                      ------------ ------------
                 Prepaid expenses....   $161,655     $79,133
                 Note receivable.....    100,000          --
                 Other current assets      4,573       5,332
                                        --------     -------
                                        $266,228     $84,465
                                        ========     =======

3.  Property and Equipment

   Property and equipment consist of the following:

                                               December 29, December 30,  December 31,
                                                   2002         2001          2000
                                               ------------ ------------  ------------
Leasehold improvements........................ $ 5,137,973  $  5,196,352  $  6,606,815
Equipment.....................................   5,869,198     6,495,742     7,773,637
Furniture and fixtures........................   3,321,961     3,736,200     4,312,349
Land and buildings............................   2,541,397     2,541,397     5,696,387
Signage.......................................     542,001       730,837     1,012,777
                                               -----------  ------------  ------------
                                                17,412,530    18,700,528    25,401,965
Less accumulated depreciation and amortization  (9,729,638)  (10,594,028)  (11,236,438)
                                               -----------  ------------  ------------
                                               $ 7,682,892  $  8,106,500  $ 14,165,527
                                               ===========  ============  ============

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   Property held for sale of $1,022,000 as of December 30, 2001, net of accumulated depreciation and amortization of $285,000, consisted of a building, land and equipment in Indianapolis, Indiana. This restaurant site was licensed and operated by the Lark Group between April 2001 and January 2002. The site was sold in June 2002. Property held for sale in the prior year was:

                                                         December 30,
                                                             2001
                                                         ------------
          Land and building.............................  $  993,326
          Equipment.....................................     161,826
          Furniture and fixtures........................     138,788
          Signage.......................................      13,566
                                                          ----------
                                                           1,307,506
          Less accumulated depreciation and amortization    (285,446)
                                                          ----------
                                                          $1,022,060
                                                          ==========

4.  Accrued Expenses

   Accrued expenses consist of the following:

                                         December 29, December 30,
                                             2002         2001
                                         ------------ ------------
             Accrued payroll............  $  967,375   $  708,799
             Accrued insurance..........     693,280    1,084,627
             Restaurant closing expenses     652,961      913,560
             Other......................     381,238      709,110
             Unearned revenue...........     330,632      449,370
             Accrued interest...........       7,600        6,800
                                          ----------   ----------
                                          $3,033,086   $3,872,266
                                          ==========   ==========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

5.  Long-Term Debt

   Long-term debt consists of the following:

                                                                                      December 29, December 30,
                                                                                          2002         2001
                                                                                      ------------ ------------
Finance agreements, collateralized by equipment, principal and interest due monthly
  through January 2004, interest rates ranging from 6.8%--8.0%.......................  $  297,521  $   755,542
$1,000,000 promissory note with a bank collateralized by real property previously owned by the Company. Interest was payable monthly based on the Wall Street
  Journal published prime rate minus 0.50%. Principal was payable monthly based on a 15 year amortization with unpaid principal due April 2002. The interest rate
  was 8.5% at December 30, 2001......................................................          --      842,000
$667,500 promissory note with a bank collateralized by real property owned by the
  Company. Interest is payable monthly based on the Colonial Bank Base Rate.
  Principal is payable $3,709 monthly with all unpaid principal due in September
  2007. The interest rate was 4.25% at December 29, 2002.............................     660,082           --
$700,000 promissory note with a bank collateralized by real property owned by the
  Company. Interest was payable monthly through October 2002 based on the Wall
  Street Journal published prime rate minus 0.50%. The note was renewed in
  October 2002 with interest payable monthly based on the Colonial Bank Base
  Rate. Principal is payable $3,900 monthly with all unpaid principal due in
  September 2007. The interest rates were 4.25% and 8.5% at December 29, 2002
  and December 30, 2001, respectively................................................     625,471      654,299
$655,000 promissory note collateralized by real property owned by the Company.
  Payments are $8,000 monthly with unpaid principal due May 2008. The interest
  rate is fixed at 10.0%.............................................................     529,565      570,869
$850,000 promissory note with a bank collateralized by equipment owned by the
  Company. Interest was payable monthly through April 2002 based on the Wall
  Street Journal published prime rate minus 0.50%. The note was renegotiated in
  April 2002 and interest is payable at 8.5% monthly. Principal is payable $3,095 monthly through March 2003. The interest rates were 8.5% and 9.0% at
  December 29, 2002 and December 30, 2001, respectively..............................       9,285       46,667
$453,000 promissory note with a bank collateralized by real property owned by the
  Company. Interest was payable monthly based on the prime rate plus 1%.
  Principal was payable $2,520 monthly with a balloon payment in September
  2002. The interest rate was 5.75% at December 30, 2001.............................          --      304,575
$540,000 non-interest bearing note, principal payable in variable monthly installments through December 2004. The balances are net of imputed interest of
  $13,407 and $ 28,227 at December 29, 2002 and December 30, 2001,
  respectively, at 11%. The note is collateralized by a leasehold interest in certain
  property and fixed assets of the Company...........................................     109,541      153,936
$500,000 non-interest bearing note, principal was payable in variable annual installments with a balloon payment of $100,000 paid in September 2002, net of imputed interest of $9,327 at December 30, 2001 at 9%. The note was collateralized by a leasehold interest in certain property and fixed assets of the
  Company............................................................................          --       90,673
Finance agreement, collateralized by equipment, principal and interest due quarterly
  through October 2003, at 10% fixed interest rate...................................      61,446      122,891
                                                                                       ----------  -----------
                                                                                        2,292,911    3,541,452
Less current portion.................................................................    (532,857)  (1,908,379)
                                                                                       ----------  -----------
                                                                                       $1,760,054  $ 1,633,073
                                                                                       ==========  ===========

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   The annual maturities of debt as of December 29, 2002 are as follows:


                             2003......    532,857
                             2004......    223,596
                             2005......    146,998
                             2006......    152,830
                             2007......    988,284
                             Thereafter    248,346
                                        ----------
                                        $2,292,911
                                        ==========

   Shells was in compliance with its loan covenants as of December 29, 2002.

   Effective January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. The two investors in this financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing were used for working capital. Notes and deferred interest payable to these related parties were:

                                                                             December 29,
                                                                                 2002
                                                                             ------------
$2,000,000 of secured promissory notes due January 31, 2005 bearing interest at 15%, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full................................  $2,000,000
Deferred interest due on January 31, 2005...................................     123,355
                                                                              ----------
                                                                              $2,123,355
                                                                              ==========

   A reclassification of deferred interest payable of $18,000, $54,000, and $88,000 has been recorded as of March 30, 2002, June 30, 2002, and September 29, 2002, respectively. The effect of this reclassification is to reduce accrued expenses and increase notes and deferred interest payable to related parties in each of the periods as noted.

6.  Commitments and Contingencies

   Prior to January 1, 1995, Shells agreed to pay $520,000 and $540,000 over 10 year periods as inducements to obtain leases for certain restaurant sites. These amounts, net of interest imputed at 9% and 11%, respectively, have been recorded as prepaid rent and are being amortized over the terms of the leases. The $520,000 inducement was comprised of two notes, one for $20,000 which expired several years ago and one for $500,000 which expired in September 2002 with a final principal balloon payment of $100,000 consisting of $91,000 principal and $9,000 imputed interest. The $540,000 note expires in December 2004 with annual principal payments of $62,000 and $47,000 in 2003 and 2004, respectively.

   With the exception of three operating restaurants, Shells conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for Shells to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES amounts. Total rent expense under all leases was $2,469,000, $3,014,000 and $4,591,000, for Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively, which included contingent rent of $100,000, $209,000 and $375,000, respectively. The approximate future minimum aggregate rental payments under such operating leases as of December 29, 2002 are as follows:

                             2003......   2,111,072
                             2004......   2,061,783
                             2005......   1,754,978
                             2006......   1,302,992
                             2007......     869,948
                             Thereafter   2,662,943
                                        -----------
                                        $10,763,716
                                        ===========

   These leases expire at various dates through the year 2015 but contain renewal options for additional periods.

   During Fiscal 2001, Shells entered into an employment agreement with David
W. Head, President and Chief Executive Officer that included a salary of $242,000 per year. The term of the employment agreement is three years, and thereafter renews automatically on the respective one-year anniversary dates, unless either party provides notice of intent not to renew. The agreement also provided for the grant of employee options to purchase 360,000 shares of common stock, which partially vest each month over a four-year period.

   In February 2001, the Board of Directors decided not to renew or extend any employment contracts existing at that time, including the employment contract of Warren R. Nelson, and then officers Arthur J. DeAngelis and Norma Karter. Mr. Nelson continues to hold a letter agreement from the Board of Directors clarifying his severance arrangement, if applicable.

   During 1996, Shells entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined ("royalty"), of each of the restaurants opened and continuing to be operated by Shells at each of the six sites through the end of the initial terms of the respective leases. Of the six sites originally leased, five sites continue to be leased. The base terms expire at various dates between 2003 and 2015. The royalty expense related to these restaurants was $99,000, $110,000 and $120,000 for Fiscal 2002, Fiscal 2001, and Fiscal 2000,
respectively.

   Shells is subject to legal proceedings, claims and liabilities that arose in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

7.  Minority Partner Interest

   Shells has a 51% equity interest in a joint venture partnership that owns and operates the Shells restaurant located in Melbourne, Florida. Shells entered into the joint venture partnership in March 1994 with WLH Investments, Inc., a corporation owned by the wife of our then President, who was a Director of Shells until February 2002. We have a 51% equity interest and WLH Investments has the remaining 49%. As a condition of the joint venture partnership, WLH Investments contributed $400,000 in capital on March 1, 1994. The profits, as defined in the joint venture agreement, of the joint venture partnership are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments, (ii) 100% of the next $60,000 is allocated to Shells, if

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES available, and (iii) any excess over the $120,000 is allocated 51% to Shells and 49% to WLH Investments. All losses are allocated in accordance with the ownership percentages.

   Our share of the joint venture partnership profits was $235,000, $237,000, and $249,000, during Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively. In addition, the joint venture partnership paid us $177,000, $180,000, and $201,000 in management and license fees for Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively.

   The joint venture agreement, which was effective March 1994, as amended March 1995, contains a purchase option for Shells to purchase the WLH Investments interest in the joint venture partnership, or conversely, for WLH Investments to put their interest in the joint venture partnership to Shells, for a purchase price of $750,000 payable by the issuance of our common stock having a value of $750,000. The option is exercisable at any time following the date our common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through December 29, 2002.

8.  Stockholders' Equity

   Shells had a $1,000,000 line of credit available until January 31, 2001, which was re-extended to January 31, 2002 through Frederick R. Adler, its former chairman. As consideration for granting Shells a line of credit, the expiration date of certain then outstanding warrants to purchase common stock held by Mr. Adler or related parties was extended to January 31, 2002. In May 2001, our line of credit was withdrawn in view of the closure of several restaurants and restructuring of Shells, as well as the inability to supply security for any borrowing at that time. Subsequently, the extended warrants were abandoned.

   Effective January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. The two investors in this financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing were used for working capital.

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

   To date, no dividends have been declared or paid on our Common Stock. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

9.  Convertible Preferred Stock

   On October 24, 2001, Shells issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness by trade creditors of Shells. The shares were issued exclusively to "accredited investors" as defined in Rule 501(a) under the Securities Act. Shells did not receive any cash proceeds in connection with the issuance of the Series A Preferred Stock.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   Each share of Series A Preferred Stock is convertible by the holder, at any time commencing October 24, 2002 into five shares of our Common Stock. The Series A Preferred Stock has a liquidation preference equal to $10.00 per share, plus any declared but unpaid dividends. Dividends on the Series A Preferred Stock, payable in cash at the rate of 5% of the Liquidation Value ($10.00) per annum, are payable annually, when, as and if declared by the Board of Directors of Shells out of funds legally available for the payment of dividends. Dividends on the Series A Preferred Stock are not cumulative. To date, no dividends have been declared or paid on the Series A Preferred Stock.

   During January 2003, investors converted 3,314 shares of Preferred Stock into 16,570 shares of Common Stock.

10.  Income Taxes

   The components of the provision (benefit) for income taxes for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 are as follows:

                                              Fiscal Years Ended
                                    -------------------------------------
                                    December 29, December 30, December 31,
                                        2002         2001         2000
                                    ------------ ------------ ------------
     Federal
        Current....................  $(326,715)  $  (984,800) $        --
        Deferred...................         --            --   (2,218,000)
                                     ---------   -----------  -----------
                                      (326,715)     (984,800)  (2,218,000)
                                     ---------   -----------  -----------
     State
        Current....................         --       (16,615)          --
        Deferred...................         --            --     (261,000)
                                     ---------   -----------  -----------
                                            --       (16,615)    (261,000)
                                     ---------   -----------  -----------
     Tax asset valuation allowance.         --            --    4,783,000
                                     ---------   -----------  -----------
     Income tax (benefit) provision  $(326,715)  $(1,001,415) $ 2,304,000
                                     =========   ===========  ===========

   Our effective tax rate is composed of the following for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively:

                                                   Fiscal Years Ended
                                         ------------------------------------
                                         December 29, December 30, December 31,
                                             2002         2001         2000
                                         ------------ ------------ ------------
Federal statutory rate..................     34.0 %      (34.0 )%     (34.0 )%
State income tax, net of federal benefit       3.5         (3.5)        (3.5)
FICA tip credits........................     (64.3)        (4.5)        (5.9)
Goodwill amortization...................        --          5.0          1.0
Goodwill impairment write-down..........      58.9           --           --
Valuation allowance and other adjustment    (125.4)        12.1         75.2
                                            ------       ------       ------
Effective income tax (benefit) provision    (93.3 )%     (24.9 )%      32.8 %
                                            ======       ======       ======

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   During Fiscal 2001, Shells decreased the valuation allowance by $706,000. The valuation allowance reserves for all tax assets except those subject to recovery through carrybacks resulting from the Economic Stimulus Package. This new law, effective March 9, 2002 allows for the carry back of net operating losses for up to five years. This change in tax law was expected to provide Shells with a tax refund in Fiscal 2002 of approximately $850,000, which resulted in a significant portion of the reduction in the valuation allowance. As of December 30, 2001, a valuation allowance of $4,904,000 offset the deferred tax asset. Actual tax refund received during Fiscal 2002 was approximately $1,176,000.

   As of December 29, 2002, Shells has net operating loss carryforwards for federal income tax purposes of approximately $6,500,000, which expire between Fiscal 2006 and Fiscal 2022. Shells also has approximately $1,900,000 of general business credits to carry forward, which expire by Fiscal 2022. Shells had an ownership change in Fiscal 2002 as defined by Internal Revenue Code
Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $75,000 per year. Any portion of the $75,000 amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation on carryforward of net operating losses and credits. Approximately $6,100,000 of our net operating loss carryforwards and approximately $1,700,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $6,300,000 of the $7,800,000 in net operating loss carryforwards and credits will expire without benefit to Shells.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

                                                           December 29, 2002
                                                  ----------------------------------
                                                   Current   Non-current    Total
                                                  ---------- ----------- -----------
Basis difference in fixed assets and other assets            $  728,000  $   728,000
Accrued liabilities..............................    690,000    411,000    1,101,000
Net operating loss carryforwards.................             2,460,000    2,460,000
General business credits.........................             2,018,000    2,018,000
                                                  ---------- ----------  -----------
                                                     690,000  5,617,000    6,307,000
Valuation allowance..............................                         (6,307,000)
                                                                         -----------
                                                                         $        --
                                                                         ===========

                                                           December 30, 2001
                                                  ----------------------------------
                                                   Current   Non-current    Total
                                                  ---------- ----------- -----------
Basis difference in fixed assets and other assets $       -- $1,525,000  $ 1,525,000
Accrued liabilities..............................  1,002,000    492,000    1,494,000
Net operating loss carryforwards.................         --  1,067,000    1,067,000
General business credits.........................         --  1,668,000    1,668,000
                                                  ---------- ----------  -----------
                                                   1,002,000  4,752,000    5,754,000
Valuation allowance..............................                         (4,904,000)
                                                                         -----------
                                                                         $   850,000
                                                                         ===========

                                                           December 31, 2000
                                                  ----------------------------------
                                                   Current   Non-current    Total
                                                  ---------- ----------- -----------
Basis difference in fixed assets and other assets $       -- $1,376,000  $ 1,376,000
Accrued liabilities..............................    638,000    644,000    1,282,000
Net operating loss carryforwards.................             2,679,000    2,679,000
General business credits.........................             1,128,000    1,128,000
                                                  ---------- ----------  -----------
                                                     638,000  5,827,000    6,465,000
Valuation allowance..............................                         (5,610,000)
                                                                         -----------
                                                                         $   855,000
                                                                         ===========

11.  Related Party Transactions

   Shells manages three restaurants pursuant to a management and license agreement, which became effective July 1993. These entities are deemed to be related parties based on our ability to influence the management and operating policies of the managed restaurants. Shells provides management services and licenses our proprietary information required to operate the restaurant for a management fee originally set at 6% of restaurant sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurants requirement to make third party royalty payments. The management agreements were amended in October 2001, reducing the management fee to 4% of restaurant sales until such time that cash flow for three consecutive months is at least 80% of the cash flow for the same respective periods in Fiscal 1999. The management fee then becomes 5% of sales. The management fee increases to, and is maintained at, 6% of sales

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES when cash flow for three consecutive months is at least 90% of cash flow for the same respective periods in Fiscal 1999. The management agreements outline the respective owners' ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories and working capital. A fourth restaurant is operated by Shells, for a management fee originally at 4%, which was modified to 2% in October 2001, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by management for Shells restaurants. The aggregate management fees earned under these agreements was approximately $163,000, $271,000 and $419,000 for Fiscal 2002, Fiscal 2001,
and Fiscal 2000, respectively.

   Shells has also entered into option agreements with three of the licensees, effective July 1993, which were amended in August 1995 and October 2001, documenting the terms by which Shells can acquire the restaurants assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of our Common Stock at the prevailing market price. The option is exercisable by either party upon Shells averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through December 29, 2002.

   Effective March 23, 1999, Shells entered into a consulting agreement with Richard A. Mandell, a Director of our Board which required payment of $7,500 quarterly as compensation for consulting services. Additionally, Mr. Mandell was granted options to purchase 20,000 shares of our Common Stock at $2.00 per share, the market price on the date of grant. Mr. Mandell was paid $15,000 and $27,500 for consulting services during Fiscal 2001 and Fiscal 2000, respectively. The agreement was cancelled in April 2001.

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

   Effective January 31, 2002, Shells raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. The two investors in the financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with Shells. Banyon is an entity associated with Philip R. Chapman, Chairman of our Board of Directors, and certain family members of Frederick R. Adler. The proceeds of the financing are being used for working capital requirements.

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

   Furthermore, as part of this financing, we entered into an Investor Rights Agreement, with the two investor groups and certain other stockholders. Pursuant to this agreement, the composition of our Board of Directors is fixed at seven members and each of Banyon and Shells Investment Partners are entitled to nominate three

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES individuals to serve on our Board. This right will terminate with respect to each of Banyon and Shells Investment Partners on the earlier of (i) the date that such entity, or any legal successors thereto, ceases to own at least 13% of our issued and outstanding stock on a fully diluted basis or (ii) the date that all amounts due and payable under such entity's $1 million promissory note have been paid in full. Additionally, each of these investor groups and Frederick R. Adler and Philip R. Chapman, among others, have agreed to vote their shares, to cause these slated nominees to be elected to our Board of Directors.

   Banyon initially appointed Philip R. Chapman, Richard A. Mandell and Christopher D. Illick, all of whom were then serving as directors of our company, as Banyon's nominees for election to the Board. Shells Investment Partners initially nominated Thomas R. Newkirk, J. Stephen Gardner and John N. Giordano as its nominees for election to the Board. In addition, Messrs. Newkirk, Gardner and Giordano were appointed directors of our company, to fill the vacancies existing on the Board. David W. Head, President, serves as the remaining Board member. Effective February 11, 2002, William Hattaway resigned from our Board. Mr. Mandell resigned from the Board on March 12, 2002. Effective April 2, 2002, Michael R. Golding filled the vacancy on the Board as Banyon's nominee.

12.  Stock Compensation Plan

   At December 29, 2002, we have four stock-based employee compensation plans, which are described more fully below. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the effect on net income (loss) and earnings per share on a pro forma basis would have been immaterial.

   On September 11, 1995, our Board of Directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of 10 years. The weighted average remaining contractual life for the options outstanding at December 29, 2002 for both plans is approximately seven years. The 1995 Employee Stock Option Plan, as amended, provides for the issuance of options to purchase up to a total of 840,000 shares. The 1996 Employee Stock Option Plan provides for the issuance of options to purchase a total of 101,000 shares. As of December 29, 2002, options to purchase an aggregate of 704,725 shares were outstanding under the plans, 379,208 of which were exercisable. There were 11,001 shares purchased through the exercise of these options through Fiscal 2002. The exercise prices of the outstanding options ranged from $0.20 to $5.75.

   On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan, as amended, authorized a total of 150,000 shares to be reserved for issuance under this director's compensation plan. Shells did not grant any options under this plan during Fiscal 2002. Shells granted options to purchase 20,000 shares during each of Fiscal 2001 and Fiscal 2000, at the market price on the date of grant. As of December 29, 2002, 36,000 options were outstanding, 30,000 of which were exercisable.

   On May 21, 2002, the stockholders approved the 2002 Equity Incentive Plan allowing for grants of options to purchase up to 1,850,000 shares of Common Stock. The options generally vest over three years, one third annually on the anniversary date of the grant and have a maximum term of 10 years. The weighted average remaining contractual life for the options outstanding at December 29, 2002 is approximately nine years. As of December 29, 2002, options to purchase 1,292,484 shares were outstanding, 138,000 of which were exercisable.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

During January 2003, officers and corporate management were awarded 160,790 shares of Common Stock pursuant to a Fiscal 2002 management bonus plan.

   Option activity is summarized below:

                                                                    Weighted
                                      Number of     Option          Average
                                       Shares       Price            Price
                                      ---------  ------------- -    --------
     Outstanding at January 3, 2000..   437,043  $2.88--$11.00       $4.97
        Granted......................   265,100     0.56--2.25        1.64
        Cancelled....................  (225,051)    1.75--9.50        4.47
                                      ---------
     Outstanding at December 31, 2000   477,092    0.56--11.00        3.06
        Granted......................   618,500     0.20--0.80        0.50
        Cancelled....................  (231,567)   0.45--11.00        4.47
                                      ---------
     Outstanding at December 30, 2001   864,025    0.20--11.00        1.36
        Granted...................... 1,332,484     0.35--0.65        0.42
        Cancelled....................  (163,300)    0.22--9.50        1.53
                                      ---------
     Outstanding at December 29, 2002 2,033,209  $0.20--$ 9.50       $0.73
                                      =========

13.  Earnings (loss) Per Share

   The following table represents the computation of basic and diluted earnings
(loss) per share of Common Stock as required by FASB Statement No. 128:

                                                              Fiscal Years Ended
                                                    -------------------------------------
                                                    December 29, December 30, December 31,
                                                        2002         2001         2000
                                                    ------------ ------------ ------------
Net income (loss).................................. $   676,841  $(3,019,020) $(9,331,615)
Weighted common shares outstanding.................   4,454,015    4,454,015    4,454,015
Basic net income (loss) per share of common stock.. $      0.15  $     (0.68) $     (2.10)
Effect of dilutive securities:
Warrants...........................................   5,575,916           --           --
Stock options......................................     229,257           --           --
                                                    -----------  -----------  -----------
Diluted weighted common shares outstanding.........  10,259,188    4,454,015    4,454,015
                                                    -----------  -----------  -----------
Diluted net income (loss) per share of common stock $      0.07  $     (0.68) $     (2.10)
                                                    ===========  ===========  ===========

   Diluted net loss per common share excludes anti-dilutive stock options and warrants of 29,000 and 17,000 during Fiscal 2001 and Fiscal 2000, respectively.

14.  Provision For Impairment of Assets

   In accordance with FASB Statement No. 144, which replaced FASB Statement No. 121, Shells identified certain long-lived assets as impaired. The impairment was recognized when the future undiscounted cash flows of certain assets were estimated to be less than the assets' related carrying value. As such, the carrying values were written down to our estimates of fair value based on the best information available making whatever estimates, judgments, and projections were deemed necessary.

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

   Shells recognized write-downs of $110,000, $2,259,000 and $3,978,000 during Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively. The write-down in Fiscal 2002 related to three Florida restaurants, which were not previously written down. The write-down in Fiscal 2001 and Fiscal 2000 primarily related to the Midwest locations. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants. We have closed all but four restaurants that were deemed to have been impaired.

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

16.  Advertising and Marketing

   Shells has incurred the following costs for television, radio, billboards and local store marketing:

                                             Fiscal Years Ended
                                   -------------------------------------
                                   December 29, December 30, December 31,
                                       2002         2001         2000
                                   ------------ ------------ ------------
       Advertising and marketing..  $1,545,000   $1,296,000   $3,953,000
       As a percentage of revenues        3.3 %        2.3 %        4.4 %

17.  Subsequent Events

   A major fire occurred at a managed restaurant in North Tampa on March 3, 2003; the restaurant will be closed for several months for renovations. The managed restaurant has property insurance as well as business interruption insurance; our management fees from this managed restaurant will not be materially affected during Fiscal 2003.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Proposal--Election of Directors" in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders, expected to be held on June 3, 2003, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The section entitled "Executive Compensation" in our Proxy Statement to be filed in connection with our 2003 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Beneficial Ownership of Common Stock" in our Proxy Statement to be filed in connection with our 2003 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in our Proxy Statement to be filed in connection with our 2003 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no significant changes on the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

(1) and (2) See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

(3) Exhibits
  Exhibits Nos. 10.1, 10.2, 10.4, 10.5, 10.30, 10.31, 10.53, 10.54 and 10.55
  are management contracts, compensatory plans or arrangements.

Exhibits                                          Description
--------                                          -----------

   3.1   Certificate of Incorporation*

   3.2   Agreement and Plan of Merger, dated March 31, 1996, by and between Shells Seafood Restaurants,
         Inc., a Delaware Corporation, and Shells Seafood Restaurant, Inc., a Florida Corporation. *

   3.3   By-laws.*

   3.4   Certificate of Designation.**

   4.1   Specimen Common Stock Certificate.*

  10.1   1996 Employee Stock Option Plan.*

  10.2   1995 Employee Stock Option Plan.*

                                     III-1

Exhibits                                              Description
--------                                              -----------

  10.3   Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood
         Restaurants, Inc. and Shells, Inc.*

  10.4   1996 Stock Option Plan for Non-Employee Directors**

  10.5   2002 Equity Incentive Plan**

  10.6   First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among Shells
         Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc.*

  10.7   Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH
         Investments, Inc.*

  10.8   First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of
         Melbourne, Inc. and WLH Investments, Inc.*

  10.9   Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint
         Venture and Shells Seafood Restaurants, Inc.*

 10.10   Management and License Agreement dated July 29, 1993, between Shells of Carrollwood Village,
         Inc. and Shells Seafood Restaurants, Inc., as amended.*

 10.11   Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc. and
         Shells Seafood Restaurants, Inc., as amended.*

 10.12   Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc.
         and Shells Seafood Restaurants, Inc., as amended.*

 10.13   Amended Option Agreement dated August 10, 1995 between Shells Seafood Restaurants, Inc. and
         Shells of Carrollwood Village, Inc.*

 10.14   Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc. and
         Shells of North Tampa, Inc.*

 10.15   Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants,
         Inc. and Shells of Sarasota South, Inc.*

 10.16   Agreement for Consulting and Management Services and Licensing of Service Marks, dated October
         4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the
         Stipulation of Settlement dated December 2, 1994.*

 10.17   Asset Purchase Agreement, dated September 30, 1994 between Shells of St. Petersburg Beach, Inc.
         and the Bleckley Corporation.*

 10.18   Assignment Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc. and the
         Bleckley Corporation.*

 10.19   Promissory Note in the initial principal amount of $540,000, dated September 30, 1994 by Shells of
         St. Pete Beach, Inc. for the benefit of the Bleckley Corporation.*

 10.20   Continuing and Unconditional Guaranty by Shells Seafood Restaurants, Inc. for the benefit of the
         Bleckley Corporation.*

 10.21   Security Agreement, dated September 30, 1995 between Shells of St. Pete Beach, Inc. and the
         Bleckley Corporation.*

 10.22   Assignment Agreement, dated November 1, 1993 between Shells of Countryside Square, Inc. and
         Clearwater Food Service, Inc. (retired in Fiscal 2002 with satisfaction of debt)*

 10.23   Promissory Note in the initial principal amount of $500,000, dated November 1, 1993 by Shells of
         Countryside Square, Inc. for the benefit of Clearwater Food Service, Inc. (retired in Fiscal 2002 with satisfaction of debt)*

 10.24   Form of Directors Indemnification Agreement.*

                                     III-2

Exhibits                                               Description
--------                                               -----------

 10.25   Promissory Note in the principal amount of $453,000, dated September 4, 1996 by Shells Seafood
         Restaurants, Inc. for the benefit of Huntington National Bank of Florida. (retired in Fiscal 2002 with satisfaction of debt)**

 10.26   Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida
         LP**

 10.27   Equipment lease agreement between Captec and Shells Seafood Restaurants, Inc. (retired in Fiscal
         2002 with satisfaction of debt)**

 10.28   Loan agreement, dated January 15, 1998, between Shells Seafood Restaurants, Inc. and
         Manufacturers Bank of Florida, in the initial principal amount of $850,000.**

 10.29   Loan agreement, dated February 3, 1998, between Shells Seafood Restaurants, Inc. and
         Manufacturers Bank of Florida, in the initial principal amount of $1,000,000. (retired in Fiscal 2002 with satisfaction of debt and sale of property)**

 10.30   Letter from Board of Directors, dated January 19, 2000, clarifying severance arrangement for
         Warren R. Nelson**

 10.31   Employment Agreement, dated April 2, 2001, between David W. Head and Shells Seafood
         Restaurants, Inc.**

 10.32   Letter Agreement, dated April 17, 2001, between Shells Seafood Restaurants, Inc. and Best Que,
         LLC and Famous Ribs, Inc. regarding transfer of three Midwest restaurants**

 10.33   Secured Promissory Note, dated January 18, 2002, between Shells Seafood Restaurants, Inc., and
         Best Que, LLC**

 10.34   Management and License Agreement, dated July 11, 2001, between Shells Seafood Restaurants, Inc.
         and Best Que, LLC**

 10.35   Letter, dated, January 18, 2002 between Shells Seafood Restaurants, Inc. and Best Que, LLC and The
         Lark Group, LLC, acknowledging agreement and terms**

 10.36   Assignment and Assumption of Lease, dated January 21, 2002 between Shells Seafood Restaurants,
         Inc. and Famous Dave's Ribs, Inc. with landlord consent**

 10.37   Termination Agreement, dated February 1, 2002, between Shells Seafood Restaurants, Inc. and
         Shoney's, Inc. regarding The Lark Group, LLC lease assignment**

 10.38.. Installment Note, dated December 3, 2001, between Shells Seafood Restaurants, Inc. and Northgate
         Square Cincinnati, LLC**

 10.39.. Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells
         Seafood Restaurants, Inc. and Shells of Sarasota South, Inc.**

 10.40.. Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells
         Seafood Restaurants, Inc. and Shells of North Tampa, Inc.**

 10.41.. Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells
         Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc.**

 10.42.. Securities Purchase Agreement, dated as of January 31, 2002, by and among Shells Seafood
         Restaurants, Inc., its subsidiaries listed on the signature pages thereto, Shells Investment Partners,
         LLC and Banyon Investment, LLC***

 10.43.. Security Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed in the signature pages thereto, Shells Investment Partners, LLC and Banyon
         Investment, LLC***

                                     III-3

Exhibits                                               Description
--------                                               -----------

 10.44.. Investor Rights Agreement, dates as of January 31, 2002, among Shells Seafood Restaurants, Inc.,
         Shells Investment Partners. LLC, Banyon Investment, LLC and the shareholders listed on Schedule I thereto***

 10.45.. Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Banyon Investment,
         LLC***

 10.46.. Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Shells Investment
         Partners, LLC***

 10.47.. Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Banyon Investment, LLC***

 10.48.. Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Shells Investment Partners, LLC***

 10.49.. Loan agreement, dated October 8, 2002, between Shells Seafood Restaurants, Inc. and Colonial Bank
         (previously known as Manufacturers Bank of Florida), in the initial principal amount of $667,500.

 10.50.. Loan agreement, dated October 25, 2002, between Shells of Melbourne, Joint Venture and Colonial
         Bank (previously known as Manufacturers Bank of Florida), in the renewal principal amount of
         $635,506.

 10.51.. Settlement Agreement and Release, dated February 27, 2003, between Shells Seafood Restaurants,
         Inc. and The Lark Group, L.L.C., Best Que, L.L.C, and Michael L Sloane, II in the amount of
         $188,201

 10.52.. Distribution Agreement, dated August 28, 2002, between Shells Seafood Restaurants, Inc. and
         Performance Food Group, LLC

 10.53.. Consulting Agreement, dated March 21, 2003, between Shells Seafood Restaurants, Inc. and George
         Heaton

 10.54.. Amendment to the Non-Employee Director Stock Option Plan, as approved October 23, 2001**

 10.55   Amendment to the 1995 Employee Stock Option Plan, as approved October 23, 2001**

 21      Subsidiaries of the Registrant.*

 99.1    Press release dated February 11, 2002 that relates to the $2,000,000 financing transaction effective on
         January 31, 2002.***

 99.2    Officer Certification Under Section 906 of Sarbanes-Oxley Act of 2002

--------
* Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Registration Statement on Form S-1 (File No. 333-1600).
** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 10-K or 10-KA for the fiscal year ended December 30, 2001.
*** Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated February 11, 2002.

   (b) Reports on Form 8-K

   None

   (c) Exhibits

   None


                                     III-4

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHELLS SEAFOOD RESTAURANTS, INC.

Dated: March 21, 2003

                                                              /s/  WARREN R. NELSON
                                             By: ----------------------------------
                                                       Executive Vice President of Finance,
                                                 Chief Financial Officer, Treasurer and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

      /S/ DAVID W. HEAD        President and Chief Executive  March 21, 2003
-----------------------------    Officer, Director (Chief
        David W. Head            Executive Officer)

    /S/ WARREN R. NELSON       Executive Vice President of    March 21, 2003
-----------------------------    Finance, Chief Financial
      Warren R. Nelson           Officer, Treasurer and
                                 Secretary (Chief Financial
                                 Officer)

    /S/ PHILIP R. CHAPMAN      Chairman of the Board          March 21, 2003
-----------------------------
      Philip R. Chapman

   /S/ J. STEPHEN GARDNER      Director                       March 21, 2003
-----------------------------
     J. Stephen Gardner

    /S/ JOHN N. GIORDANO       Director                       March 21, 2003
-----------------------------
      John N. Giordano

   /S/ MICHAEL R. GOLDING      Director                       March 21, 2003
-----------------------------
     Michael R. Golding

  /S/ CHRISTOPHER D. ILLICK    Director                       March 21, 2003
-----------------------------
    Christopher D. Illick

    /S/ THOMAS R. NEWKIRK      Director                       March 21, 2003
-----------------------------
      Thomas R. Newkirk


                                     III-5

                                CERTIFICATIONS

I, David W. Head, certify that:

1. I have reviewed this annual report on Form 10-K of Shells Seafood Restaurants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003


                                                       /s/   DAVID W. HEAD
                                                  -----------------------------
                                                          David W. Head
                                                      President, and Chief
                                                        Executive Officer

                                CERTIFICATIONS

I, Warren R. Nelson, certify that:

1. I have reviewed this annual report on Form 10-K of Shells Seafood Restaurants, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003


                                                     /s/   WARREN R. NELSON
                                                  -----------------------------
                                                        Warren R. Nelson
                                                     Chief Financial Officer