Form 10-Q
period 2003-03-30
SHELLS SEAFOOD RESTAURANTS INC
filed 2003-05-14
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____________ to _____________

Commission File No. 0-28258

SHELLS SEAFOOD RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	65-0427966

(State or other jurisdiction of incorporation or organization)	(IRS) Employer Identification Number

16313 North Dale Mabry Highway, Suite 100, Tampa, FL 33618

(Address of principal executive offices) (zip code)

(813) 961-0944

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Class	Outstanding at April 30, 2003

Common stock, $0.01 par value	4,631,375

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Index

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 30, 2003	December 29, 2002

	(Unaudited)
ASSETS
Cash	$2,772,198	$2,468,809
Inventories	415,432	356,434
Other current assets	781,818	266,228
Receivables from related parties	71,843	105,353
Deferred tax asset, net	—	—

Total current assets	4,041,291	3,196,824
Property and equipment, net	7,630,260	7,682,892
Prepaid rent	87,293	97,431
Other assets	409,991	407,098
Goodwill	2,474,407	2,474,407
Deferred tax asset, net	—	—

TOTAL ASSETS	$14,643,242	$13,858,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,361,468	$2,554,854
Accrued expenses	2,846,214	3,033,086
Sales tax payable	329,157	191,853
Current portion of long-term debt	767,964	532,857

Total current liabilities	6,304,803	6,312,650
Deferred rent	1,068,464	1,082,761
Long-term debt, less current portion	1,735,234	1,760,054
Notes and deferred interest payable to related parties	2,152,477	2,123,335

Total liabilities	11,260,978	11,278,800
Minority partner interest	446,180	427,852

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; 63,548 and 66,862 shares issued and outstanding, respectively	635	669
Common stock, $0.01 par value; authorized 20,000,000 shares; 4,470,585 and 4,454,015 shares issued and outstanding, respectively	44,706	44,540
Additional paid-in-capital	14,240,444	14,240,576
Retained earnings (deficit)	(11,349,701)	(12,133,785)

Total stockholders’ equity	2,936,084	2,152,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,643,242	$13,858,652

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	13 Weeks Ended

	March 30, 2003	March 31, 2002

REVENUES	$13,011,985	$14,128,869

COST AND EXPENSES:
Cost of revenues	4,222,839	4,669,777
Labor and other related expenses	3,856,608	4,095,418
Other restaurant operating expenses	2,829,525	3,032,825
General and administrative expenses	839,739	824,803
Depreciation and amortization	260,793	275,240
Provision for impairment of goodwill	—	51,549

	12,009,504	12,949,612

INCOME FROM OPERATIONS	1,002,481	1,179,257

OTHER INCOME (EXPENSE):
Interest expense	(126,822)	(195,842)
Interest income	4,614	5,820
Other expense, net	(21,785)	800

	(143,993)	(189,222)

INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	858,488	990,035
ELIMINATION OF MINORITY PARTNER INTEREST	(74,404)	(64,364)

INCOME BEFORE PROVISION FOR INCOME TAXES	784,084	925,671
PROVISION FOR INCOME TAXES	—	—

NET INCOME	$784,084	$925,671

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.18	$0.21

Diluted	$0.07	$0.11

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	4,468,764	4,454,015

Diluted	11,790,878	8,451,979

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended

	March 30, 2003	March 31, 2002

OPERATING ACTIVITIES:
Net income	$784,084	$925,671
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	2,352	—
Depreciation and amortization	260,793	275,240
Provision for impairment of goodwill	—	51,549
Minority partner interest	18,328	12,624
Changes in assets and liabilities:
Increase in inventories	(58,998)	(77,780)
Decrease in receivables from related parties	33,510	18,152
Increase in other assets	(526,974)	(353,218)
Decrease in prepaid rent	10,138	12,600
Decrease in income tax refunds receivable	—	40,000
Decrease in deferred tax asset	—	—
Decrease in accounts payable	(193,386)	(753,435)
(Decrease) increase in accrued expenses	(161,033)	114,133
Increase in sales tax payable	137,304	165,497
Decrease in deferred rent	(14,297)	(6,897)

Total adjustments	(492,263)	(501,535)

Net cash provided by operating activities	291,821	424,136

INVESTING ACTIVITIES:
Purchase of property and equipment	(198,719)	(112,463)

Net cash used in investing activities	(198,719)	(112,463)

FINANCING ACTIVITIES:
Proceeds from debt financing	506,585	2,304,317
Repayment of debt	(296,298)	(254,356)

Net cash provided by financing activities	210,287	2,049,961

Net increase in cash	303,389	2,361,634
CASH AT BEGINNING OF PERIOD	2,468,809	969,680

CASH AT END OF PERIOD	$2,772,198	$3,331,314

Supplemental disclosure of cash flow information:
Cash paid for interest	$97,678	$88,637
Cash refunds received for income taxes	$—	$(40,000)
Note receivable on sale of assets	$—	$100,000

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TOTAL

	Shares	Amount	Shares	Amount

Balance at December 29, 2002	66,862	$669	4,454,015	$44,540	14,240,576	$(12,133,785)	$2,152,000
Net income						784,084	784,084
Preferred stock converted to common stock	(3,314)	(34)	16,570	166	(132)		—

Balance at March 30, 2003	63,548	$635	4,470,585	$44,706	$14,240,444	$(11,349,701)	$2,936,084

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended December 29, 2002 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.

NOTE 2.     EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

	13 Weeks Ended

	March 30, 2003	March 31, 2002

Net income applicable to common stock	$784,084	$925,671

Weighted common shares outstanding	4,468,764	4,454,015
Basic net income per share of common stock	$0.18	$0.21
Effect of dilutive securities:
Warrants	6,715,284	3,915,618
Stock options	606,830	82,346

Diluted weighted common shares outstanding	11,790,878	8,451,979

Diluted net income per share of common stock	$0.07	$0.11

The earnings per share calculation excluded 770,423 and 630,894 options during the first quarter of 2003 and 2002, respectively, as the exercise price of the options were greater than the average market price of the common shares.

NOTE 3.     STOCK COMPENSATION PLANS

At March 30, 2003, we have four stock-based employee compensation plans.  We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the effect on net income and earnings per share on a pro forma basis would have been immaterial.

NOTE 4.     NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements.  Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64 amended Statement No. 4, and is no longer necessary because Statement No. 4 has been rescinded.  Statement No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.   Statement No.145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects.  Statement No. 145 also makes technical corrections to existing pronouncements. The adoption of Statement No. 145 did not materially affect our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, in general, a company may recognize costs related to a restructuring only when the liability is incurred. Under previous US GAAP, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this statement are effective for exits and disposal activities that are initiated after December 31, 2002.  The adoption of Statement No. 146 did not materially affect our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45,  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”  Interpretation No.  45 supersedes Interpretation No. 34,  “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees.  The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively.  The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.  The adoption of Interpretation No. 45 did not materially affect our consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue No. 02-16,  “Accounting by a Reseller for Cash Consideration Received from a Vendor.”  Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus.  Adoption of the consensus reached in November 2002 related to Issue No. 02-16 did not materially affect our consolidated financial statements.

In December 2002, the Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of Statement No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  See Note 3 for disclosure under Statement No. 148.

In January 2003, the FASB issued a pronouncement, Financial Interpretation Number 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This FIN deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. Corporations must fully consolidate assets and liabilities covered by FIN 46 in their Financial Statements in the first fiscal year or interim period beginning after June 15, 2003. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately.  Adoption of FIN 46 is not expected to materially impact our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively.   Adoption of FASB Statement 149 is not expected to materially impact our consolidated financial statements.

NOTE 5.     SUBSEQUENT EVENTS

On April 28, 2003, the Company awarded 160,790 shares of common stock to key management personnel under a management incentive plan relating to fiscal 2002 performance pursuant to the 2002 Equity Incentive Plan.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages which the items in the Company’s Consolidated Statements of Income bear to total revenues.

	13 Weeks Ended

	March 30, 2003	March 31, 2002

REVENUES	100.0%	100.0%

COST AND EXPENSES:
Cost of revenues	32.5%	33.1%
Labor and other related expenses	29.6%	29.0%
Other restaurant operating expenses	21.7%	21.5%

Total restaurant costs and expenses	83.8%	83.6%

General and administrative expenses	6.5%	5.8%
Depreciation and amortization	2.0%	1.9%
Provision for impairment of goodwill	0.0%	0.4%

Income from operations	7.7%	8.3%

Interest expense, net	-0.9%	-1.3%
Other expense, net	-0.2%	0.0%
Elimination of minority partner interest	-0.6%	-0.5%

Income before provision for taxes	6.0%	6.5%
Provision for income taxes	0.0%	0.0%

Net income	6.0%	6.5%

RESULTS OF OPERATIONS

13 weeks ended March 30, 2003 and March 31, 2002

Revenues. Total revenues for the first quarter of 2003 were $13,012,000 as compared to  $14,129,000 for the first quarter of 2002.  The $1,117,000, or 7.9% decrease in revenues was primarily due to a 5.7% decrease in comparable store sales, and to a lesser extent the closing of one restaurant during the third quarter of 2002.  Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues.  The cost of revenues as a percentage of revenues decreased to 32.5% for the first quarter of 2003 from 33.1% for the first quarter of 2002.  This decrease primarily was due to favorable food costs, operational improvements and lower distribution costs.  The Company is continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor and other related expenses.  Labor and other related expenses as a percentage of revenues increased to 29.6% during the first quarter of 2003 as compared to 29.0% for the first quarter of 2002.  This increase was primarily due to a reduction in operating leverage caused by lower sales volumes and increases in health insurance costs.

Other restaurant operating expenses.   Other restaurant operating expenses as a percentage of revenues increased to 21.7% for the first quarter of 2003 as compared with 21.5% for the first quarter of 2002.  The increase primarily was due to a reduction in operating leverage caused by lower sales volumes and increases in general liability and property insurance costs.

General and administrative expenses.  General and administrative expenses of $840,000 or 6.5% of revenues for the first quarter of 2003 increased from $825,000 or 5.8% of revenues for the first quarter of 2002, primarily due to increases in consulting fees.

 Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues increased to 2.0% for the first quarter of 2003 from 1.9% in the first quarter of 2002.  The percentage increase primarily was due to the reduction in sales volume.

Provision for impairment of goodwill.   There was no provision for impairment of goodwill in the first quarter of 2003.  The provision for impairment of goodwill was $52,000 or 0.4% of revenues during the first quarter of 2002; goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which the Company adopted in 2002.

Interest expense.  Interest expense was $127,000 in the first quarter of 2003 compared to $196,000 in the first quarter of 2002.  The Company recorded a non-recurring charge of $106,000 in the first quarter of 2002 relating to the issuance of warrants on January 31, 2002 as part of the $2,000,000 financing transaction.  Exclusive of the non-recurring charge, interest expense was $127,000 for the first quarter of 2003 compared to $90,000 for the first quarter 2002.  The increase was primarily related to larger loan balances outstanding.

Provision for income taxes.  No provision for income taxes was recognized for the first quarter of 2003 or 2002.

Income from operations and net income.  As a result of the factors discussed above, the Company had income from operations of $1,002,000 for the first quarter of 2003 compared to $1,179,000 for the first quarter of 2002. The Company had net income of $784,000 for the first quarter of 2003 compared to $926,000 for the first quarter of 2002.  Exclusive of nonrecurring charges of $106,000 in the first quarter of 2002, net income was $1,032,000 for the first quarter of 2002.

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

Cost of revenues.  The cost of revenues as a percentage of revenues decreased to 33.1% for the first quarter of 2002 from 37.6% for the first quarter of 2001.  This decrease primarily was due to operational improvements and lower shrimp and crab costs.

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

Other restaurant operating expenses.   Other restaurant operating expenses as a percentage of revenues increased to 21.5% for the first quarter of 2002 as compared with 21.2% for the first quarter of 2001.  The increase primarily was due to a reduction in operating leverage related to lower sales volumes.

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

Depreciation and amortization.  Depreciation and amortization expense as a percentage of revenues decreased to 1.9% for the first quarter of 2002 from 2.5% in the first quarter of 2001.  The decrease primarily was due to the reduced basis of property and equipment resulting from the recognition of asset impairments in the first and fourth quarters of 2001 and the discontinuance of goodwill amortization in 2002.

Provision for impairment of goodwill.   The provision for impairment of goodwill was $52,000 or 0.4% of revenues during the first quarter of 2002; goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which the Company adopted in 2002.

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

Interest expense.  The Company recorded a non-recurring charge of $106,000 in the first quarter of 2002 relating to the issuance of warrants on January 31, 2002 as part of the $2,000,000 financing transaction.  Exclusive of the non-recurring charge, interest expense was $90,000 for the first quarter of 2002 compared to $187,000 in the first quarter of 2001.  The reduction was primarily related to debt repayments associated with stores closed in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2003, the Company’s current liabilities of $6,305,000 exceeded its current assets of $4,041,000, resulting in a working capital deficiency of $2,264,000.  In comparison, the December 29, 2002 working capital deficiency was $3,116,000.   The improvement in the working capital deficiency was primarily related to the favorable operating results in the first quarter of 2003.

The Company was negatively impacted in Fiscal 2002 by the ongoing costs of divestiture of its Midwest locations.  Such divestiture costs had an adverse affect on the Company’s cash position. Historically, the Company has generally operated with minimal or negative working capital as a result of the investment of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 13 weeks ended March 30, 2003 was $292,000 compared to  $424,000 for the comparable period in 2002.  The net decrease of $132,000 was primarily due to a decrease in net income.

The cash used in investing activities was $199,000 for the 13 weeks ended March 30, 2003 compared to  $112,000 for the same period in 2002; or a net increase of $87,000 due to an increase in expenditures for capital improvements.

The cash provided by financing activities was $210,000 for the 13 weeks ended March 30, 2003 compared to $2,050,000 for the comparable period in 2002.  In 2002, the Company completed a $2 million private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock.

SEASONALITY

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. The Company has experienced fluctuations in its quarter-to-quarter operating results due primarily to its high concentration of restaurants in Florida.  Business in Florida is influenced by seasonality due to various factors which include but are not limited to weather conditions in Florida relative to other areas of the U.S., the health of Florida’s economy and the effect of world events in general and on the tourism industry in particular.  The Company’s restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

In addition, quarterly results have been, and in the future could be, affected by the timing and conditions under which restaurants are closed.  Because of the seasonality of the Company’s business and the impact of restaurant closures and openings, if applicable, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,267,000 in outstanding debt with banks that is based on variable rates.  Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

Item 4. – Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Corporation’s internal controls or in other factors known to us that could significantly affect internal controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 1 – Legal Proceedings

          On May 29, 2001, a lawsuit was filed in the Court of Common Pleas of Clermont County, Ohio by Cin-Beech, LLC, the landlord of a closed restaurant located in Cincinnati.  This restaurant was closed in April 2001.  In July 2001, the Company entered into a lease termination agreement with the landlord.   Pursuant to the lease termination agreement, we paid $50,000 in termination fees and $39,000 for rents and real estate taxes owed; and were obligated to pay an additional $50,000 within 30 days in exchange for a simultaneous written release from the landlord. The landlord refused to provide the written release as required and, therefore, Shells did not pay the additional $50,000 for which it was prepared to pay. The landlord has since demanded $236,000.  The landlord sold the property in October 2002 to an unrelated third party.  We believe the demand for additional damages is inappropriate and we intend to vigorously defend our position.

Item 2 – Changes in Securities and Use of Proceeds

During January 2003, investors converted 3,314 shares of Preferred Stock into 16,570 shares of Common Stock. This was a stock for stock transaction.

Item 3 – Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the current quarter

The Company filed a current report on Form 8-K, Item 12, regarding a press release on May 2, 2003 announcing operating results for the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ DAVID W. HEAD

Date May 13, 2003	David W. Head President and Chief Executive Officer

/s/ WARREN R. NELSON

Date May 13, 2003	Warren R. Nelson Executive Vice President and Chief Financial Officer

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ DAVID W. HEAD

David W. Head President and Chief Executive Officer

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ WARREN R. NELSON

Warren R. Nelson Chief Financial Officer