Form 10-Q
period 2003-06-29
SHELLS SEAFOOD RESTAURANTS INC
filed 2003-08-13
CIK 935066

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 29, 2003
__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________to __________

                       Commission File No. 0-28258

                     SHELLS SEAFOOD RESTAURANTS, INC.
             ------------------------------------------------------
            (Exact  name of registrant as specified in its charter)

         DELAWARE                                    65-0427966
----------------------------------     --------------------------------
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

Indicate by check mark whether the Registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).    Yes [  ]  No [X]


      Class                          Outstanding at July 30, 2003
-------------------------------      -----------------------------
Common stock, $0.01 par value                4,631,375

              SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                    Index


Part I.  Financial Information                                Page Number

    Item 1.  Financial Statements

         Consolidated Balance Sheets                              3

         Consolidated Statements of Income                        4-5

         Consolidated Statements of Cash Flows                    6

         Consolidated Statement of Stockholders' Equity           7

         Notes to Consolidated Financial Statements               8-11

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   12-16

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                           16

    Item 4. Controls and Procedures                               16-17

Part II.  Other Information                                       18-19

Signatures                                                        20

Exhibit Index                                                     21

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)
                                         June 29, 2003       December 29, 2002
                                      --------------------  --------------------
ASSETS
Cash                                   $        2,253,446    $        2,468,809
Inventories                                       397,244               356,434
Other current assets                              921,375               266,228
Receivables from related parties                  104,378               105,353
                                      --------------------  --------------------
  Total current assets                          3,676,443             3,196,824

Property and equipment, net                     7,573,221             7,682,892
Goodwill                                        2,474,407             2,474,407
Other assets                                      482,087               504,529
                                      --------------------  --------------------
TOTAL ASSETS                           $       14,206,158    $       13,858,652
                                      ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                       $        2,094,756    $        2,554,854
Accrued expenses                                2,668,826             3,033,086
Sales tax payable                                 237,916               191,853
Current portion of long-term debt                 578,253               532,857
                                      --------------------  --------------------
  Total current liabilities                     5,579,751             6,312,650

Notes and deferred interest payable
 to related parties                             2,194,333             2,123,335
Long-term debt, less current portion            1,666,627             1,760,054
Deferred rent                                   1,061,370             1,082,761
                                      --------------------  --------------------
  Total liabilities                            10,502,081            11,278,800

Minority partner interest                         459,499               427,852
                                      --------------------  --------------------


STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value;
 authorized 2,000,000 shares; 63,548
 and 66,862 shares issued and
 outstanding, respectively                            635                   669
Common stock, $0.01 par value;
 authorized 20,000,000 shares;
 4,631,375 and 4,454,015 shares
 issued and outstanding, respectively              46,313                44,540
Additional paid-in-capital                     14,303,152            14,240,576
Retained earnings (deficit)                   (11,105,522)          (12,133,785)
                                      --------------------  --------------------
  Total stockholders' equity                    3,244,578             2,152,000
                                      --------------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                $       14,206,158    $       13,858,652
                                      ====================  ====================


                   See accompanying notes to consolidated financial statements.

                 SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     13 Weeks Ended
                                         ---------------------------------------
                                           June 29, 2003         June 30, 2002
                                         ------------------  -------------------
REVENUES                                  $     11,901,337    $      12,508,630
                                         ------------------  -------------------
COST AND EXPENSES:
  Cost of revenues                               3,926,727            4,244,906
  Labor and other related expenses               3,496,061            3,743,467
  Other restaurant operating expenses            2,880,211            2,682,438
  General and administrative expenses              874,015              962,831
  Depreciation and amortization                    263,293              279,166
  Provision for impairment of goodwill                 -                 51,549
                                         ------------------  -------------------
                                                11,440,307           11,964,357
                                         ------------------  -------------------


INCOME FROM OPERATIONS                             461,030              544,273
                                         ------------------  -------------------

OTHER INCOME (EXPENSE):
  Interest expense                                (118,843)            (127,936)
  Interest income                                    3,531               10,290
  Other expense, net                               (31,585)             (28,082)
                                         ------------------  -------------------
                                                  (146,897)            (145,728)
                                         ------------------  -------------------

INCOME BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES                314,133              398,545

ELIMINATION OF MINORITY PARTNER INTEREST          ( 69,953)            ( 57,532)
                                         ------------------  -------------------

INCOME BEFORE PROVISION FOR INCOME TAXES           244,180              341,013

BENEFIT FROM INCOME TAXES                              -                318,377
                                         ------------------  -------------------
NET INCOME                                $        244,180    $         659,390
                                         ==================  ===================

NET INCOME PER SHARE OF COMMON STOCK:
  Basic                                   $           0.05    $            0.15
                                         ==================  ===================
  Diluted                                 $           0.02    $            0.06
                                         ==================  ===================

AVERAGE WEIGHTED NUMBER OF COMMON SHARES
 OUTSTANDING:
  Basic                                          4,561,797            4,454,015
                                         ==================  ===================
  Diluted                                       11,466,292           11,194,642
                                         ==================  ===================

                   See accompanying notes to consolidated financial statements.

                      SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     26 Weeks Ended
                                         ---------------------------------------
                                           June 29, 2003         June 30, 2002
                                         ------------------  -------------------
REVENUES                                  $     24,913,322    $      26,637,499
                                         ------------------  -------------------
COST AND EXPENSES:
  Cost of revenues                               8,149,567            8,914,683
  Labor and other related expenses               7,352,669            7,838,885
  Other restaurant operating expenses            5,709,736            5,715,263
  General and administrative expenses            1,713,754            1,787,634
  Depreciation and amortization                    524,086              554,406
  Provision for impairment of goodwill                 -                103,098
                                         ------------------  -------------------
                                                23,449,812           24,913,969
                                         ------------------  -------------------


INCOME FROM OPERATIONS                           1,463,510            1,723,530
                                         ------------------  -------------------

OTHER INCOME (EXPENSE):
  Interest expense                                (245,665)            (323,778)
  Interest income                                    8,145               16,110
  Other expense, net                               (53,370)             (27,282)
                                         ------------------  -------------------
                                                  (290,890)            (334,950)

INCOME BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES              1,172,620            1,388,580

ELIMINATION OF MINORITY PARTNER INTEREST          (144,357)            (121,896)
                                         ------------------  -------------------

INCOME BEFORE PROVISION FOR INCOME TAXES         1,028,263            1,266,684

BENEFIT FROM INCOME TAXES                              -                318,377
                                         ------------------  -------------------
NET INCOME                                $      1,028,263    $       1,585,061
                                         ==================  ===================

NET INCOME PER SHARE OF COMMON STOCK:
  Basic                                   $           0.23    $            0.36
                                         ==================  ===================
  Diluted                                 $           0.09    $            0.16
                                         ==================  ===================

AVERAGE WEIGHTED NUMBER OF COMMON SHARES
 OUTSTANDING:
  Basic                                          4,507,906            4,454,015
                                         ==================  ===================
  Diluted                                       11,413,529            9,789,563
                                         ==================  ===================


                    See accompanying notes to consolidated financial statements.

                     SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                    26 Weeks Ended
                                                         ----------------------------------------
                                                            June 29, 2003       June 30, 2002
                                                         -------------------  -------------------
OPERATING ACTIVITIES:
 Net income                                               $       1,028,263    $       1,585,061

 Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Loss on disposal of assets                                          2,352                2,616
  Depreciation and amortization                                     524,086              554,405
  Provision for impairment of goodwill                                  -                103,098
  Minority partner interest                                          31,647               12,937

 Changes in assets and liabilities:
  Increase in inventories                                           (40,810)             (45,874)
  Decrease in receivables from related parties                          975               30,013
  Increase in other assets                                         (667,031)            (249,849)
  Decrease in prepaid rent                                           14,044               25,200
  Decrease in income tax refunds receivable                          (3,300)            (279,073)
  Decrease in deferred tax asset                                        -                    -
  Decrease in accounts payable                                     (460,098)          (1,639,773)
  Decrease in accrued expenses                                     (228,952)            (264,984)
  Increase in sales tax payable                                      46,063               46,121
  Decrease in deferred rent                                         (21,391)             (14,127)
                                                         -------------------  -------------------
 Total adjustments                                                 (802,415)          (1,719,290)
                                                         -------------------  -------------------
 Net cash provided by (used in) operating activities                 225,848            (134,229)
                                                         -------------------  -------------------
INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                      -              1,091,324
  Purchase of property and equipment                               (393,180)            (252,151)
                                                         -------------------  -------------------
  Net cash (used in) provided by investing activities              (393,180)             839,173
                                                         -------------------  -------------------
FINANCING ACTIVITIES:
  Proceeds from debt financing                                      578,585            2,304,317
  Repayment of debt                                                (626,616)          (1,351,399)
                                                         -------------------  -------------------
  Net cash (used in) provided by financing activities               (48,031)             952,918
                                                         -------------------  -------------------
  Net (decrease) increase in cash                                  (215,363)           1,657,862

CASH AT BEGINNING OF PERIOD                                       2,468,809              969,680
                                                         -------------------  -------------------
CASH AT END OF PERIOD                                     $       2,253,446    $       2,627,542
                                                         ===================  ===================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $         179,964    $         289,692
  Bonus paid in common stock                              $          64,315    $             -
  Cash paid (refunds received) for income taxes           $           3,300    $         (40,000)
  Note receivable on sale of assets                       $             -      $         100,000


                  See accompanying notes to consolidated financial statements.

                     SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                                                        ADDITIONAL        RETAINED
                      PREFERRED STOCK             COMMON STOCK          PAID-IN           EARNINGS
                    Shares       Amount        Shares       Amount      CAPITAL           (DEFICIT)         TOTAL
                 ------------ ------------  ------------ ------------  ---------------    -------------  -------------
Balance at
  December 29, 2002   66,862      $    669     4,454,015   $   44,540  14,240,576       $(12,133,785)    $ 2,152,000

Net income                                                                                 1,028,263       1,028,263

Preferred stock
  converted to
  common stock        (3,314)          (34)       16,570          166        (132)                           --

Common stock issued                              160,790        1,607       62,708                          64,315
                  ------------ ------------    ------------ ------------  ------------  --------------    -------------
Balance at
  June 29, 2003       63,548      $    635     4,631,375    $   46,313  $ 14,303,152    $(11,105,522)     $ 3,244,578



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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended December 29, 2002 filed with the United States Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.


NOTE 2.		EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board ("FASB") Statement No. 128,
"Earnings Per Share":


For the 13 weeks Ended                          June 29, 2003        June 30, 2002
                                             ----------------------------------------
Net income applicable to common stock          $       244,180      $       659,390
                                             ========================================

Weighted common shares outstanding                   4,561,797            4,454,015
Basic net income per share of common stock     $          0.05      $          0.15
Effect of dilutive securities:
   Warrants                                          6,450,642            6,344,568
   Stock options                                       453,853              396,059
                                              ----------------------------------------
Diluted weighted common shares outstanding          11,466,292           11,194,642
                                              ----------------------------------------
Diluted net income per share of common stock   $          0.02      $          0.06
                                              ========================================


For the 26 weeks ended                           June 29, 2003        June 30, 2002
                                              ----------------------------------------
Net income applicable to common stock          $     1,028,263      $     1,585,061
                                              ========================================

Weighted common shares outstanding                   4,507,906            4,454,015
Basic net income per share of common stock     $          0.23      $          0.36
Effect of dilutive securities:
   Warrants                                          6,450,642            5,110,959
   Stock options                                       454,981              224,589
                                              ----------------------------------------
Diluted weighted common shares outstanding          11,413,529            9,789,563
                                              ----------------------------------------
Diluted net income per share of common stock   $          0.09      $          0.16


The earnings per share calculations excluded warrants and options to purchase an aggregate of 545,588 and 310,827 shares of common stock during the 13 weeks ended June 29, 2003 and June 30, 2002, respectively, and warrants and options to purchase an aggregate of 541,172 and 2,193,248 shares of common stock during the 26 weeks ended June 29, 2003 and June 30, 2002, respectively, as the exercise price of the warrants and options were greater than the average market price of the common shares.


NOTE 3.     STOCK COMPENSATION PLANS

Currently, we have four stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share on a pro forma basis would have been immaterial.


NOTE 4.     COMMON STOCK

On April 28, 2003, the Company awarded 160,790 shares of common stock to key management personnel under a management incentive plan relating to fiscal 2002 performance pursuant to the 2002 Equity Incentive Plan.
Compensation expense of $104,000 was recognized in fiscal 2002 by the Company for this stock award.


NOTE 5.     NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued a pronouncement, Financial Interpretation Number 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. Corporations must fully consolidate assets and liabilities covered by FIN 46 in their financial statements in the first fiscal year or interim period beginning after June 15, 2003. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. Adoption of FIN 46 is not expected to materially impact our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. Adoption of FASB Statement 149 is not expected to materially impact our consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial
Condition and Results of Operations contains certain pro forma financial information. In all instances, management believes that use of such pro forma information is useful to investors assessing the financial condition and results of operations of the Company's core business operations because it excludes results which management believes are atypical and unlikely to occur with regularity in the future.


The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated
Statements of Income bear to total revenues.


                                           --------------------------------  ----------------------------------
                                                   13 Weeks Ended                      26 Weeks Ended
                                           --------------------------------  ----------------------------------
                                            June 29, 2003   June 30, 2002       June 29, 2003   June 30, 2002
                                           --------------- ----------------  ----------------- ----------------

REVENUES                                           100.0%          100.0%              100.0%          100.0%
                                           --------------- ----------------  ----------------- ----------------
COST AND EXPENSES:
  Cost of revenues                                  33.0%           33.9%               32.7%           33.5%
  Labor and other related expenses                  29.4%           29.9%               29.5%           29.4%
  Other restaurant operating expenses               24.2%           21.4%               22.9%           21.5%
                                           --------------- ----------------  ----------------- ----------------
                                                    86.6%           85.3%               85.1%           84.4%
                                           --------------- ----------------  ----------------- ----------------

  General and administrative expenses                7.3%            7.7%                6.9%            6.7%
  Depreciation and amortization                      2.2%            2.2%                2.1%            2.1%
  Provision for impairment of goodwill               0.0%            0.4%                0.0%            0.4%
                                           --------------- ----------------  ----------------- ----------------
Income from operations                               3.9%            4.4%                5.9%            6.5%
                                           --------------- ----------------  ----------------- ----------------
Interest expense, net                               -1.0%           -0.9%               -1.0%           -1.2%
Other expense, net                                  -0.3%           -0.2%               -0.2%           -0.1%
Elimination of minority partner interest            -0.6%           -0.5%               -0.6%           -0.5%
                                           --------------- ----------------  ----------------- ----------------
Income before provision for taxes                    2.1%            2.7%                4.1%            4.8%
Benefit from income taxes                            0.0%            2.5%                0.0%            1.2%
                                           --------------- ----------------  ----------------- ----------------
Net income                                           2.1%            5.3%                4.1%            6.0%
                                           =============== ================  ================= ================


RESULTS OF OPERATIONS

13 weeks ended June 29, 2003 and June 30, 2002

Revenues. Total revenues for the second quarter of 2003 were $11,901,000 as compared to $12,509,000 for the second quarter of 2002. The $608,000, or 4.9% decrease in revenues was primarily due to a 2.3% decrease in comparable store sales, and to a lesser extent the closing of one restaurant during the third quarter of 2002. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 33.0% for the second quarter of 2003 from 33.9% for the second quarter of 2002. This decrease primarily was due to favorable food costs, operational improvements and lower distribution costs partially offset by a non-recurring write-down of inventory of $36,000 in the second quarter of 2003. Exclusive of the non-recurring item, cost of revenues was 32.7% for the second quarter of 2003. The Company is continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues decreased to 29.4% during the second quarter of 2003 as compared to 29.9% for the second quarter of 2002. This decrease was primarily due to a second quarter 2003 non-recurring reduction in benefits and taxes relating to a reduction in the workers compensation insurance reserve (and refund) of $197,000, of which $182,000 was allocated to restaurant labor costs. Exclusive of the non-recurring item, labor as a percentage of revenues was 30.9% for the second quarter of 2003.

Other restaurant operating expenses.   Other restaurant operating
expenses as a percentage of revenues increased to 24.2% for the second quarter of 2003 as compared with 21.4% for the second quarter of 2002. The increase primarily was due to increases in general liability and property insurance costs, natural gas, electricity and contract services along with a reduction in operating leverage caused by lower sales volumes.

General and administrative expenses. General and administrative expenses of $874,000 or 7.3% of revenues for the second quarter of 2003 decreased from $963,000 or 7.7% of revenues for the second quarter of 2002, primarily due to decreases in administrative salaries partially offset by increases in consulting fees.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues was 2.2% for the second quarter of 2003 and 2002.

Provision for impairment of goodwill.   There was no provision
for impairment of goodwill in the second quarter of 2003. The provision for impairment of goodwill was $52,000 or 0.4% of revenues during the second quarter of 2002; goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which the Company adopted in 2002.

Interest expense, net. Interest expense was $115,000 in the second quarter of 2003 compared to $118,000 in the second quarter of 2002. The decrease was primarily related to the reduction of loan balances outstanding.

Benefit from income taxes. No benefit or provision for income taxes was recognized for the second quarter of 2003 based on annual projected taxable income for 2003, as adjusted for net operating loss carry forwards. A tax benefit of $318,000 was recognized in the second quarter of 2002 relating to the applicable portion of a refund of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

Income from operations and net income. As a result of the factors discussed above, the Company had income from operations of $461,000 for the second quarter of 2003 compared to $544,000 for the second quarter of 2002. Exclusive of non-recurring items, income from operations was $300,000 for the second quarter of 2003. Non-recurring items consisted of a benefit of $197,000 from workers compensation reserve adjustments, partially offset by an inventory write-down of $36,000. The Company had net income of $244,000 for the second quarter of 2003 compared to $659,000 for the second quarter of 2002. Exclusive of nonrecurring charges, net income was $83,000 in the second quarter of 2003 and $341,000 for the second quarter of 2002. The non-recurring charge for the second quarter of 2002 related to $318,000 in income tax benefits.



26 weeks ended June 29, 2003 and June 30, 2002

Revenues. Total revenues for the 26 weeks ended June 29, 2003 were $24,913,000 as compared to $26,637,000 for the 26 weeks ended June 30, 2002. The $1,724,000 or 6.5% decrease primarily was due to a reduction in same store sales of 4.0% in addition to the closing of one unit in August of 2002.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 32.7% for the 26 weeks ended June 29, 2003 from 33.5% for the comparable period in 2002. This decrease primarily relates to favorable food costs, operational improvements and lower distribution costs partially offset by a non-recurring write-down of inventory of $36,000 in 2003. Exclusive of the non-recurring item cost of revenues was 32.6% for the 26 weeks ended June 29, 2003.

Labor and other related expenses. Labor and other related expenses increased to 29.5% as a percentage of revenues for the 26 weeks ended June 29, 2003 as compared to 29.4% for the same period in 2002. This increase was primarily attributable to an increase in management labor partially offset by a 2003 non-recurring decrease in benefits and taxes relating to a reduction in the workers compensation insurance reserve (and refund) of $197,000, of which $182,000 was allocated to restaurant labor costs. Exclusive of the non-recurring item, labor and other related expenses was 30.2% for the 26 weeks ending June 29, 2003.

Other restaurant operating expenses. Other restaurant operating expenses increased to 22.9% as a percentage of revenues for the 26 weeks ended June 29, 2003 as compared with 21.5% for the same period in 2002. The increase primarily was due to a reduction in operating leverage caused by lower sales volumes and increases in general liability and property insurance costs, natural gas, and electricity costs.

General and administrative expenses. General and administrative expenses increased to 6.9% as a percentage of revenues for the 26 weeks ended June 29, 2003 as compared with 6.7% for the same period in 2002. This increase was primarily attributable to increases in consulting fees partially offset by reductions in administrative salaries.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues was 2.1% for the 26 weeks ended June 29, 2003 and June 30, 2002.

Provision for impairment of goodwill.   There was no provision
for impairment of goodwill in the 26 weeks ending June 29, 2003. The provision for impairment of goodwill was $103,000 or 0.4% of revenues during the 26 weeks ended June 30, 2002; goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which the Company adopted in 2002.

Interest expense, net.   Interest expense was $238,000 in the 26
weeks ending June 29, 2003 compared to $308,000 in the same period of 2002. The Company recorded a non-recurring charge of $106,000 in the 26 weeks ending June 30, 2002 relating to the issuance of warrants on January 31, 2002 as part of the previously reported $2,000,000 financing transaction. Exclusive of the non-recurring charge, net interest expense was $202,000 for the 26 weeks ending June 30, 2002.

Benefit from income taxes. No benefit or provision for income taxes was recognized for the 26 weeks ending June 29, 2003 compared to a tax benefit of $318,000 in the same period in 2002, relating to the applicable portion of a refund of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

Income from operations and net income. As a result of the factors discussed above, the Company's income from operations was $1,464,000 for the 26 weeks ended June 29, 2003 compared to $1,724,000 for the same period in 2002. Exclusive of non-recurring items, the Company's income from operations was $1,303,000 for the 26 weeks ended June 29, 2003. Non-recurring items consisted of a benefit of $197,000 from workers compensation reserve adjustments partially offset by an inventory
write-down of $36,000 for the 26 weeks ended June 29, 2003.   The
Company's net income for the 26 weeks ended June 29, 2003 was $1,028,000 compared to $1,585,000 in the same period in 2002. Exclusive of non-recurring items, the Company's net income was $867,000 for the 26 weeks ended June 29, 2003 compared to
$1,373,000 for the comparable period in 2002.   Non-recurring
items for the 26 weeks ended June 30, 2002 consisted of $318,000 in income tax benefits, offset by $106,000 in imputed interest expense.


LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2003, the Company's current liabilities of $5,580,000 exceeded its current assets of $3,676,000, resulting in a working capital deficiency of $1,904,000. In comparison, the December 29, 2002 working capital deficiency was $3,116,000. The improvement in the working capital deficiency was primarily related to an increase in other assets consisting of prepaid insurance of $329,000 and the receivable for the $197,000 insurance refund, coupled with reductions in accounts payable of $460,000 and accrued expenses of $229,000.

The Company was negatively impacted in fiscal 2002 by the ongoing costs of divestiture of its Midwest locations. Such divestiture costs had an adverse affect on the Company's cash position. Historically, the Company has generally operated with minimal or negative working capital as a result of the investment of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 26 weeks ended June
29, 2003 was $226,000 compared to cash used in operating activities of $134,000 for the comparable period in 2002.
The net improvement of $360,000 was primarily related to reductions in accounts payable and accrued expenses, partially offset by a reduction in net income and increases in accounts receivable and prepaid expenses.

The cash used in investing activities was $393,000 for the 26 weeks ended June 29, 2003 compared to cash provided by investing activities of $839,000 for the comparable period in 2002. We had a net increase of $141,000 in expenditures for capital improvements for 2003 compared to 2002. In 2002, we received proceeds from the sale of a Midwest property of $1,091,000.

The cash used in financing activities was $48,000 for the 26 weeks ended June 29, 2003 compared to cash provided by financing activities of $953,000 for the comparable period in 2002. In 2002, we completed a $2 million private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. Also, in 2002, we repayed existing debt of $893,000 relating to the sale of the Midwest property.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,240,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank's base rate.


Item 4. 	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 or 15d-15. Based upon that evaluation, the Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On May 29, 2001, a lawsuit was filed in the Court of Common Pleas of Clermont County, Ohio by Cin-Beech, LLC, the landlord of a closed restaurant located in Cincinnati. This restaurant was closed in April 2001. In July 2001, the Company entered into a
lease termination agreement with the landlord.   Pursuant to the
lease termination agreement, we paid $50,000 in termination fees and $39,000 for rents and real estate taxes owed; and were obligated to pay an additional $50,000 within 30 days in exchange for a simultaneous written release from the landlord. The landlord refused to provide the written release as required and, therefore, Shells did not pay the additional $50,000 for which it was prepared to pay. The landlord has since demanded $236,000, which was later reduced to $150,000. The landlord sold the property in October 2002 to an unrelated third party. We believe the demand for additional damages is inappropriate and we intend to vigorously defend our position. The court has ordered the parties to attempt settlement through mediation, which process will begin in late August 2003.


Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on June
3, 2003, the following directors were elected by the votes indicated:

Philip R. Chapman: 3,573,847 For,  3,000 Against or Withheld, 0 Abstaining
J. Stephen Gardner: 3,574,197 For,2,650 Against or Withheld, 0 Abstaining John N. Giordano: 3,574,197 For, 2,650 Against or Withheld, 0 Abstaining Michael R. Golding: 3,574,197 For, 3,150 Against or Withheld, 0 Abstaining David W. Head: 3,008,471 For, 568,376 Against or Withheld, 0 Abstaining Christopher D. Illick: 3,574,197 For, 2,650 Against or Withheld, 0 Abstaining Thomas R. Newkirk: 3,574,197 For, 2,650 Against or Withheld, 0 Abstaining


Item 5. Other Information

     Effective July 7, 2003, casual dining veteran Leslie
Christon joined the company as CEO and President.   Christon is
the former President and COO of Sutton Place Gourmet, Inc., the food market and restaurant owner of Hay Day Markets, Balducci's and Sutton Place Gourmet. Before that she served as President of On the Border Restaurants, a Brinker International casual
dining chain, from 1996-2000.   Before heading On the Border
Restaurants, Christon served as Senior Vice President of Operations for Red Lobster Restaurants, where she oversaw 127 restaurants with revenues of more than $400 million for two years. Previously she headed operations at Dallas-based El
Chico, a 100-unit Mexican restaurant chain.   Christon, no
relation to Shells' founder John Christen, got her start in the restaurant business with Steak & Ale Restaurants, holding a variety of management positions at that company during the '70s and early '80s.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.56 Employment Agreement, dated July 1, 2003, between Leslie J. Christon and Shells Seafood
Restaurants, Inc.


31.1  Certification of Leslie J. Christon, President and
Chief Executive Officer of Shells Seafood Restaurants,
Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants
Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.


31.2  Certification of Warren R. Nelson, Executive Vice
President and Chief Financial Officer of Shells Seafood
Restaurants, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells
Seafood Restaurants Inc.'s Quarterly Report on Form 10-
Q for the quarter ended June 29, 2003.


32.1  Certifications by Leslie J. Christon and Warren R.
Nelson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants,
Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.





(b) Reports on Form 8-K filed during the current quarter

The Company filed a current report on Form 8-K, Item 5, regarding a press release on June 2, 2003 announcing that CEO and President David Head has voluntarily resigned to take another position.

The Company filed a current report on Form 8-K, Item 5, regarding a press release on July 1, 2003 announcing that casual dining veteran Leslie Christon will join the company as President and CEO effective July 7, 2003.

The Company filed a current report on Form 8-K, Item 12, regarding a press release on July 25, 2003 announcing operating results for the quarter ended June 29, 2003.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SHELLS SEAFOOD RESTAURANTS, INC
                                     (Registrant)



                             /s/ Leslie J. Christon
Date:  August 13, 2003       President and Chief Executive Officer
                             (On behalf of the registrant.)


                             /s/ Warren R. Nelson
Date:  August 13, 2003       Executive Vice President and
                                Chief Financial Officer
                             (Principal Financial Officer)

            SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                         EXHIBIT INDEX


10.56	 Employment Agreement, dated July 1, 2003,
between Leslie J. Christon and Shells Seafood
Restaurants, Inc.


31.1  Certification of Leslie J. Christon, President and
Chief Executive Officer of Shells Seafood Restaurants,
Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants
Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.


31.2  Certification of Warren R. Nelson, Executive Vice
President and Chief Financial Officer of Shells Seafood
Restaurants, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells
Seafood Restaurants Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.


32.1  Certifications by Leslie J. Christon and Warren R.
Nelson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants,
Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.



                               21
<END>