Form 10-Q
period 2003-09-28
SHELLS SEAFOOD RESTAURANTS INC
filed 2003-11-12
CIK 935066

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 28, 2003
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________to __________

                    Commission File No. 000-28258

                    SHELLS SEAFOOD RESTAURANTS, INC.
       (Exact  name of registrant as specified in its charter)

      DELAWARE                                   65-0427966
(State or other jurisdiction of     (IRS) Employer Identification Number
incorporation or organization)

         16313 North Dale Mabry Highway, Suite 100,  Tampa, FL 33618
            (Address of principal executive offices) (zip code)

                                 (813) 961-0944
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x] No [ ]

Indicate by check mark whether the Registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).    Yes [  ]  No [X]


         Class                     Outstanding at October 30, 2003
 Common stock, $0.01 par value               4,631,375

              SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                              Index



Part I.    Financial Information                       Page Number

    Item 1.    Financial Statements

        Consolidated Balance Sheets                           3

        Consolidated Statements of Income                     4-5

        Consolidated Statements of Cash Flows                 6

        Consolidated Statement of Stockholders' Equity        7

        Notes to Consolidated Financial Statements            8-10

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations  11-15

    Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                              15

    Item 4.    Controls and Procedures                        15-16

Part II.    Other Information                                 17-18

Signatures                                                    19

Exhibit Index                                                 20

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                        September 28, 2003    December 29, 2002
                                       --------------------  -------------------
ASSETS
Cash                                    $       1,264,946     $      2,468,809
Inventories                                       381,456              356,434
Other current assets                              541,155              266,228
Receivables from related parties                   92,105              105,353
                                       --------------------  -------------------
   Total current assets                         2,279,662            3,196,824

Property and equipment, net                     7,476,747            7,682,892
Goodwill                                        2,474,407            2,474,407
Other assets                                      636,964              504,529
                                       --------------------  -------------------
TOTAL ASSETS                            $      12,867,780     $     13,858,652
                                       ====================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $       2,074,315     $      2,554,854
Accrued expenses                                2,539,152            3,033,086
Sales tax payable                                 168,055              191,853
Current portion of long-term debt                 323,184              532,857
                                       --------------------  -------------------
   Total current liabilities                    5,104,706            6,312,650

Notes and deferred interest payable
  to related parties                            2,229,174            2,123,335
Long-term debt, less current portion            1,604,014            1,760,054
Deferred rent                                   1,060,990            1,082,761
                                       --------------------  -------------------
   Total liabilities                            9,998,884           11,278,800

Minority partner interest                         457,237              427,852
                                       --------------------  -------------------
STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value;
 authorized 2,000,000 shares; 63,548
 and 66,862 shares issued and
 outstanding, respectively                            635                  669
Common stock, $0.01 par value;
 authorized 20,000,000 shares;
 4,631,375 and 4,454,015 shares issued
 and outstanding, respectively                     46,313               44,540
Additional paid-in-capital                     14,303,152           14,240,576
Retained earnings (deficit)                   (11,938,441)         (12,133,785)
                                       --------------------  -------------------
   Total stockholders' equity                   2,411,659            2,152,000
                                       --------------------  -------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $      12,867,780     $     13,858,652
                                       ====================  ===================


                   See accompanying notes to consolidated financial statements.
                                         3

                   SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     13 Weeks Ended
                                         ----------------------------------------
                                        September 28, 2003    September  29, 2002
                                        -------------------   -------------------
REVENUES                                 $      10,125,143    $       10,965,891
                                        -------------------   -------------------
COST AND EXPENSES:
  Cost of revenues                               3,319,468             3,751,622
  Labor and other related expenses               3,407,219             3,581,715
  Other restaurant operating expenses            2,847,323             2,732,188
  General and administrative expenses              903,564               966,464
  Depreciation and amortization                    275,793               279,303
  Provision for impairment of goodwill                 -                  51,549
                                        -------------------   -------------------
                                                10,753,367            11,362,841
                                        -------------------   -------------------

LOSS FROM OPERATIONS                              (628,224)             (396,950)
                                        -------------------   -------------------

OTHER INCOME (EXPENSE):
  Interest expense                                (112,668)             (130,187)
  Interest income                                    3,072                12,866
  Other expense, net                               (40,727)              (52,363)
                                        -------------------   -------------------
                                                  (150,323)             (169,684)
                                        -------------------   -------------------
LOSS BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES               (778,547)             (566,634)

ELIMINATION OF MINORITY PARTNER INTEREST           (54,373)              (47,060)
                                        -------------------   -------------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (832,920)             (613,694)

BENEFIT FROM INCOME TAXES                              -                   8,338
                                        -------------------   -------------------
NET LOSS                                 $        (832,920)   $         (605,356)
                                        ===================   ===================

NET LOSS PER SHARE OF COMMON STOCK:
  Basic                                  $           (0.18)   $            (0.14)
                                        ===================   ===================
  Diluted                                $           (0.18)   $            (0.14)
                                        ===================   ===================

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
  Basic                                          4,631,375             4,454,015
                                        ===================   ===================
  Diluted                                        4,631,375             4,454,015
                                        ===================   ===================



                  See accompanying notes to consolidated financial statements.

          SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      39 Weeks Ended
                                          ---------------------------------------
                                         September 28, 2003   September  29, 2002
                                         ------------------    ------------------

REVENUES                                  $     35,038,465     $      37,603,390
                                         ------------------    ------------------
COST AND EXPENSES:
  Cost of revenues                              11,469,034            12,666,305
  Labor and other related expenses              10,759,888            11,420,600
  Other restaurant operating expenses            8,557,059             8,447,451
  General and administrative expenses            2,617,318             2,754,098
  Depreciation and amortization                    799,879               833,709
  Provision for impairment of goodwill                 -                 154,647
                                         ------------------    ------------------
                                                34,203,178            36,276,810
                                         ------------------    ------------------

INCOME FROM OPERATIONS                             835,287             1,326,580
                                         ------------------    ------------------

OTHER INCOME (EXPENSE):
  Interest expense                                (358,333)             (453,965)
  Interest income                                   11,217                28,976
  Other expense, net                               (94,097)              (79,645)
                                         ------------------    ------------------
                                                  (441,213)             (504,634)
                                         ------------------    ------------------
INCOME BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES                394,074               821,946

ELIMINATION OF MINORITY PARTNER INTEREST          (198,730)             (168,956)
                                         ------------------    ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES           195,344               652,990

BENEFIT FROM INCOME TAXES                              -                 326,715
                                         ------------------    ------------------
NET INCOME                                $        195,344     $         979,705
                                         ==================    ==================

NET INCOME PER SHARE OF COMMON STOCK:
  Basic                                   $           0.04     $            0.22
                                         ==================    ==================
  Diluted                                 $           0.02     $            0.10
                                         ==================    ==================
AVERAGE WEIGHTED NUMBER OF COMMON
 SHARES OUTSTANDING:
  Basic                                          4,559,502             4,454,015
                                         ==================    ==================
  Diluted                                       11,168,456            10,291,316
                                         ==================    ==================


                  See accompanying notes to consolidated financial statements.
                                       5

               SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 39 Weeks Ended
                                                 ---------------------------------------------
                                                   September 28, 2003     September 29, 2002
                                                  ---------------------- ----------------------
OPERATING ACTIVITIES:
 Net income                                       $          195,344     $          979,705
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Loss on disposal of assets                                 2,874                  2,616
    Depreciation and amortization                            799,879                833,709
    Provision for impairment of goodwill                         -                  154,647
    Minority partner interest                                 29,385                  3,922
  Changes in assets and liabilities:
    (Increase) decrease in inventories                       (25,022)                72,192
    Decrease in receivables from related parties              13,248                 27,705
    Increase in other assets                                (457,383)              (228,227)
    Decrease in prepaid rent                                  17,949                 12,036
    (Increase) decrease in
       income tax refunds receivable                          (3,300)               889,027
    Decrease in deferred tax asset                               -                      -
    Decrease in accounts payable                             (480,539)            (1,865,319)
    Decrease in accrued expenses                             (283,182)              (510,811)
    Decrease in sales tax payable                             (23,798)               (22,497)
    Decrease in deferred rent                                 (21,771)              (130,580)
                                                   --------------------- ----------------------
  Total adjustments                                          (431,660)              (761,580)
                                                   ---------------------- ----------------------
  Net cash (used in) provided by
    operating activities                                      (236,316)               218,125
                                                   ---------------------- ----------------------
INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                 500              1,091,324
  Purchase of property and equipment                          (611,084)              (433,383)
                                                    ---------------------- ----------------------
  Net cash (used in) provided by
    investing activities                                      (610,584)               657,941
                                                    ---------------------- ----------------------
FINANCING ACTIVITIES:
  Proceeds from debt financing                                 578,585              2,304,317
  Repayment of debt                                           (935,548)            (1,621,767)
                                                    ---------------------- ----------------------
  Net cash (used in) provided by
    financing activities                                      (356,963)               682,550
                                                     ---------------------- ----------------------
  Net (decrease) increase in cash                           (1,203,863)             1,558,616

CASH AT BEGINNING OF PERIOD                                  2,468,809                969,680
                                                     ---------------------- ----------------------
CASH AT END OF PERIOD                                $       1,264,946     $        2,528,296
                                                     ====================== ======================
Supplemental disclosure of cash flow information:
  Cash paid for interest                             $          258,490     $          391,832
  Bonus paid in common stock                         $           64,315     $              -
  Cash (paid) refunds received for income taxes      $           (3,300)    $        1,216,438
  Note receivable on sale of assets                  $              -       $          100,000


               See accompanying notes to consolidated financial statements.
                                            6

                      SHELLS SEAFOOD RESTAURANTS, INC. AND  SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF  STOCKHOLDERS' EQUITY

                                                                                ADDITIONAL       RETAINED
                                PREFERRED STOCK          COMMON  STOCK           PAID-IN         EARNINGS
                              Shares       Amount     Shares        Amount       CAPITAL         (DEFICIT)      TOTAL
                              --------- -----------  ----------  ----------  ------------  --------------   ------------

Balance at December 29, 2002    66,862   $   669     4,454,015   $  44,540    $ 14,240,576   $ (12,133,785)   $ 2,152,000

Net income                                                                                         195,344        195,344
Preferred stock converted to
  common stock                  (3,314)      (34)       16,570         166            (132)                           -

Common stock issued                                    160,790       1,607          62,708                         64,315
                              --------- ---------  ------------  ----------  --------------  --------------  -------------
Balance at September 28, 2003   63,548   $   635     4,631,375   $  46,313    $ 14,303,152   $ (11,938,441)   $ 2,411,659
                              ========= =========  ============  ==========  ==============  ==============  =============



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

The consolidated financial statements of Shells Seafood Restaurants, Inc. ("we", "us", "Shells", or the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended December 29, 2002 filed with the United States Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.


NOTE 2.		EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board ("FASB") Statement No. 128,
"Earnings Per Share":

For the 13 weeks ended                        Sept 28, 2003    Sept 29, 2002
                                             -------------------------------
Net loss applicable to common stock           $   (832,920)    $   (605,356)
                                             ===============================
Weighted common shares outstanding                4,631,375        4,454,015
Basic net loss per share of common stock      $      (0.18)    $      (0.14)
Effect of dilutive securities:
  Warrants                                             -                -
  Stock options                                        -                -
                                             -------------------------------
Diluted weighted common shares outstanding       4,631,375        4,454,015
                                             -------------------------------
Diluted net loss per share of common stock    $     (0.18)     $      (0.14)
                                             ===============================


For the 39 weeks ended                        Sept 28, 2003    Sept 29, 2002
                                             -------------------------------
Net income applicable to common stock         $    195,344     $    979,705
                                             ===============================
Weighted common shares outstanding               4,559,502        4,454,015
Basic net income per share of common stock    $       0.04     $       0.22
Effect of dilutive securities:
  Warrants                                       6,261,262        5,530,808
  Stock options                                    347,692          306,493
                                             -------------------------------
Diluted weighted common shares outstanding      11,168,456       10,291,316
                                             -------------------------------
Diluted net income per share of common stock  $       0.02     $       0.10
                                             ===============================

The loss per share calculations for the 13 weeks ended September
28, 2003 and September 29, 2002 excluded warrants and options to purchase an aggregate of 11,345,153 and 11,075,039 shares of common stock, respectively, as they were anti-dilutive.

The earnings per share calculations for the 39 weeks ended September 28, 2003 and September 29, 2002 excluded warrants and options to purchase an aggregate of 4,736,199 and 5,444,248 shares of common stock, respectively, as the exercise prices of these warrants and options were greater than the average market price of the common shares.


NOTE 3.		STOCK COMPENSATION PLANS

Currently, we have four stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share on a pro forma basis would have been immaterial.

NOTE 4.  	COMMON STOCK

On April 28, 2003, we awarded 160,790 shares of common stock to key management personnel under a management incentive plan relating to fiscal 2002 performance pursuant to the 2002 Equity Incentive Plan. Compensation expense of $104,000 was recognized in fiscal 2002 for this stock award.


NOTE 5.		NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2002, we adopted FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 3 for disclosure under Statement No. 148.

In January 2003, the FASB issued a pronouncement, Financial Interpretation Number 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. Corporations must fully consolidate assets and liabilities covered by FIN 46 in their financial statements in the first fiscal year or interim period beginning after December 15, 2003. Full disclosure, as well as consolidation, if applicable, of any newly created entities after January 31, 2003 must begin immediately. Adoption of FIN 46 is not expected to materially impact our consolidated financial statements.

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

In May 2003, the FASB issued Statement No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FASB Statement 150 is not expected to materially impact our consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain pro forma financial information. In all instances, management believes that use of such pro forma information is useful to investors assessing the financial condition and results of operations of our core business operations because it excludes results which management believes are atypical and unlikely to occur with regularity in the future.

The following table sets forth, for the periods indicated, the percentages which the items in our Consolidated Statements of Income bear to total revenues.

                                        ----------------------------  ----------------------------
                                               13 Weeks Ended                39 Weeks Ended
                                        ----------------------------  ----------------------------
                                         September 28  September 29    September 28  September 29
                                            2003          2002            2003          2002
                                        -------------  -------------  -------------  -------------

REVENUES                                      100.0%        100.0%          100.0%        100.0%
                                        -------------  -------------  -------------  -------------

COST AND EXPENSES:
  Cost of revenues                             32.8%         34.2%           32.7%         33.7%
  Labor and other related expenses             33.7%         32.7%           30.7%         30.4%
  Other restaurant operating expenses          28.1%         24.9%           24.4%         22.5%
                                        -------------  -------------  -------------  -------------
                                               94.6%         91.8%           87.8%         86.6%
                                        -------------  -------------  -------------  -------------
  General and administrative expenses           8.9%          8.8%            7.5%          7.3%
  Depreciation and amortization                 2.7%          2.5%            2.3%          2.2%
  Provision for impairment of goodwill          0.0%          0.5%            0.0%          0.4%
                                        -------------  -------------  -------------  -------------
Income (loss) from operations                  -6.2%         -3.6%            2.4%          3.5%
                                        -------------  -------------  -------------  -------------
Interest expense, net                          -1.1%         -1.1%           -1.0%         -1.1%
Other expense, net                             -0.4%         -0.5%           -0.3%         -0.2%
Elimination of minority partner interest       -0.5%         -0.4%           -0.6%         -0.4%
                                        -------------  -------------  -------------  -------------
Income (loss) before provision for taxes       -8.2%         -5.6%            0.5%          1.8%
Benefit from income taxes                       0.0%          0.1%            0.0%          0.9%
                                        -------------  -------------  -------------  -------------
Net income (loss)                              -8.2%         -5.5%            0.5%          2.7%
                                        =============  =============  =============  =============



RESULTS OF OPERATIONS

13 weeks ended September 28, 2003 and September 29, 2002

Revenues. Total revenues for the third quarter of 2003 were $10,125,000 as compared to $10,966,000 for the third quarter of 2002. The $841,000, or 7.7%, decrease in revenues was primarily due to a 6.0% decrease in comparable store sales, and to a lesser extent the closing of one restaurant during the third quarter of 2002. Comparisons of same store sales include only stores that were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 32.8% for the third quarter of 2003 from 34.2% for the third quarter of 2002. This decrease primarily was due to favorable food costs and operational improvements. We continually attempt to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues increased to 33.7% during the third quarter of 2003 as compared to 32.7% for the third quarter of 2002. This increase was primarily due to the loss of sales leverage in addition to increases in workers' compensation insurance.

Other restaurant operating expenses. Other restaurant operating expenses were $2,847,000 or 28.1% of revenues for the third quarter of 2003 as compared with $2,732,000 or 24.9% of revenues for the third quarter of 2002. The increase primarily was due to increases in restaurant maintenance costs, insurance, natural gas and electricity along with a reduction in operating leverage caused by lower sales volumes.

General and administrative expenses. General and administrative expenses of $904,000 or 8.9% of revenues for the third quarter of 2003 increased from $966,000 or 8.8% of revenues for the third quarter of 2002, primarily due to decreases in administrative salaries partially offset by increases in consulting fees. Excluding non-recurring severance pay of $70,000 in the third quarter 2003, general and administrative expenses were $834,000 or 8.2% of revenues.

Depreciation and amortization. Depreciation and amortization expense was $276,000 or 2.7% of revenues and $279,000 or 2.5% of revenues for the third quarters of 2003 and 2002, respectively.

Provision for impairment of goodwill.   There was no provision
for impairment of goodwill in the third quarter of 2003. The provision for impairment of goodwill was $52,000 or 0.5% of revenues during the third quarter of 2002. Goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which we adopted in 2002.

Interest expense, net. Interest expense was $110,000 in the third quarter of 2003 compared to $117,000 in the third quarter of 2002. The decrease was related to the reduction of loan balances outstanding.

Benefit from income taxes. No benefit or provision for income taxes was recognized for the third quarter of 2003 based on annual projected taxable income for 2003, as adjusted for net operating loss carry forwards. A tax benefit of $8,000 was recognized in the third quarter of 2002 relating to tax refunds.

Income from operations and net income. As a result of the factors discussed above, Shells had a loss from operations of $628,000 for the third quarter of 2003 compared to a loss from operations of $397,000 for the third quarter of 2002. Shells had a net loss of $833,000 for the third quarter of 2003 compared to $605,000 for the third quarter of 2002. Exclusive of a nonrecurring charge of $70,000 relating to severance pay, the net loss was $763,000 in the third quarter of 2003.



39 weeks ended September 28, 2003 and September 29, 2002

Revenues. Total revenues for the 39 weeks ended September 28, 2003 were $35,038,000 as compared to $37,603,000 for the 39 weeks ended September 29, 2002. The $2,565,000, or 6.8%, decrease primarily was due to a reduction in same store sales of 4.6%.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 32.7% for the 39 weeks ended September 28, 2003 from 33.7% for the comparable period in 2002. This decrease primarily related to favorable food costs and operational improvements partially offset by a non-recurring write-down of inventory of $36,000 in 2003. Exclusive of the non-recurring item, cost of revenues was 32.6% for the 39 weeks ended September 28, 2003.

Labor and other related expenses. Labor and other related expenses increased to 30.7% as a percentage of revenues for the 39 weeks ended September 28, 2003 as compared to 30.4% for the same period in 2002. This increase was primarily attributable to the loss of sales leverage, partially offset by a 2003 non-recurring decrease in benefits and taxes relating to a reduction in the workers compensation insurance reserve (and refund) of $197,000, of which $182,000 was allocated to restaurant labor costs. Exclusive of the non-recurring item, labor and other related expenses was 31.2% for the 39 weeks ended September 28, 2003.

Other restaurant operating expenses. Other restaurant operating expenses were $8,557,000 or 24.4% of revenues for the 39 weeks ended September 28, 2003 compared with $8,447,000 or 22.5% for the same period in 2002. The increase primarily was due to a reduction in operating leverage caused by lower sales volumes and increases in restaurant maintenance costs, insurance, natural gas and electricity costs.

General and administrative expenses. General and administrative expenses increased to 7.5% as a percentage of revenues for the 39 weeks ended September 28, 2003 as compared with 7.3% for the same period in 2002. Excluding non-recurring severance pay of $70,000 in fiscal 2003, general and administrative expenses were 7.3% of revenues for the 39 weeks ended September 28, 2003.

Depreciation and amortization. Depreciation and amortization expense was $800,000 or 2.3% of revenues and $834,000 or 2.2% of revenues for the 39 weeks ended September 28, 2003 and September
29, 2002, respectively.

Provision for impairment of goodwill.   There was no provision
for impairment of goodwill in the 39 weeks ended September 28, 2003. The provision for impairment of goodwill was $155,000 or 0.4% of revenues during the 39 weeks ended September 29, 2002. Goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which we adopted in 2002.

Interest expense, net.   Interest expense was $347,000 in the 39
weeks ended September 28, 2003 compared to $425,000 in the same period of 2002. This decrease related primarily to a non-recurring charge of $106,000 in the 39 weeks ended September 29, 2002 relating to the issuance of warrants on January 31, 2002 as part of the previously reported $2,000,000 financing transaction,
partially offset by lower loan balances outstanding.   Exclusive
of the non-recurring charge, net interest expense was $319,000 for the 39 weeks ended September 29, 2002.

Benefit from income taxes. No benefit or provision for income taxes was recognized for the 39 weeks ended September 28, 2003 compared to a tax benefit of $327,000 in the same period in 2002, relating to the applicable portion of a refund of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

Income from operations and net income. As a result of the factors discussed above, Shells income from operations was $835,000 for the 39 weeks ended September 28, 2003 compared to $1,327,000 for the same period in 2002. Exclusive of non-recurring items, our income from operations was $745,000 for the 39 weeks ended September 28, 2003. Non-recurring items consisted of a benefit of $197,000 from workers compensation reserve adjustments partially offset by an inventory write-down of $36,000 and severance pay of $70,000 for the 39 weeks ended
September 28, 2003.   The Company's net income for the 39 weeks
ended September 28, 2003 was $195,000 compared to $980,000 in the same period in 2002. Exclusive of non-recurring items, our net income was $105,000 for the 39 weeks ended September 28, 2003
compared to $768,000 for the comparable period in 2002.   Non-
recurring items for the 39 weeks ended September 29, 2002 consisted of $318,000 in income tax benefits, offset by $106,000 in imputed interest expense.


LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2003, our current liabilities of $5,105,000 exceeded our current assets of $2,280,000, resulting in a working capital deficiency of $2,825,000. In comparison, the December
29, 2002 working capital deficiency was $3,116,000.   The
improvement in the working capital deficiency was primarily related to an increase in other assets consisting of prepaid insurance of $269,000 coupled with reductions in accounts payable of $481,000, accrued expenses of $494,000, and current portion of long-term debt of $210,000, offset in part by a reduction in cash of $1,204,000.

Shells was negatively impacted in fiscal 2002, and to a lesser extent in fiscal 2003, by the ongoing costs of divestiture of its Midwest locations. Such divestiture costs had an adverse affect on our cash position. Historically, Shells has generally operated with minimal or negative working capital as a result of the investment of current assets into non-current property and equipment as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Due to the seasonality of our business and depressed cash flow from operations, we are in a guarded cash position over the near term periods. Management has taken steps to improve cash flow from operations, including increased emphasis on local store marketing efforts and less reliance on expensive broadcast media, as well as our 2003 holiday season initiatives. Our holiday initiatives include a new line of party platters for off premise consumption in addition to the promotion of a new gift card program which replaces paper certificates. Cash flow requirements over the next 18 months will likely require additional financing, as the note holder debt will become due on January 31, 2005. There can be no assurance that any such financing will be available to Shells on terms acceptable to us, or at all. The failure of Shells to successfully obtain additional funding may impact our ability to continue our operations.

Cash used in operating activities for the 39 weeks ended September 28, 2003 was $236,000 compared to cash provided by operating activities of $218,000 for the comparable period in 2002. The net decrease of $454,000 was primarily related to a reduction in net income, other assets and accrued expenses, partially offset by a reduction in accounts payable.

The cash used in investing activities was $611,000 for the 39 weeks ended September 28, 2003 compared to cash provided by investing activities of $658,000 for the comparable period in 2002. We had a net increase of $178,000 in expenditures for capital improvements for 2003 compared to 2002. In 2002, we received proceeds from the sale of a Midwest property of $1,091,000.

The cash used in financing activities was $357,000 for the 39 weeks ended September 28, 2003 compared to cash provided by financing activities of $683,000 for the comparable period in 2002. In 2002, we completed a $2 million private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our Common Stock. Also, in 2002, we repayed existing debt of $893,000 relating to the sale of the Midwest property.


SEASONALITY

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. We experience fluctuations in our quarter-to-quarter operating results due primarily to our high concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors that include but are not limited to weather conditions in Florida relative to other areas of the U.S., the health of Florida's economy and the effect of world events in general and on the tourism industry in particular. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. In many cases, locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

In addition, quarterly results have been, and in the future could be, affected by the timing and conditions under which restaurants are closed. Because of the seasonality of our business and the impact of restaurant closures and openings, if applicable, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,213,000 as of September 28, 2003 in outstanding debt with banks that is based on variable rates. Borrowings under these loan agreements bear interest at the rate equal to the applicable bank's base rate.


Item 4. Controls and Procedures

Shells maintains "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer/President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to Shells is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     On May 29, 2001, a lawsuit was filed in the Court of Common Pleas of Clermont County, Ohio by Cin-Beech, LLC, the landlord of a closed restaurant located in Cincinnati. This restaurant was closed in April 2001. In July 2001, we entered into a lease
termination agreement with the landlord.   Pursuant to the lease
termination agreement, we paid $50,000 in termination fees and $39,000 for rents and real estate taxes owed; and were obligated to pay an additional $50,000 within 30 days in exchange for a simultaneous written release from the landlord. The landlord refused to provide the written release as required and, therefore, Shells did not pay the additional $50,000 for which it was prepared to pay. The landlord has since demanded $236,000, which was later reduced to $150,000. The landlord sold the
property in October 2002 to an unrelated third party.   By court
order, the parties reached a settlement arrangement in an August 2003 mediation whereby we will pay the landlord $107,000 to terminate the lease and dismiss the lawsuit. We expect to finalize the settlement during the fourth quarter of 2003.

Item 2.   Changes in Securities and Use of Proceeds
      None

Item 3.   Defaults Upon Senior Securities
      None

Item 4.   Submission of Matters to a Vote of Security Holders

      None

Item 5.   Other Information

      None

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


     31.1  Certification of Leslie J. Christon, President/Chief
Executive Officer of Shells Seafood Restaurants, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants
Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.


     31.2  Certification of Warren R. Nelson, Executive Vice
President/Chief Financial Officer of Shells Seafood
Restaurants, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells
Seafood Restaurants Inc.'s Quarterly Report on Form 10-
Q for the quarter ended September 28, 2003.


     32.1  Certifications by Leslie J. Christon and Warren R.
Nelson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants,
Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.





(b)  Reports on Form 8-K filed during the current quarter ended
September 28, 2003.

     Shells filed a current report on Form 8-K, Item 5, regarding a press release on July 1, 2003 announcing that Leslie J.
     Christon joined Shells as President and Chief Executive
     Officer.

     Shells filed a current report on Form 8-K, Item 12, regarding a press release on July 25, 2003 announcing operating results for the quarter ended June 29, 2003.

     Shells filed a current report on Form 8-K, Item 5, regarding a press release on September 19, 2003 announcing that Guy C.
     Kathman joined Shells as Vice President of Operations.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			SHELLS SEAFOOD RESTAURANTS, INC.
			           (Registrant)



                    /s/ Leslie J. Christon
November 12, 2003   President and Chief Executive Officer
                       (On behalf of the registrant.)


                    /s/ Warren R. Nelson
November 12, 2003   Executive Vice President and Chief Financial Officer
                        (Principal Financial Officer)

             SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                          EXHIBIT INDEX



     31.1  Certification of Leslie J. Christon, President and
Chief Executive Officer of Shells Seafood Restaurants,
Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants
Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.


     31.2  Certification of Warren R. Nelson, Executive Vice
President and Chief Financial Officer of Shells Seafood
Restaurants, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Shells
Seafood Restaurants Inc.'s Quarterly Report on Form 10-
Q for the quarter ended September 28, 2003.


     32.1  Certifications by Leslie J. Christon and Warren R.
Nelson, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Shells Seafood Restaurants,
Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.


                            20
<END>