Form 10-K
period 2003-12-28
SHELLS SEAFOOD RESTAURANTS INC
filed 2004-03-26
CIK 935066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year (52 Weeks) ended December 28, 2003.

Or

☐	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period from             to             .

Commission File Number 0-28258

SHELLS SEAFOOD RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	65-0427966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

16313 North Dale Mabry Highway, Tampa, Florida 33618

(Address of principal executive offices) (Zip Code)

(813) 961-0944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value.

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the last sales price of the Common Stock reported on the over-the-counter bulletin board and the assumption, for this computation only, that all directors, executive officers, and ten-percent holders of stock are affiliates of the Registrant) at June 27, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,690,560.

As of March 19, 2004, the number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 4,651,375.

DOCUMENTS INCORPORATED BY REFERENCE

Our Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for our upcoming Annual Meeting of Stockholders scheduled to be held on May 5, 2004, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In addition to seasonal fluctuations, our quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect our revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; promotional timings and seasonality; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events; competition from other restaurants and food service establishments; cash balances available for operating activities; and the timing, costs and charges relating to restaurant openings and closings. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, and stock price. An investment in our company involves various risks, including those which are detailed in this document and from time-to-time in our other filings with the Securities and Exchange Commission.

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

Concept and Strategy

Shells is a full-service, neighborhood concept, designed to appeal to a broad range of customers by providing generous portions of high-quality seafood, warm, friendly service, and a relaxed atmosphere at reasonable prices. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, lobster, crab and daily fresh fish specials, cooked to order in a variety of ways: steamed, sautéed, grilled, blackened and fried. In addition, our restaurants offer a wide selection of signature pasta dishes, appetizers, salads, and desserts and full bar service. All Shells restaurants are open for dinner and 19 restaurant locations are also open for lunch.

To enhance Shells’ name recognition and benefit from customer loyalty, our restaurants share several proto-typical elements, including the exterior “Shells” logo sign and similar interior décor schemes that reflect our commitment to promoting a casual, fun dining experience.

As of December 28, 2003 (the last date of our 2003 fiscal year), we owned 23 Shells restaurants, owned a 51% ownership interest in one Shells restaurant and managed four additional Shells restaurants pursuant to contractual arrangements. Subsequently, we discontinued operations in one restaurant in January 2004. All of our restaurants are located in Florida.

Fiscal 2003 was a year of transition for Shells, with several changes in our executive management personnel. On July 7, 2003, Leslie J. Christon joined Shells as our President and Chief Executive Officer; and on September 24, 2003, Guy C. Kathman joined Shells as our Vice President of Operations.

During the second half of 2003, the new leadership began several significant shifts in strategy focused on reversing the long-term decline in customer traffic and sales that Shells has experienced. An immediate focus was taking the necessary steps to elevate service and cleanliness operating standards. Marketing was brought back in house, under a new marketing executive, and plans were revamped to better balance efforts to attract new customers with programs geared for increasing frequency of existing customers. Part of this shift was to increase our focus on the quality, service and overall experience guests receive when they dine at Shells, in addition to our continuing emphasis on price value.

At the same time, we began taking several important steps to update the Shells concept, taking into account the major shifts in consumer tastes that have taken place in recent years. We developed, tested and trained extensively to get ready for the launch of the new food and beverage menus we rolled out during the first quarter of 2004. We tested new color schemes, introduced new uniforms and began evaluating other elements of Shells décor and atmosphere.

Consumer expectations continue to heighten in terms of food quality, flavors and variety, service, pricing, convenience and dining atmosphere. We strive to keep these factors in balance, recognizing that each is important in defining overall value to the customer.

Restaurant Locations

Our managed and operated restaurants are located in the following Florida markets and cities/neighborhoods:

Tampa/Sarasota	Orlando	South Florida

Brandon	Daytona Beach	Coral Springs
Clearwater	Kissimmee	Davie
Holmes Beach	New Smyrna Beach	Ft. Lauderdale
Redington Shores	Ocala	Kendall
St. Petersburg (closed 1/31/04)	Orlando	Pembroke Pines
St. Pete Beach	Winter Park	Sunrise
Winter Haven	Melbourne
Carrollwood
North Tampa
Sarasota
South Tampa

West Palm Beach	Fort Myers

Stuart	Fort Myers
West Palm Beach	Port Charlotte

From 1997 to 1999, in an attempt to diversify and minimize the seasonal effect of the Florida market, we opened 18 restaurants in various Midwest markets. We sustained operating losses in these Midwest markets and completed the discontinuance of our Midwest operations in April 2001, closing the remaining nine units. We closed one under-performing Florida restaurant in 2002 and an additional restaurant in January 2004. We continuously review the performance of each restaurant unit economics and location, and regularly evaluate new real estate sites in Florida for potential expansion or relocation.

Restaurant Operations

Management and Employees. We currently employ five area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical dinner-only restaurant consists of one general manager and two assistant managers and approximately 45 other employees. The restaurants that are also open for lunch generally have 15 to 20 additional part-time employees. Restaurant management participates in a bonus program based upon the financial results of their particular restaurant.

Restaurant Reporting. We maintain financial and accounting controls for each restaurant through a central accounting system. Our financial systems and controls allow us to access each restaurant’s sales, inventory costs and other financial data on a real-time basis, enabling both store-level management and senior management to quickly react to changing sales trends, to effectively manage food, beverage and labor costs, to minimize theft, and to improve the quality and efficiency of accounting and audit procedures. Store level management performs weekly inventories and manages weekly operating results versus budget.

Recruitment and Training. We believe that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to a restaurants’ long-term success. We typically recruit restaurant managers with significant experience in the restaurant industry. During a 12-week training program, restaurant managers are taught to promote our team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff, through our Team Trainer program, is trained on site by restaurant managers and other staff members. During both 2002 and 2003, we reduced restaurant management turnover. We are continuing to work on improving turnover levels.

Purchasing. Obtaining a reliable supply of quality seafood at competitive prices is critical to our success. We have formed long-term relationships with several seafood suppliers and purchase frozen seafood and certain other supplies used in restaurant operations in bulk. In addition, Shells’ menu has been designed to feature seafood varieties with stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. We believe our diverse menu selection minimizes the effect of the shortage of any seafood products. We generally have been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections in response to availability and price of supply.

Performance Food Group of Florida, our primary distributor since October 2002, distributes seafood and most other products to our restaurants, minimizing the risks relating to storing and distributing these products. Performance Food Group purchases and takes delivery of all frozen seafood that we recommend for purchase according to our specifications and subject to our inspections. Based on purchase orders initiated by our restaurants, Performance Food Group then sells the frozen seafood to us on a cost plus basis, and distributes the frozen seafood directly to the restaurants. From time-to-time, at our direction to facilitate a forward purchase opportunity, Performance Food Group acquires frozen seafood inventory in excess of normal recurring restaurant delivery and re-supply. We pay interest on inventory holdings above 30-day supply levels, at an interest rate of 7.8% per annum. In addition, Performance Food Group procures, on our behalf, many of the supplies, other than seafood, used by the restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups.

Quality Control. We maintain a continuous inspection program for all of our seafood purchases. Each shipment of frozen seafood is inspected through statistical sampling methods upon receipt at Performance Food Group’s distribution center for quality and conformity to our written specifications, prior to delivery to the restaurants. In addition, fresh fish purchased by the individual restaurants must be purchased from one of our approved suppliers and is inspected by a restaurant manager at the time of delivery. As part of our training program, restaurant employees are educated as to the correct handling and proper physical characteristics of each product.

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

Advertising and Marketing

Our marketing efforts leverage the use of billboard, newspaper, radio and television advertising to raise awareness of the Shells brand and to inform new and existing customers about food-focused promotions. The fact that our restaurants are generally clustered in particular media markets helps us obtain cost effective advertising. We also stage in-store promotions and various local marketing efforts to help our restaurants partner with their communities.

Disclosure Controls

Consolidated subsidiaries are managed through a centralized Executive Office in Tampa, Florida. Material information is discussed at various weekly and monthly meetings with officers and directors. An open door policy is observed by corporate officers to facilitate communication.

Joint Venture and Third-Party Owned Restaurants

The Shells restaurant system currently consists of (i) 22 restaurants that are wholly owned by us; (ii) one restaurant, in Melbourne, Florida, in which we have an interest of 51%; and (iii) four restaurants that we manage and operate, but do not own. The remaining 49% interest in the Melbourne restaurant is indirectly owned by Wanda L. Hattaway, wife of William E. Hattaway, a former director and president of our company. In addition to the equity interest in this restaurant, we receive a management and licensing fee of 6% of the restaurant sales of the Melbourne restaurant.

Three of the managed restaurants are managed and operated by us pursuant to management and license agreements, originally entered into in July 1993. Pursuant to these agreements, we provide management services and license proprietary information required to operate these restaurants for a percentage of that restaurant’s sales. The agreement, as amended in October 2001, provides for a 4% management fee until such time as sales return near to 1999 levels, and then returning to a 6% fee. Of the total management fee received, 2% of sales is placed in escrow and disbursed to a third party to satisfy each managed restaurants’ requirement to make third party royalty payments. The management agreements grant us authority to determine the programs and policies affecting the day-to-day operations of each of these managed restaurants. Although the management agreements differ slightly, they generally have an initial term of 30 years and provide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, and working capital.

A major fire occurred at a managed restaurant in North Tampa on March 3, 2003. The restaurant reopened June 24, 2003 after restoration and renovation. Our management fees from this managed restaurant were not affected during Fiscal 2003, due to insurance coverages.

We operate the fourth managed restaurant pursuant to an oral agreement requiring that the restaurant is operated in conformity with the policies and procedures established by us for Shells restaurants. In accordance with the amended management agreement for our managed restaurants, beginning in October 2001, we receive a management fee of 2% of the restaurant’s sales.

In the past, the enforceability of these management and license agreements has been questioned by certain of the licensees. Although we believe the agreements are enforceable, there can be no assurance that the agreements will not be challenged in the future, and, if challenged, that the agreements will be determined to be enforceable.

Competition

The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety, and there are many well-established competitors with substantially greater financial and other resources than us. These competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer seafood products. We also face competition from a broad range of other restaurants and foodservice establishments, including full-service, quick service and fast food restaurants, which specialize in a variety of cuisines. Some of our competitors have been in existence for substantially longer periods than we have, and may be better established in the markets where we have our restaurants. In addition, we believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products.

Government Regulation

We are subject to extensive federal, state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with these regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant could adversely affect our operations. Restaurant operating costs are also affected by other government actions, beyond our control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes.

Approximately 11% of our revenue is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

We are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

Our restaurants are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage rate could increase our labor costs.

The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Act to the extent that we elect to remodel a restaurant, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodations for the employment of, disabled persons.

Service Marks and Proprietary Information

We have registered the service mark “Shells” with the Secretary of the State of Florida and the “Shells” service mark and “jumping fish” logo with the United States Patent and Trademark Office. We believe that our service marks have significant value and are essential to our ability to create demand for, and awareness of, our restaurants. There can be no assurance, however, that our service marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that we would not be prevented, in such an event, from using our service marks, any of which could have a material adverse effect on us. Although there can be no assurance that we will have the financial resources necessary to enforce or defend our service marks, we have vigorously opposed, and intend to continue to oppose vigorously, any infringement of our service marks.

We also rely on trade secrets and proprietary knowledge and employ various methods to protect our concepts and recipes. These methods may not afford complete protection and there can be no assurance that others will not independently develop similar knowledge or obtain access to our knowledge, concepts and recipes.

Employees

As of December 28, 2003, we employed approximately 1,400 persons, of whom approximately 110 were management or administrative personnel employed on a salaried basis and 1,290 were employed in non-management restaurant positions on an hourly basis. Approximately 700 employees are employed on a full-time basis. We consider our employee relations to be good. No employees are covered by a collective bargaining agreement.

Our Executive Officers

Our executive officers are:

Name	Age	Position
Leslie J. Christon	49	President and Chief Executive Officer

Guy C. Kathman	47	Vice President of Operations

Warren R. Nelson	52	Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary

Leslie J. Christon has been our President and Chief Executive Officer since joining Shells in July 2003. From 2002 to 2003, Mrs. Christon was self-employed as a management consultant in the restaurant industry. From 2000 to 2002, Mrs. Christon was employed by Sutton Place Gourmet, Inc. as its President and Chief Operating Officer. From 1996 to 2000, Mrs. Christon was employed by Brinker International, On the Border Restaurants, as its President.

Guy C. Kathman has been our Vice-President of Operations since joining Shells in September 2003. From 2001 to 2003, Mr. Kathman was employed by Posados Café as a General Manager. From 1997 to 2001, Mr. Kathman was employed by Brinker International, On the Border Restaurants, as a Regional Director.

Warren R. Nelson currently serves as our Executive Vice President of Finance, Chief Financial Officer, Treasurer, and Secretary, positions he has held since June 1993.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and principal financial officer, as well as to the members of our Board of Directors and our other officers and employees. This Code of Business Conduct and Ethics is available on our web site, at www.shellsseafood.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site. A copy of our Code of Business Conduct and Ethics will be sent without charge upon request in writing addressed to us at 16313 N. Dale Mabry Hwy, Suite 100, Tampa, Florida 33618 c/o Secretary.

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

Keep these risk factors in mind when you read “forward-looking” statements elsewhere in this Form 10-K. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Future events and circumstances could differ significantly from those associated with the forward-looking statements.

We have significant capital requirements and may need additional financing. Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants as well as the operating performance of many of our restaurants. At December 29, 2002, the Company had a working capital deficiency of $3,116,000 and a cash balance of $2,469,000. In 2003, we incurred a net loss of $1,034,000 and we invested in property and equipment of $755,000. At December 28, 2003, the Company had a working capital deficiency of $3,606,000 and a cash balance of $724,000. We believe cash flow from operations will satisfy our contemplated cash requirements for our existing operations through the end of Fiscal 2004 providing we are successful in reversing the long-term trends in declining sales and customer traffic. There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

Due to our minimal cash position, we may have to seek additional financing from other sources if:

•	our projections or assumptions are inaccurate or because of unanticipated expenses;

•	projected cash flows are not sufficient to cover costs of operations or restaurant renovations.

Integral to our business plan, we presently have plans to renovate and remodel existing restaurants in Fiscal 2004. If we do not achieve our operating cash flow requirements, our plans to renovate and remodel will be adversely affected. Additional cash also will be needed if new restaurants are opened or existing restaurants are relocated.

We cannot be assured that third party financing will be available to us when we need it or available on acceptable terms, if at all. If we cannot obtain third party financing or other financing when we need it, this could materially adversely affect our results of operations and ability to continue as a going concern. If we have to raise additional capital, our existing stockholders could be substantially diluted.

We may be unable to repay certain of our debt when it matures. On January 31, 2005, two notes totaling $2,000,000 will mature, for which payment will be due in full, along with deferred interest through the due date of $420,000. The notes are held by entities owned by or associated with various of the Company’s directors and largest shareholder. The Company anticipates that it either will restructure this debt or will obtain alternative outside financing to replace these obligations. There are no assurances that these financing options will be available. In the absence of additional outside financing, we do not expect to be able to pay off these notes when they mature.

We have two promissory notes outstanding through Colonial Bank, for the financing of two restaurant locations, Melbourne and Winter Haven. As of December 28, 2003, we owed collectively $1,191,000 on the principal balances of these notes. We are required to meet a financial covenant relating to debt coverage. We were not in compliance in meeting this loan covenant as of December 28, 2003. Subsequently, we received a loan covenant waiver from Colonial Bank, which is to be applied through the first quarter of Fiscal 2004. There can be no assurances that Colonial Bank will continue to provide us with a waiver to the extent we do not meet our financial covenants.

Going Concern. The Company has suffered from recurring losses from operations, has an accumulated deficit and has secured promissory notes which are due January 31, 2005 that raise substantial doubt about the Company’s ability to continue as a going concern. Sufficient liquidity to make the scheduled debt reduction under the promissory note, and other debt obligations, is dependent primarily on the realization of cash flow from operations and obtaining alternative financing sources. There can be no assurance that these initiatives will be successful. The Company’s independent auditors have included an explanatory paragraph in their report on the Company’s financial statements, stating that they have been prepared assuming that the Company will continue as a going concern and that the Company’s recurring losses from operations and net working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.

Substantial dilution to our stockholders is possible. During January 2002, we completed a $2,000,000 financing transaction pursuant to which, among other things, we issued warrants to purchase 8,908,030 shares of our common stock, at an exercise price of $0.16 per share. The warrants are exercisable through January 31, 2005, and may be exercised by a “cashless exercise”. The $2,000,000 borrowed, together with the $420,000 of accrued interest, is scheduled to be due and payable on January 31, 2005. In the event we renegotiate the payment of this indebtedness, it is possible that we would extend some or all of these warrants beyond January 2005. To the extent these warrants are exercised, our stockholders will suffer substantial dilution. In addition, it is likely that until the warrants are exercised, the number of shares which are issuable upon exercise of these warrants, combined with the per share exercise price, will have a depressive effect on the price of our stock.

Control by Management and Certain Individuals. Frederick R. Adler, a significant shareholder, together with members of our executive management team and Board of Directors, own of record, in the aggregate, approximately 37% of our outstanding common stock. As a result, these persons, acting together, will be able to exert significant influence and control over us, including the election of our directors, regarding any proposed dissolution, merger or sale of our assets, and generally in the direction of our affairs.

In addition, in conjunction with the $2,000,000 financing transaction in 2002, we issued warrants to purchase 8,908,030 shares of our common stock, at an exercise price of $0.16 per share. The warrants, which may be exercised by a “cashless exercise,” are exercisable through January 31, 2005. One half of these warrants are held by each of two investor groups, the members of which are either members of our Board of Directors or persons associated with our Board members or Mr. Adler. If these warrants are exercised in full, our corporate insiders, together with Mr. Adler, could control approximately 75% of our outstanding voting stock, and thus control all decisions affecting our company. Furthermore, as part of the financing, we entered into an Investor Rights Agreement, dated as of January 31, 2002, with these investor groups and certain other stockholders. Pursuant to this agreement, the composition of our Board of Directors may total seven members and each of these investor groups is entitled to nominate three individuals to serve on our Board. Additionally, both of these investor groups and Frederick R. Adler, among others, have agreed to vote their respective shares, to cause these slated nominees to be elected to our Board of Directors.

We have experienced significant turnover at the management level. In Fiscal 2003, we experienced significant change in our senior management. Such turnover has affected and may continue to affect our strategic direction, causing changes in our business plan or disruption in the timing of its implementation.

Operating results may require the closure of other restaurants. If we continue to experience prolonged periods of unfavorable operating results at existing restaurants or view the prospects for a restaurant to be less than satisfactory, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants could have an adverse effect upon our financial condition and results of operations. We closed 16 restaurants during Fiscal 2001, of which 14 were located in the Midwest and two were located in Florida. We closed one restaurant in Fiscal 2002. An additional restaurant closed January 2004. We are continuing to monitor the operations and financial performance with respect to certain of our other existing restaurants.

Our operating results fluctuate seasonally because of our geographic concentration. We experience significant fluctuations in our quarter-to-quarter operating results because of factors including:

•	the seasonal nature of our business; and

•	weather conditions in Florida.

Our restaurants are all located in Florida and can be affected by the health of Florida’s economy in general, and of the tourism industry in particular, which can further be affected by anticipated world events, as well as economic trends. In addition, while the majority of our restaurants are located primarily in residential areas in Florida, many of our restaurants are located in seasonal tourist areas.

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

Our expenses for food and other costs fluctuate. Our profitability depends on our ability to anticipate and to react to increases in food, labor, employee benefits, and similar costs. We have limited control over these costs. Specifically, our dependence on frequent deliveries of seafood, produce, dairy and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. Also, substantial price increases imposed by our suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse effect on us. We have been able to anticipate and react to fluctuations in food costs by:

•	adjusting selected menu prices;

•	purchasing seafood directly from numerous suppliers; and

•	promoting alternative menu selections in response to price and availability of supply.

However, we cannot assure you that we will be able to continue to anticipate and respond to supply and price fluctuations or that we will not be subject to significantly increased costs. A shortage of available seafood could cause our cost of sales to increase. Because of our low pricing structure, this could materially adversely affect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. This program may increase our seafood costs because seafood suppliers’ and processors’ costs in complying with this program may increase.

Our industry is highly competitive. The restaurant industry, particularly the full-service casual dining segment, is highly competitive. We compete in the areas of:

•	price;

•	service;

•	food quality, including taste, freshness, healthfulness and nutritional value; and

•	location.

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

We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast food restaurants, which specialize in a variety of menu offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products that are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. You can expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure you that:

•	consumers will be able to distinguish our products from competitive products;

•	substantially equivalent food products will not be introduced by our competitors; or

•	we will be able to compete successfully.

Many factors affect our industry. We must respond to various factors affecting the restaurant industry including:

•	changes in consumer preferences, tastes and eating habits;

•	demographic trends and traffic patterns;

•	increases in food and labor costs;

•	inflation; and

•	national, regional and local economic conditions and the effect of world events, in general, and the tourism industry in particular:

We face risks associated with government regulation. We are subject to extensive state and local government regulation by various agencies, including:

•	state and local licensing, zoning, land use, construction and environmental regulations;

•	various regulations relating to the sale of food and alcoholic beverages;

•	regulations relating to sanitation, disposal of refuse and waste products;

•	regulations relating to public health; and

•	safety and fire standards.

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

Restaurant operating costs are also affected by other government actions, which are beyond our control, including increases in:

•	the minimum hourly wage requirements;

•	workers compensation insurance rates;

•	health care insurance costs;

•	other insurance costs, including general liability and property; and

•	unemployment and other taxes.

Furthermore, the Americans with Disabilities Act may require us to make certain modifications to certain of our restaurants to meet specified access and use requirements. These and other initiatives could adversely affect our results of operations.

We may have liability for sales of alcoholic beverages. We are also subject to “dram-shop” statutes. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In certain states, statutes also provide that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by or resulting from the intoxication of a minor under certain conditions. In addition, significant national attention is currently focused on the problem of drunk driving, which could result in the adoption of additional legislation. This could increase our potential liability for damage or injury caused by our customers.

We may not be able to protect our service marks and proprietary information. We own two United States registrations for the service marks that we use, including the name “Shells.” We believe that our service marks have significant value and are essential to our ability to create demand for and awareness of our restaurants. We cannot assure you, however, that our service marks:

•	do not or will not violate the proprietary rights of others;

•	would be upheld if challenged; or

•	that we would not be prevented from using our service marks.

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

We also rely on trade secrets and proprietary knowledge. We employ various methods to protect our concepts and recipes. However, these methods may not completely protect us. We cannot assure you that others will not independently develop similar knowledge or obtain access to our knowledge, concepts and recipes. Although we generally enter into confidentiality agreements with our executives and managers, we cannot assure you that these agreements will adequately protect our trade secrets.

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

On October 24, 2001, the Company issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness by trade creditors of the Company. We have no present intention to issue any additional shares of our preferred stock. However, we cannot assure you that we will not do so in the future.

ITEM 2. PROPERTIES

We lease 6,800 square feet of space in Tampa, Florida for our executive offices. The annual rent payable under the lease, which expires October 31, 2004, is approximately $100,000. Discussions with the landlord are under way and we anticipate renewing the lease.

All but three of our existing restaurants in operation are leased properties. One owned property was sold during 2002. In the future, we intend to lease most of our properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of our leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, we are required to pay the cost of insurance, taxes and a portion of the landlord’s operating costs to maintain common areas. Restaurant leases have initial terms averaging 13 years and renewal options averaging 16 years, and rents averaging $15.00 per square foot.

ITEM 3. LEGAL PROCEEDINGS

On May 29, 2001, a lawsuit was filed in the Court of Common Pleas of Clermont County, Ohio by Cin-Beech, LLC, the landlord of a closed restaurant located in Cincinnati. This restaurant was closed in April 2001. In July 2001, we entered into a lease termination agreement with the landlord. By court order, the parties reached a settlement arrangement in an August 2003 mediation whereby we paid the landlord $107,000 to terminate the lease and dismiss the lawsuit. A final settlement and disposition of this case occurred in December 2003.

On June 21, 2002 we brought legal action against The Lark Group LLC, Best Que LLC, and Michael Sloane, II, in the United States District Court, Middle District of Florida, Tampa Division, relating to their purchase of assets and leasehold rights for two Midwest locations. Our complaint sought relief for breaches of contract against each of the defendants. Defendants consented to a final judgment in the amount of $188,201, which was filed with the Court on January 22, 2003. We are continuing to take steps to vigorously purse collection of this judgment.

The State of Indiana filed liens for unpaid taxes on tangible business property for the years 2000, 2001 and 2002 relating to two properties of restaurants we closed. The taxes were paid in March 2004 and the liens released.

On March 11, 2003, we received a notice from the Equal Employment Opportunity Commission (EEOC) that a former employee in our Miami store had dually filed a charge of discrimination with both the EEOC and the Florida Commission on Human Relations. Shells terminated the employment of this person in December 2002. Specifically, this former employee claimed gender discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and age discrimination in violation of the Age Discrimination in Employment Act of 1967. The parties reached a settlement agreement which was finalized during December 2003.

In the ordinary course of business, the Company is and may be a party to various legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to the Company’s financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the over-the-counter bulletin board under the symbol “SHLL”. The following table sets forth the high and low per share price of our common stock as reported by the OTC bulletin board.

These over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

Fiscal 2002	High	Low
First quarter	$0.65	$0.35
Second quarter	$0.65	$0.45
Third quarter	$1.00	$0.41
Fourth quarter	$0.58	$0.25

Fiscal 2003
First quarter	$0.75	$0.35
Second quarter	$0.70	$0.40
Third quarter	$0.70	$0.51
Fourth quarter	$0.95	$0.42

The number of stockholders of record of our common stock on March 19, 2004 was approximately 250. The Company’s stock price as of March 19, 2004 was $0.52.

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

Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of December 28, 2003 were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by security holders	2,941,000	$0.94	1,560,142
Equity compensation plans not approved by security holders	8,908,030	$0.16	—

Total	11,849,030		1,560,142

Equity compensation plans not approved by security holders consist of warrants to purchase shares of common stock, issued on January 31, 2002, in connection with a $2,000,000 private financing transaction. The warrants, which may be exercised by a “cashless exercise”, have an exercise price of $0.16 per share and are exercisable through January 31, 2005.

The number of securities and type of plans available for future issuance of stock options as of December 28, 2003 was:

	Options for Common Shares:
Plan Name	Authorized	Exercised	Outstanding	Available
Stock Option Plan for Non-Employee Directors	150,000	0	36,000	114,000
1995 Employee Stock Option Plan	840,000	0	266,217	573,783
1996 Employee Stock Option Plan	101,000	11,001	31,992	58,007
2002 Equity Incentive Plan	1,850,000	160,790	874,858	814,352

Total	2,941,000	171,791	1,209,067	1,560,142

Stock options exercised consist of 160,790 shares of common stock issued to key employees pursuant to our Fiscal 2002 management bonus plan, and 11,001 options exercised by employees in prior years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Shells. The historical consolidated financial data is for the fiscal years (52 weeks) ended December 28, 2003, (our Fiscal 2003), December 29, 2002, (our Fiscal 2002), December 30, 2001 (our Fiscal 2001), December 31, 2000 (our Fiscal 2000) and January 2, 2000 (our Fiscal 1999). This consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except earnings per share, shares outstanding and number of restaurants data, and percentage information).

	Year (52 Weeks) Ended
	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000
Statement of Operations Data:
Revenues
Restaurant sales	$43,881	$47,065	$57,258	$90,023	$94,798
Management fees	165	163	271	419	407

Total revenues	44,046	47,228	57,529	90,442	95,205

Costs and expenses
Cost of sales	14,467	15,778	21,239	33,984	34,356
Labor and other related expenses	13,845	14,585	17,628	28,028	27,839
Other restaurant operating expenses	11,117	10,774	12,047	19,635	20,623
General and administrative expenses	3,387	3,565	4,751	7,212	7,438
Depreciation and amortization	1,077	1,102	1,702	2,703	3,320
Provision for impairment of assets	360	110	2,259	3,978	4,595
Provision for impairment of goodwill	—	206	—	—	—
Provision for store closings	—	—	1,333	1,027	—
Pre-opening expenses	—	—	—	—	215

(Loss) income from operations	(207)	1,108	(3,430)	(6,125)	(3,181)

Other income (expense)
Interest expense, net	(463)	(534)	(481)	(789)	(789)
Other (expense) income, net	(100)	(3)	(476)	145	(6)
Gain on preferred stock conversion	—	—	588	—	—

(Loss) income before elimination of minority partner interest and income taxes	(770)	571	(3,799)	(6,769)	(3,976)
Elimination of minority partner interest	(264)	(221)	(221)	(259)	(250)

(Loss) income before benefit (provision) for income taxes	(1,034)	350	(4,020)	(7,028)	(4,226)
Income tax benefit (provision) (1)	—	327	1,001	(2,304)	1,512

Net (loss) income	$(1,034)	$677	$(3,019)	$(9,332)	$(2,714)

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Earnings per Share Data:
Basic net income (loss) per share	$(0.23)	$0.15	$(0.68)
Diluted net income (loss) per share	$(0.23)	$0.07	$(0.68)

Shares Outstanding Data:
Basic weighted average	4,577,470	4,454,015	4,454,015
Diluted weighted average	4,577,470	10,259,188	4,454,015

Operating Data:
System-wide sales:
Company-owned restaurants (2)	$43,881	$47,065	$57,258
Licensed restaurants (3)	7,167	8,147	8,935

	$51,048	$55,212	$66,193

Number of restaurants (at end of period):
Company-owned restaurants (2)	24	24	25
Licensed restaurants (3)	4	4	4

	28	28	29

Average annual sales per Company-owned and joint venture restaurant open for full period (4)	$1,828	$1,924	$2,047

Decrease in Company-owned and joint venture restaurant same store sales (4)	-5.1%	-7.2%	-13.1%

	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000
Balance sheet data:
Working capital (deficiency)	$(3,606)	$(3,116)	$(7,580)	$(7,500)	$(3,925)
Total assets	11,616	13,858	14,847	21,461	30,668
Long-term debt	3,826	3,883	1,633	5,700	5,656
Minority partner interest	466	428	428	449	590
Preferred stock	1	1	1	—	—
Stockholders’ equity	1,183	2,152	1,475	4,414	13,746

(1)	The effective tax rates for fiscal years 2003, 2002, 2001, 2000 and 1999 include the effect of recognizing valuation allowance adjustments relating to tax benefits that were fully reserved prior to 1998. There was no benefit or provision for income taxes in Fiscal 2003. Income tax benefit (provision) of 93.3%, 24.9%, (32.8)% and 35.8% for the fiscal years ended 2002, 2001, 2000 and 1999, respectively, differ from the amounts computed by applying the effective federal income tax rate of 34% as a result of adjusting the valuation allowance, primarily related to net operating loss carryforwards from prior years. The valuation allowance in Fiscal 2003 was increased by $596,000, reserving for all tax assets that were deemed non-realizable. The valuation allowance in Fiscal 2002 was increased by $1,403,000, reserving for all tax assets that were deemed non-realizable The valuation allowance in Fiscal 2001 was decreased by $706,000, reserving for all tax assets except those subject to recovery through carrybacks resulting from the March 9, 2002 Economic Stimulus Package. The Fiscal 2000 taxes were impacted by an increase in the valuation allowance as the tax assets were deemed non-realizable.
(2)	Includes one joint venture restaurant in which the Company owns a 51% equity interest. Includes one location that was closed on January 31, 2004.
(3)	Includes one licensed restaurant that was closed from March 3 to June 23, 2003 due to a fire.
(4)	Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Traditionally, the first half of our fiscal year is our strongest selling season, and lays the foundation for that year’s financial results. During the first half of Fiscal 2003, we were negatively impacted by several external factors, including the outbreak of war in Iraq, which led some consumers to forgo restaurant dining in favor of televised war updates, and renewed terrorism fears that hurt Florida tourism and the State’s economy. These factors contributed to a continuing decline in same store sales during 2003 and in our cash balances. We consider cash flow from operations and same store sales to be among the most significant drivers in our business.

The second half of Fiscal 2003 was a period of transition for Shells, and included the integration of new senior management and development of several major strategies and changes designed to address these drivers. During these last six months, we were joined by Leslie J. Christon, our President and Chief Executive Officer, and by Guy C. Kathman, our Vice President of Operations. We also hired a new Director of Marketing, returning the marketing function back into our company.

Since growth in cash flow from operations is generally contingent upon our ability to attain and sustain growth in same store sales, our new management team immediately turned its focus on reversing the long-term trend of negative same store sales and customer traffic Shells has experienced and on continuing our recent increase in check average. Much of the foundation for the significant changes now underway in menu, marketing and operating standards was put in place during the fourth quarter of Fiscal 2003. Our focus has been on achieving a better balance between attracting new customers and increasing the frequency of patronage by our core customers. During the second half, we launched a critical initiative to improve restaurant level operational execution, for instance, elevating standards for service and cleanliness. We have aggressively worked toward improving our training. We also revamped our marketing strategy and continue to do so, for example, by reducing the emphasis on discounting as a means to stimulate customer traffic. Additionally, during the fourth quarter we implemented a new gift card system and overhauled our party platter program.

Growth in cash flow is fundamental to our ability to modernize our restaurants, which in turn, provides a more compelling dining experience for our customers. Our 2004 business plan provides for renovations and remodeling at several of our restaurants, to the extent funding is available. Additionally, we may open a new restaurant or relocate an existing restaurant in Fiscal 2004 depending on our ability to arrange additional third party financing for either project.

On January 31, 2005, two notes totaling $2,000,000 will mature, for which payment will be due in full, along with deferred interest through the due date of $420,000. The notes are held by entities owned by several of the Company’s directors or persons associated with them. We anticipate that we will either restructure this debt or we will obtain alternative outside financing to replace these obligations.

There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements. In addition, there are no assurances that financing options will be available to us or that our business plan will not be significantly hampered by our cash position.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales.

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Revenues
Restaurant sales	99.6%	99.7%	99.5%
Management fees	0.4%	0.3%	0.5%

	100.0%	100.0%	100.0%

Cost and expenses
Cost of sales (1)	33.0%	33.5%	37.1%
Labor and other related expenses (1)	31.6%	31.0%	30.8%
Other restaurant operating expenses (1)	25.3%	22.9%	21.0%

Total restaurant costs and expenses (1)	89.9%	87.4%	88.9%

General and administrative expenses	7.7%	7.5%	8.3%
Depreciation and amortization	2.4%	2.3%	3.0%
Provision for impairment of assets	0.8%	0.2%	3.9%
Provision for impairment of goodwill	0.0%	0.4%	0.0%
Provision for store closings	0.0%	0.0%	2.3%

(Loss) income from operations	-0.5%	2.3%	-6.0%
Interest expense, net	-1.1%	-1.1%	-0.8%
Other income (expense), net	-0.2%	0.0%	-0.8%
Gain on preferred stock conversion	0.0%	0.0%	1.0%
Elimination of minority partner interest	-0.6%	-0.5%	-0.4%

(Loss) income before benefit for income taxes	-2.4%	0.7%	-7.0%
Income tax benefit	0.0%	0.7%	1.7%

Net (loss) income	-2.4%	1.4%	-5.3%

(1)	As a percentage of restaurant sales.

RESULTS OF OPERATIONS

Fiscal 2003 versus Fiscal 2002

Total revenues for Fiscal 2003 were $44,046,000 as compared to $47,228,000 for Fiscal 2002. The $3,182,000 or 6.7% decrease in revenues primarily was attributable to a 5.1% decrease in same store sales and, to a lesser extent, due to operating one less restaurant during and after the third quarter of Fiscal 2002. The decline in same store sales was the result of a decline in customer traffic; offset in part by an increase in average customer check. Our revenues consisted of restaurant sales of the Company-owned restaurants and management and licensing fees on sales at the managed restaurants. Our food sales and liquor sales accounted for 89% and 11% of revenues, respectively, for the fiscal year ended December 28, 2003. Comparisons of same store sales include only stores, which were operating during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

The cost of restaurant sales as a percentage of restaurant sales decreased to 33.0% for Fiscal 2003 from 33.5% for Fiscal 2002. This decrease primarily was due to favorable food costs and lower distribution costs, partially offset by a non-recurring write-down of inventory of $36,000. Exclusive of the non-recurring item, cost of restaurant sales was 32.9% for Fiscal 2003. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

Labor and other related expenses as a percentage of restaurant sales increased to 31.6% during Fiscal 2003 as compared to 31.0% for Fiscal 2002. This percentage increase was due to a loss of sales leverage caused by lower unit sales volumes, along with increases in health insurance and workers’ compensation insurance; partially offset by a non-recurring reduction in expenses of $196,000 relating to a reserve adjustment for prior years workers’ compensation experience. Exclusive of the non-recurring item, labor and other related expenses was 32.0% of restaurant sales for Fiscal 2003. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits, taxes and workers’ compensation insurance.

Other restaurant operating expenses as a percentage of restaurant sales increased to 25.3% for Fiscal 2003 as compared with 22.9% for Fiscal 2002. This percentage increase was primarily due to a loss of sales leverage caused by lower unit sales volumes, along with increases in restaurant maintenance; utilities, particularly electricity and gas; insurance and real estate taxes. Other restaurant operating expenses generally consist of advertising, costs associated with area directors, supplies, repairs and maintenance, rent and other occupancy costs and utilities.

General and administrative expenses were $3,387,000 or 7.7% of revenues and $3,565,000 or 7.5% of revenues in Fiscal 2003 and Fiscal 2002, respectively. Non-recurring expense in Fiscal 2003 included a one-time charge for severance expense of $70,000. Exclusive of the non-recurring charge, general and administrative expense was 7.5% in Fiscal 2003. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

Depreciation and amortization expenses as a percentage of revenues were 2.4% for Fiscal 2003 and 2.3% for Fiscal 2002.

The provision for impaired assets was $360,000 or 0.8% of revenues for Fiscal 2003 as compared to

$110,000 or 0.2% of revenues for Fiscal 2002. In Fiscal 2003 and Fiscal 2002, we recorded a pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The asset impairment charge in Fiscal 2003 related to three Florida restaurants, two of which were previously not written down and a third that was partially written down in Fiscal 2002. The Fiscal 2003 write-down did not relate to the unit that was closed in January 2004. The asset impairment charge in Fiscal 2002 related to three Florida restaurants that were previously not written down. The write-downs were necessitated by the current period operating losses and the projected cash flows of the restaurants, many of which were negative.

Goodwill was evaluated for impairment in the fourth quarter of Fiscal 2003 and Fiscal 2002 in accordance with FASB Statement No. 142 which the Company adopted in 2002. As a result of the evaluation we did not recognize goodwill impairment in Fiscal 2003. The provision for impairment of goodwill was $206,000 or 0.4% of revenues in Fiscal 2002.

Net interest expense was $463,000 in Fiscal 2003 compared to $534,000 in Fiscal 2002. The Company recorded a one-time charge of $106,000 in the first quarter of Fiscal 2002 relating to the previously reported $2,000,000 financing transaction. Exclusive of this non-recurring charge, net interest expense was $428,000 in Fiscal 2002. The increase in net interest expense in Fiscal 2003 over Fiscal 2002 (excluding the non-recurring charge) was primarily due to a $23,000 reduction in interest income, resulting from lower balances of cash in Fiscal 2003 compared to 2002.

The Other expense in Fiscal 2003 was $100,000 as compared to $3,000 in Fiscal 2002. The increase primarily relates to a net change in the reserve adjustment for gift certificates.

A benefit from income taxes of $327,000 was recognized in Fiscal 2002. No benefit or provision was recognized in Fiscal 2003. The benefit in Fiscal 2002 related to a refund application to recover tax payments of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

As a result of the factors discussed above, loss from operations for Fiscal 2003 was $207,000 compared to income from operations for Fiscal 2002 of $1,108,000. Exclusive of non-recurring items, the Company’s income from operations was $63,000 for Fiscal 2003 compared to $1,218,000 for Fiscal 2002. The Company’s net loss for Fiscal 2003 was $1,034,000 compared to net income of $677,000 for Fiscal 2002. Exclusive of non-recurring items, net loss in Fiscal 2003 was $764,000 compared to net income in Fiscal 2002 of $575,000.

Fiscal 2002 versus Fiscal 2001

Total revenues for Fiscal 2002 were $47,228,000 as compared to $57,529,000 for Fiscal 2001. The $10,301,000 or 17.9% decrease in revenues primarily was due to operating one-third fewer restaurants during and after the second quarter of Fiscal 2001, and, to a lesser extent, a 7.2% decrease in same store sales. The decline in same store sales was due to a reduction in check average, and to a lesser extent, a reduction in customer traffic. Our food sales and liquor sales accounted for 88% and 12% of revenues, respectively, for the fiscal year ended December 29, 2002.

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

Depreciation and amortization expenses as a percentage of revenues were 2.3% for Fiscal 2002 and 3.0% for Fiscal 2001. In Fiscal 2001, goodwill was amortized under a straight-line, useful life concept; in Fiscal 2002, a provision for impairment of goodwill was recognized. The provision for impairment of goodwill was $206,000 or 0.4% of revenues during Fiscal 2002; goodwill was evaluated for impairment and written down in accordance with FASB Statement No. 142 which Shells adopted in 2002.

The provision for impaired assets was $110,000 or 0.2% of revenues for Fiscal 2002 as compared to $2,259,000 or 3.9% of revenues for Fiscal 2001. In Fiscal 2002 and Fiscal 2001, we recorded a pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The asset impairment charge in Fiscal 2002 related to three Florida restaurants that were previously not written down. We discontinued the operations of under-performing units, including closing 12 units and licensing an additional three units to others during Fiscal 2001. The asset impairment charge in Fiscal 2001 of $2,259,000 related to the closure or licensing of various underperforming restaurants.

A provision for store closings of $1,333,000 or 2.3% of revenues was recognized in Fiscal 2001. These one-time charges, which consisted primarily of real estate lease obligations incurred or anticipated to complete lease terminations or continuing costs while new tenants are located, related primarily to Shells restaurants closed in the Midwest.

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

Other expense in Fiscal 2002 was $3,000 as compared to $476,000 in Fiscal 2001. Other expense in Fiscal 2001 consisted primarily of a loss of $283,000 recognized on the sale of a restaurant site in Delray Beach, Florida and $156,000 for settlements of various general liability claims.

A benefit from income taxes of $327,000 was recognized in Fiscal 2002 compared to $1,001,000 in Fiscal 2001. The benefit in both years related to a refund application to recover tax payments of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

As a result of the factors discussed above, income from operations for Fiscal 2002 was $1,108,000 compared to a loss from operations for Fiscal 2001 of $3,430,000. Exclusive of non-recurring items, the Company’s income from operations was $1,218,000 for Fiscal 2002 compared to $414,000 for Fiscal 2001. The Company’s net income for Fiscal 2002 was $677,000 compared to a net loss of $3,019,000 for Fiscal 2001. Exclusive of non-recurring items, net income in Fiscal 2002 was $575,000 compared to a net loss in Fiscal 2001 of $481,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered from recurring losses from operations, has an accumulated deficit and has secured promissory notes which are due January 31, 2005 that raise substantial doubt about the Company’s ability to continue as a going concern. Sufficient liquidity to make the scheduled debt reduction under the promissory note, and other debt obligations, is dependent primarily on the realization of cash flow from operations and obtaining alternative financing sources. There can be no assurance that these initiatives will be successful. The Company’s independent auditors have included an explanatory paragraph in their report on the Company’s financial statements, stating that they have been prepared assuming that the Company will continue as a going concern and that the Company’s recurring losses from operations and net working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.

The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

	2003	2002	2001
Net cash (used in) provided by operating activities	$(490)	$444	$780
Net cash (used in) provided by investing activities	(755)	325	1,086
Net cash (used in) provided by financing activities	(500)	730	(2,158)

Net (decrease) increase in cash	$(1,745)	$1,499	$(292)

As of December 28, 2003, our current liabilities of $5,089,000 exceeded our current assets of $1,483,000, resulting in a working capital deficiency of $3,606,000. In comparison, as of December 29, 2002, our working capital deficiency was $3,116,000. Although our operating leverage has decreased, we may still encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant disposition costs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investing of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

During Fiscal 2003, our cash position decreased by $1,745,000, from $2,469,000 as of December 29, 2002 to $724,000 as of December 28, 2003. The reduction in cash was mostly the result of a net loss from operations of $1,034,000, driven by a further decline in sales and the loss of sales leverage relative to costs. Net cash used in operating activities totaled $490,000 and cash used in investing activities was $755,000. The net cash used in financing activities was $500,000, resulting from $1,079,000 in debt repayments for recurring loan and insurance financing payments, partially offset by $579,000 in borrowings (consisting of $519,000 in annually recurring insurance financing arrangements and $60,000 in equipment financing).

We believe that cash flows from operations will be sufficient to satisfy our contemplated cash requirements through the end of Fiscal 2004, providing we are successful in reversing the long-term trends in declining sales and customer traffic. There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

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

In connection with the financing, we issued to each of Shells Investment Partners and Banyon a $1,000,000 secured promissory note due January 31, 2005 which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, and a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. The warrants are exercisable through January 31, 2005.

We anticipate requiring additional financing to satisfy the January 31, 2005 principal payment of $2,000,000 and interest payment of $420,000 due at maturity. Alternatively, we will pursue discussions to extend the terms of the agreement. There are no assurances that these financing options will be available to us.

During October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. The loans, which bear interest at the bank’s then base rate, are for terms of five years with required annual principal payments based on a 15 year amortization schedule, and a balloon payment of all then outstanding amounts due at the end of the five years. The principal balances owed on these two notes as of December 28, 2003 were $579,000 and $612,000, respectively. The refinancing of the Winter Haven note produced net funds to us of $375,000 after settlement of an existing mortgage. These net funds were placed into segregated accounts, as inducement for note holder approval of the refinancing. In 2003, these segregated funds were released into our general working capital.

Relative to these two promissory notes, we are required to meet a financial covenant relating to debt coverage. As of December 28, 2003, we were not in compliance in meeting this loan covenant. Subsequently, we received a loan covenant waiver from Colonial Bank, which is to be applied through the first quarter of Fiscal 2004. There can be no assurances that Colonial Bank will continue to provide us with a waiver to the extent we do not meet our financial covenants.

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

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. We have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our full concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida’s economy and the effect of world events in general and the tourism industry in particular. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, “Accounting for Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” These Statements modify accounting for business combinations after June 30, 2001. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Based on our actual results to date and our business plan for Fiscal 2004, the adoption of Statement No. 142 did not result in a charge in Fiscal 2003, but resulted in a charge of $206,000 in Fiscal 2002 and is not expected to materially affect our consolidated financial statements in Fiscal 2004. Additionally, the adoption of Statement No. 141 is not expected to materially affect our consolidated financial statements.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of

Long-Lived Assets.” This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Based on our actual results to date and our business plan for Fiscal 2004, the adoption of Statement No. 144 resulted in charges of $360,000, $110,000 and $2,259,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, and is not expected to materially affect our consolidated financial statements in Fiscal 2004.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, a company may recognize costs related to a restructuring only when the liability is incurred. Under previous accounting principles generally accepted in the United States of America, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this statement are effective for exits and disposal activities that are initiated after December 31, 2002. Based on our actual results for Fiscal 2003 and our business plan for Fiscal 2004, the adoption of Statement No. 146 did not materially affect our consolidated financial statements during Fiscal 2003 and is not expected to materially affect our consolidated financial statements in Fiscal 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,191,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Shells Seafood Restaurants, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and Subsidiaries (the “Company”) as of December 28, 2003 and December 29, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years (52 weeks) ended December 28, 2003, December 29, 2002 and December 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 28, 2003 and December 29, 2002 and the results of its operations and cash flows for the fiscal years (52 weeks) ended December 28, 2003, December 29, 2002 and December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from recurring losses from operations, has an accumulated deficit and has secured promissory notes which are due January 31, 2005 that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida

January 29, 2004

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2003	December 29, 2002
ASSETS
Cash	$723,939	$2,468,809
Inventories	382,549	356,434
Other current assets	265,891	266,228
Receivables from related parties	110,147	105,353

Total current assets	1,482,526	3,196,824
Property and equipment, net	6,996,095	7,682,892
Prepaid rent	75,577	97,431
Other assets	587,612	407,098
Goodwill	2,474,407	2,474,407
Deferred tax asset, net	—	—

TOTAL ASSETS	$11,616,217	$13,858,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,390,685	$2,554,854
Accrued expenses	2,295,290	3,033,086
Sales tax payable	168,385	191,853
Current portion of long-term debt	234,247	532,857

Total current liabilities	5,088,607	6,312,650

Deferred rent	1,053,531	1,082,761
Long-term debt, less current portion	1,558,245	1,760,054
Notes and deferred interest payable to related parties	2,267,416	2,123,335

Total liabilities	9,967,799	11,278,800

Minority partner interest	465,836	427,852

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; 63,548 and 66,862 shares issued and outstanding	635	669
Common stock, $.01 par value; authorized 20,000,000 shares; 4,631,375 and 4,454,015 shares issued and outstanding	46,314	44,540
Additional paid-in-capital	14,303,151	14,240,576
Accumulated deficit	(13,167,518)	(12,133,785)

Total stockholders’ equity	1,182,582	2,152,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,616,217	$13,858,652

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
REVENUES:	$44,046,055	$47,227,747	$57,529,015

COST AND EXPENSES:
Cost of sales	14,466,578	15,777,572	21,238,497
Labor and other related expenses	13,845,271	14,585,378	17,628,305
Other restaurant operating expenses	11,117,396	10,773,494	12,046,775
General and administrative expenses	3,387,470	3,564,828	4,751,248
Depreciation and amortization	1,076,511	1,102,221	1,701,518
Provision for impairment of assets	360,000	110,000	2,259,137
Provision for impairment of goodwill	—	206,196	—
Provision for store closings	—	—	1,333,271

	44,253,226	46,119,689	60,958,751

(LOSS) INCOME FROM OPERATIONS	(207,171)	1,108,058	(3,429,736)

OTHER INCOME (EXPENSE):
Interest expense	(475,661)	(569,928)	(500,165)
Interest income	13,415	36,058	18,212
Other expense, net	(100,352)	(2,743)	(476,001)
Gain on preferred stock conversion	—	—	588,386

	(562,598)	(536,613)	(369,568)

(LOSS) INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	(769,769)	571,445	(3,799,304)
ELIMINATION OF MINORITY PARTNER INTEREST	(263,964)	(221,319)	(221,131)

(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAXES	(1,033,733)	350,126	(4,020,435)
BENEFIT FOR INCOME TAXES	—	326,715	1,001,415

NET (LOSS) INCOME	$(1,033,733)	$676,841	$(3,019,020)

NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Basic	$(0.23)	$0.15	$(0.68)

Diluted	$(0.23)	$0.07	$(0.68)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	4,577,470	4,454,015	4,454,015

Diluted	4,577,470	10,259,188	4,454,015

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TOTAL
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	4,454,015	$44,540	$14,161,010	$(9,791,606)	$4,413,944

Net loss						(3,019,020)	(3,019,020)

Issuance of preferred stock	66,862	669			79,566		80,235

Balance at December 30, 2001	66,862	669	4,454,015	44,540	14,240,576	(12,810,626)	1,475,159

Net income						676,841	676,841

Balance at December 29, 2002	66,862	669	4,454,015	44,540	14,240,576	(12,133,785)	2,152,000

Net loss						(1,033,733)	(1,033,733)

Conversion of preferred to common	(3,314)	(34)	16,570	166	(132)		0

Issuance of common stock			160,790	1,608	62,707		64,315

Balance at December 28, 2003	63,548	$635	4,631,375	$46,314	$14,303,151	$(13,167,518)	$1,182,582

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
OPERATING ACTIVITIES:
Net (loss) income	$(1,033,733)	$676,841	$(3,019,020)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,076,511	1,102,765	1,701,518
Provision for impairment of goodwill	—	206,196	—
Provision for impairment of assets	360,000	110,000	2,259,137
Loss on sale of assets	2,874	6,956	279,743
Gain on preferred stock conversion	—	—	(588,386)
Minority partner interest	37,984	210	(21,369)
Change in current assets and liabilities	(842,334)	(1,615,352)	(793,759)
Changes in other assets:
(Increase) decrease in other assets	(227,680)	(31,868)	597,637
Decrease in deferred tax assets	—	—	855,000
Decrease in prepaid rent	21,854	25,291	50,400
Changes in other liabilities:
Increase in accrued interest to related parties	144,081	123,335	—
Decrease in deferred rent	(29,230)	(160,296)	(540,937)

Total adjustments	544,060	(232,763)	3,798,984

Net cash (used in) provided by operating activities	(489,673)	444,078	779,964

INVESTING ACTIVITIES:
Proceeds from sale of assets	500	1,091,324	2,892,146
Purchase of property and equipment	(755,278)	(766,772)	(1,806,057)

Net cash (used in) provided by investing activities	(754,778)	324,552	1,086,089

FINANCING ACTIVITIES:
Proceeds from debt financing	578,585	3,043,817	350,527
Repayment of debt	(1,079,004)	(2,313,318)	(2,508,837)

Net cash (used in) provided by financing activities	(500,419)	730,499	(2,158,310)

Net (decrease) increase in cash	(1,744,870)	1,499,129	(292,257)

CASH AT BEGINNING OF PERIOD	2,468,809	969,680	1,261,937

CASH AT END OF PERIOD	$723,939	$2,468,809	$969,680

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(26,115)	$101,176	$549,910
Receivables from related parties	(4,794)	(27,216)	118,018
Tax refunds receivable	—	898,338	(898,338)
Other current assets	337	(81,763)	(205,347)
Accounts payable	(164,169)	(1,524,542)	1,302,476
Accrued expenses	(624,125)	(965,285)	(1,512,352)
Sales tax payable	(23,468)	(16,060)	(148,126)

Change in current assets and liabilities	$(842,334)	$(1,615,352)	$(793,759)

Supplemental disclosure of cash flow information:
Cash paid for interest	$338,883	$445,793	$451,028
Cash (received) paid for income taxes, net	$3,300	$(1,216,438)	$(941,299)

Non-cash operating and investing activities:

•	Bonuses of $64,315 were paid in common stock during 2003.

•	Losses on disposals of assets of $49,356 were applied against reserves in 2003.

•	During 2002, Shells relieved $3,789,595 of the FAS 144 Allowance relating to disposed units.

•	Gains, net of losses, on disposals of assets of $144,153 were applied against reserves for store closings in 2002.

•	Notes receivable of $100,000 were received on the sale of assets during 2002.

•	Shells transferred $43,794 from other assets into property and equipment for assets placed in service during 2002.

•	During 2001, Shells relieved $3,925,000 of the FAS 144 Allowance relating to disposed units.

•	Property held for sale of $1,022,060 on December 30, 2001 was sold during 2002.

•	Shells increased equity by $80,235 for the value of trade payables converted to Preferred Stock net of the Gain on Preferred Stock conversion of $588,386 in October 2001.

•	Losses on disposals of assets of $61,209 were applied against reserves for store closings in 2001.

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – At December 28, 2003, Shells Seafood Restaurants, Inc. and subsidiaries managed and operated 28 full-service, casual dining seafood restaurants in Florida under the name “Shells”. We closed one restaurant in January 2004.

Shells was incorporated on April 29, 1993 and began operations in August 1993 when it purchased from Shells, Inc. the service mark “Shells” as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name “Shells”. Shells subsequently acquired Shells, Inc. effective December 29, 1994.

Principles of Consolidation — The consolidated financial statements include the accounts and operations of Shells and its wholly owned subsidiaries as well as a joint venture partnership in which Shells is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

Fiscal Year — Our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. Each of the Fiscal years ended December 28, 2003 (“Fiscal 2003”), December 29, 2002 (“Fiscal 2002”) and December 30, 2001 (“Fiscal 2001”) were 52 weeks. Fiscal 2004 will be a 53 week year.

Use of Estimates — The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Inventories — Inventories consist of food (primarily seafood), beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Shells utilizes a third party to hold and distribute certain products. The inventory is not recorded by Shells nor is the risk of ownership transferred to Shells until its individual restaurants receive the product.

Property and Equipment — Property and equipment are stated at cost less the provision for impairment and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and buildings are depreciated over the shorter of the lease term or the estimated useful life and range from five to 30 years. Useful lives for equipment, furniture and fixtures, and signs range from three to 10 years.

Goodwill — The excess of the cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. was recognized as goodwill. Prior to Fiscal 2002, goodwill was amortized on the straight-line basis over 20 years; the use of a 20-year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants. During Fiscal 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 whereby goodwill is evaluated periodically for possible impairment and written-down to fair value if impaired.

Impairment of Long-lived Assets — Property and equipment, goodwill and other intangible assets are reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by the estimated future undiscounted cash flows. The impairment write-down is the difference between the carrying amounts and the fair value of those assets. If the total of future undiscounted cash flows is less than the carrying amount of goodwill or property and equipment, the carrying amount is written down to the fair value, and a loss resulting from value impairment is recognized by a charge to earnings. The undiscounted cash flow for each restaurant is calculated through the end of the real estate rental period, plus extensions, if applicable, by estimating future cash flows based on actual historical results of operations and the 2004 budget for each restaurant.

Income Taxes — Shells uses the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. On March 9, 2002, the Economic Stimulus Package was signed into law. This program allows for, among other initiatives, the lengthening of the carry back period allowed for net operating losses from two years to five years. Shells recognized an estimate of the income tax benefit and receivable in Fiscal 2001 and an additional income tax benefit was recognized in Fiscal 2002 when the refund was received, relating to the recovery of taxes paid in Fiscal 1996 and Fiscal 1997.

Net income (loss) per share of common stock — Net income (loss) per common share is computed in accordance with FASB No. 128 “Earnings Per Share”, which requires companies to present basic earnings per share and diluted earnings per share. The basic net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding. The diluted net loss per common share is computed by dividing net loss by the weighted average common shares outstanding excluding common stock equivalents, as they would be anti-dilutive.

Fair Value of Financial Instruments — The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of long-term debt approximates fair value based upon quoted market information as available. As judgment is involved, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

In July 2001, the FASB issued Statement No. 141, “Accounting for Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” These Statements modify accounting for business combinations after June 30, 2001. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Based on our actual results to date and our business plan for Fiscal 2004, the adoption of Statement No. 142 did not result in a change in Fiscal 2003, but resulted in a charge of $206,000 in Fiscal 2002 and is not expected to materially affect our consolidated financial statements in Fiscal 2004. Additionally, the adoption of Statement No. 141 is not expected to materially affect our consolidated financial statements.

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to materially affect our consolidated financial statements.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Based on our actual results to date and our business plan for Fiscal 2004, the adoption of Statement No. 144 resulted in charges of $360,000, $110,000 and $2,259,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, and is not expected to materially affect our consolidated financial statements in Fiscal 2004.

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

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, a company may recognize costs related to a restructuring only when the liability is incurred. Under previous accounting principles generally accepted in the United States of America, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this statement are effective for exits and disposal activities that are initiated after December 31, 2002. Based on our actual results for Fiscal 2003 and our business plan for Fiscal 2004, the adoption of Statement No. 146 did not materially affect our consolidated financial statements during Fiscal 2003 and is not expected to materially affect our consolidated financial statements in Fiscal 2004.

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

In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 is not expected to materially affect our consolidated financial statements.

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

In January 2003 (revised December 2003), the FASB issued a pronouncement, Financial Interpretation No. 46 (“FIN 46” now “FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. Corporations must fully consolidate assets and liabilities covered by FIN 46R in their financial statements in the first fiscal year or interim period beginning after December 15, 2003. Full disclosure, as well as consolidation, if applicable, of any newly created entities after January 31, 2003 must begin immediately. Adoption of FIN 46R is not expected to materially affect our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. Adoption of FASB Statement No. 149 is not expected to materially affect our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “ Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FASB Statement No. 150 is not expected to materially affect our consolidated financial statements.

In December 2003, the FASB revised Statement No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits which amended FASB Statements No. 87, 88, and 106. Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. Adoption of revised FASB Statement No. 132 is not expected to materially affect our consolidated financial statements.

Reclassifications — Certain reclassifications of prior year balances have been made to conform to the current presentation.

NOTE 2. LIQUIDITY

The Company has suffered from recurring losses from operations, has an accumulated deficit and has secured promissory notes to entities affiliated with certain members of our Board of Directors (see Note 7), which are due January 31, 2005 that raise substantial doubt about the Company’s ability to continue as a going concern. Sufficient liquidity to make the scheduled debt reduction under the promissory note, and other debt obligations, is dependent primarily on the realization of cash flow from operations and obtaining alternative financing sources. There can be no assurance that these initiatives will be successful. The Company’s independent auditors have included an explanatory paragraph in their report on the Company’s financial statements, stating that they have been prepared assuming that the Company will continue as a going concern, and that the Company’s recurring losses from operations and net working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate requiring additional financing to satisfy the January 31, 2005 principal payment of $2,000,000 (see Note 7) and interest payment of $420,000 due at maturity. Alternatively, we will pursue discussions to extend the terms of this indebtedness. There are no assurances that these financing options will be available to us.

Relative to the two promissory notes provided by Colonial Bank, we are required to meet a financial covenant relating to debt coverage. As of December 28, 2003, we were not in compliance in meeting this loan covenant. Subsequently, we received a loan covenant waiver from Colonial Bank, which is to be applied through the first quarter of Fiscal 2004. There can be no assurances that Colonial Bank will continue to provide us with a waiver to the extent we do not meet our financial covenants.

Fiscal 2003 was a year of transition for Shells, with several changes in our executive management personnel. On July 7, 2003, Leslie J. Christon joined Shells as our President and Chief Executive Officer; and on September 24, 2003, Guy C. Kathman joined Shells as our Vice President of Operations.

During the second half of Fiscal 2003, the new leadership began several significant shifts in strategy focused on reversing the long-term decline in customer traffic and sales that Shells has experienced. Much of the foundation for the significant changes now underway in menu, marketing and operating standards was put in place during this period. Marketing was brought back in house, under a new marketing executive, and plans were revamped to better balance efforts to attract new customers with programs geared for increasing frequency of existing customers. One such strategy was to reduce the emphasis on discounting. In addition, part of this shift was to increase our focus on the quality, service and overall experience guests receive when they dine at Shells, in tandem to our continuing emphasis on price value. We launched a critical initiative to improve restaurant level operational execution, for instance, elevating standards for service and cleanliness. We also aggressively worked to improve our training.

At the same time, we began taking several important steps to update the Shells concept, taking into account the major shifts in consumer tastes that have taken place in recent years. We developed, tested and trained extensively to get ready for the launch of the new food and beverage menus we rolled out during the first quarter of Fiscal 2004. We tested new color schemes, introduced new uniforms and began evaluating other elements of Shells décor and atmosphere. Additionally, during the fourth quarter of Fiscal 2003 we implemented a new gift card system and overhauled our party platter program.

Growth in cash flow is fundamental to our ability to modernize our restaurants, which in turn, provides a more compelling dining experience for our customers. Our Fiscal 2004 business plan provides for renovations and remodeling at several of our restaurants, to the extent funding is available.

We believe that cash flows from operations will be sufficient to satisfy our contemplated cash requirements through the end of Fiscal 2004, providing we are successful in reversing the long-term trends in declining sales and customer traffic. There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

NOTE 3. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 28, 2003	December 29, 2002
Prepaid expenses	$139,893	$161,655
Note receivable	100,000	100,000
Other current assets	25,998	4,573

	$265,891	$266,228

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 28, 2003	December 29, 2002	December 30, 2001
Leasehold improvements	$4,632,847	$5,137,973	$5,196,352
Equipment	5,292,188	5,869,198	6,495,742
Furniture and fixtures	2,995,371	3,321,961	3,736,200
Land and buildings	2,291,546	2,541,397	2,541,397
Signage	488,715	542,001	730,837

	15,700,667	17,412,530	18,700,528
Less accumulated depreciation and amortization	(8,704,572)	(9,729,638)	(10,594,028)

	$6,996,095	$7,682,892	$8,106,500

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 28, 2003	December 29, 2002
Accrued payroll	$801,548	$967,375
Accrued insurance	237,098	693,280
Restaurant closing expenses	396,537	652,961
Other	579,959	388,838
Unearned revenue	280,148	330,632

	$2,295,290	$3,033,086

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 28, 2003	December 29, 2002
$667,500 promissory note with a bank collateralized by real property owned by Shells. Interest is payable monthly based on the Colonial Bank Base Rate. Principal is payable $3,709 monthly with all unpaid principal due in September 2007. The interest rate was 4.00% at December 28, 2003.	$611,865	$660,082

$635,000 promissory note with a bank collateralized by real property owned by the 51% owned joint venture. Interest is payable monthly based on the Colonial Bank Base Rate. Principal is payable $3,900 monthly with all unpaid principal due in September 2007. The interest rate was 4.00% at December 28, 2003.	578,671	625,471

$655,000 promissory note collateralized by real property owned by Shells. Payments are $8,000 monthly with unpaid principal due June 2009. The interest rate is fixed at 10.0%.	483,934	529,565

$540,000 non-interest bearing note, principal payable in variable monthly installments through December 2004. The balances are net of imputed interest of $3,927 and $13,407 at December 28, 2003 and December 29, 2002, respectively, at 11%. The note is collateralized by a leasehold interest in certain property and fixed assets of Shells.	57,436	109,541

Capitalized lease agreement, collateralized by equipment, payable monthly at $2,132 through November 2005.	40,850	—

Finance agreements, collateralized by equipment, principal and interest due monthly through January 2004, interest rates ranging from 6.8% - 8.0%	11,599	297,521

Finance agreement, collateralized by insurance policy, principal and interest due monthly through January 2004, at 4.25% fixed interest rate.	8,137	—

Finance agreement, collateralized by equipment, principal and interest was due quarterly through October 2003, at 10% fixed interest rate.	—	61,446

$850,000 promissory note with a bank collateralized by equipment owned by Shells. Principal was payable at $3,095 monthly through March 2003. The interest rate was 8.5% at December 29, 2002.	—	9,285

	1,792,492	2,292,911
Less current portion	(234,247)	(532,857)

	$1,558,245	$1,760,054

The annual maturities of debt as of December 28, 2003 are as follows:

2004	234,247
2005	168,480
2006	152,829
2007	984,575
2008	75,080
Thereafter	177,281

$1,792,492

        Relative to the two promissory notes provided by Colonial Bank, we are required to meet a financial covenant relating to debt coverage. As of December 28, 2003, we were not in compliance in meeting this loan covenant. Subsequently, we received a loan covenant waiver from Colonial Bank, which is to be applied through the first quarter of 2004.

NOTE 7. RELATED PARTY DEBT

On January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our common stock. The two investors in this financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing were used for working capital. Notes and deferred interest payable to these related parties were:

	December 28, 2003	December 29, 2002
$1,000,000 secured promissory note due January 31, 2005 bearing interest at 15%, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full.	$1,000,000	$1,000,000

$1,000,000 secured promissory note due January 31, 2005 bearing interest at 15%, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full.	1,000,000	1,000,000

Deferred interest due on January 31, 2005	267,416	123,355

	$2,267,416	$2,123,355

The deferred interest due at maturity, January 31, 2005, will be $420,000.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Prior to January 1, 1995, Shells agreed to pay $540,000 over a 10 year period as inducement to obtain a lease for a certain restaurant site. This amount, net of interest imputed at 11% has been recorded as prepaid rent and is being amortized over the term of the lease. The $540,000 note expires in December 2004.

With the exception of three operating restaurants, Shells conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for Shells to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant’s sales in excess of stipulated amounts. Total rent expense under all leases was $2,571,000, $2,568,000 and $3,014,000, for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively, which included contingent rent of $143,000, $100,000 and $209,000, respectively. The approximate future minimum aggregate rental payments under such operating leases as of December 28, 2003 are as follows:

2004	2,055,000
2005	1,704,000
2006	1,359,000
2007	951,000
2008	686,000
Thereafter	2,505,000

$9,260,000

These leases expire at various dates through the year 2015 and generally have renewal options for additional periods.

During Fiscal 2003, Shells entered into an employment agreement with Leslie J. Christon, President and Chief Executive Officer, that included a salary of $275,000 per year. The term of the employment agreement is two years, and thereafter renews automatically for successive one-year periods unless either party provides notice of intent not to renew. The agreement also provided for the grant of employee options to purchase 297,374 shares of common stock, which vest over a two year period on an annual basis.

Warren R. Nelson, our Chief Financial Officer, holds a letter agreement from the Board of Directors clarifying his severance arrangement, if applicable.

During 1996, Shells entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined (“royalty”), of each of the restaurants opened and continuing to be operated by Shells at each of the six sites through the end of the initial terms of the respective leases. Of the six sites originally leased, five sites continue to be leased. The base terms expire at various dates through 2015 one of which expired in 2003. The royalty expense related to these restaurants was $95,000, $99,000 and $110,000 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

Shells is subject to legal proceedings, claims and liabilities that arose in the ordinary course of business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

NOTE 9. MINORITY PARTNER INTEREST

Shells has a 51% equity interest in a joint venture partnership that owns and operates the Shells restaurant located in Melbourne, Florida. Shells entered into the joint venture partnership in March 1994 with WLH Investments, Inc., a corporation owned by the wife of our then President, who was a Director of Shells until February 2002. We have a 51% equity interest and WLH Investments has the remaining 49%. As a condition of the joint venture partnership, WLH Investments contributed $400,000 in capital on March 1, 1994. The profits, as defined in the joint venture agreement, of the joint venture partnership are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments, (ii) 100% of the next $60,000 is allocated to Shells, if available, and (iii) any excess over the $120,000 is allocated 51% to Shells and 49% to WLH Investments. All losses are allocated in accordance with the ownership percentages.

Our share of the joint venture partnership profits was $272,000, $235,000 and $237,000 during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. In addition, the joint venture partnership paid us $177,000 in Fiscal 2003 and Fiscal 2002, and $180,000 in Fiscal 2001 for management and license fees. The WLH Investments’ share of the joint venture partnership profits was $264,000, $221,000 and $221,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The joint venture agreement and management agreement outline the respective joint venture partner’s responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital, capital expenditures and principal and interest payments on loans and mortgages.

The joint venture agreement, which was effective March 1994, as amended March 1995,

contains a purchase option for Shells to purchase the WLH Investments interest in the joint venture partnership, or conversely, for WLH Investments to put their interest in the joint venture partnership to Shells, for a purchase price of $750,000 payable by the issuance of our common stock having a value of $750,000. The option is exercisable at any time following the date our common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through December 28, 2003.

NOTE 10. STOCKHOLDERS’ EQUITY

In connection with the $2,000,000 financing dated January 31, 2002, we issued to each of Shells Investment Partners and Banyon (i) a $1,000,000 secured promissory note due January 31, 2005 which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full and (ii) a warrant to purchase 4,454,015 shares of our Common Stock, at an exercise price of $0.16 per share. The warrants are exercisable through January 31, 2005.

To date, no dividends have been declared or paid on our common stock. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

NOTE 11. CONVERTIBLE PREFERRED STOCK

On October 24, 2001, Shells issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness by trade creditors of Shells. The shares were issued exclusively to “accredited investors” as defined in Rule 501(a) under the Securities Act. Shells did not receive any cash proceeds in connection with the issuance of the Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible by the holder into five shares of our common stock. The Series A Preferred Stock has a liquidation preference equal to $10.00 per share, plus any declared but unpaid dividends. Dividends on the Series A Preferred Stock, payable in cash at the rate of 5% of the Liquidation Value ($10.00) per annum, are payable annually, when, as and if declared by the Board of Directors of Shells out of funds legally available for the payment of dividends. Dividends on the Series A Preferred Stock are not cumulative. To date, no dividends have been declared or paid on the Series A Preferred Stock.

During January 2003, investors converted 3,314 shares of Series A Preferred Stock into 16,570 shares of our common stock.

NOTE 12. INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 are as follows:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Federal
Current	$—	$(326,715)	$(984,800)
Deferrred	—	—	—

	—	(326,715)	(984,800)

State
Current	—	—	(16,615)
Deferrred	—	—	—

	—	—	(16,615)

Tax asset valuation allowance	—	—	—

Income tax benefit	$—	$(326,715)	$(1,001,415)

Our effective tax rate is composed of the following for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Federal statutory rate	(34.0)%	34.0%	(34.0)%
State income tax, net of federal benefit	(3.5)	3.5	(3.5)
FICA tip credits	(19.3)	(64.3)	(4.5)
Goodwill amortization	—	—	5.0
Goodwill impairment write-down	—	58.9	—
Valuation allowance and other adjustment	56.8	(125.4)	12.1

Effective income tax benefit	—%	(93.3)%	(24.9)%

As of December 28, 2003, Shells has net operating loss carryforwards for federal income tax purposes of approximately $7,500,000 which expire between Fiscal 2006 and Fiscal 2023. Shells also has approximately $2,500,000 of general business credits to carry forward, which expire by Fiscal 2023. Shells had an ownership change in Fiscal 2002 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $75,000 per year. Any portion of the $75,000 amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation on carryforward of net operating losses and credits. Approximately $5,900,000 of our net operating loss carryforwards and approximately $2,000,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $4,500,000 in net operating loss carryforwards and $2,000,000 in credits will expire without benefit to Shells.

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

	December 28, 2003
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$—	$617,000	$617,000
Accrued liabilities	481,000	400,000	881,000
Net operating loss carryforwards	—	2,871,000	2,871,000
General business credits	—	2,534,000	2,534,000

	481,000	6,422,000	6,903,000
Valuation allowance			(6,903,000)

			$—

	December 29, 2002
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$—	$728,000	$728,000
Accrued liabilities	690,000	411,000	1,101,000
Net operating loss carryforwards	—	2,460,000	2,460,000
General business credits	—	2,018,000	2,018,000

	690,000	5,617,000	6,307,000
Valuation allowance			(6,307,000)

			$—

	December 30, 2001
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$—	$1,525,000	$1,525,000
Accrued liabilities	1,002,000	492,000	1,494,000
Net operating loss carryforwards	—	1,067,000	1,067,000
General business credits	—	1,668,000	1,668,000

	1,002,000	4,752,000	5,754,000
Valuation allowance			(4,904,000)

			$850,000

NOTE 13. RELATED PARTY TRANSACTIONS

Shells manages three restaurants pursuant to a management and license agreement, which became effective July 1993. These entities are deemed to be related parties based on our ability to influence the management and operating policies of the managed restaurants. Shells provides management services and licenses our proprietary information required to operate the restaurant for a management fee originally set at 6% of restaurant sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurants requirement to make third party royalty payments. The management agreements were amended in October 2001, reducing the management fee to 4% of restaurant sales until such time that cash flow for three consecutive months is at least 80% of the cash flow for the same respective periods in Fiscal 1999. The management fee then becomes 5% of sales. The management fee increases to, and is maintained at, 6% of sales when cash flow for three consecutive months is at least 90% of cash flow for the same respective periods in Fiscal 1999. The management agreements outline the respective owners’ (“licensees”) responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital and capital expenditures. A fourth restaurant is operated by Shells, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by management for Shells restaurants. Our management fee was originally set at 4% of the restaurant’s sales, and later was modified to 2% in October 2001. The aggregate management fees earned under these agreements was approximately $165,000, $163,000 and $271,000 for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

Shells also has entered into option agreements with three of the licensees, effective July 1993, which were amended in August 1995 and October 2001, documenting the terms by which Shells can acquire the restaurant’s assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of our common stock at the prevailing market price. The option is exercisable by either party upon Shells averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through December 28, 2003.

Effective January 31, 2002, Shells raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our common stock. The two investors in the financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with Shells. Banyon is an entity associated with Philip R. Chapman, Chairman of our Board of Directors, and certain family members of Frederick R. Adler. The proceeds of the financing were used for working capital requirements. See Note 7—Related Party Debt.

In connection with this financing, we issued to each of Shells Investment Partners and Banyon a $1,000,000 secured promissory note due January 31, 2005 which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, and a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. The warrants are exercisable through January 31, 2005.

Furthermore, as part of this financing, we entered into an Investor Rights Agreement, with the two investor groups and certain other stockholders. Pursuant to this agreement, the composition of our Board of Directors is fixed at seven members and each of Banyon and Shells Investment Partners are entitled to nominate three individuals to serve on our Board. This right will terminate with respect to each of Banyon and Shells Investment Partners on the earlier of the date that such entity, or any legal successors thereto, ceases to own at least 13% of our issued and outstanding stock on a fully diluted basis, or the date that all amounts due and payable under such entity’s $1,000,000 promissory note have been paid in full. Additionally, each of these investor groups and Frederick R. Adler and Philip R. Chapman, among others, have agreed to vote their shares, to cause these slated nominees to be elected to our Board of Directors.

Banyon initially appointed Philip R. Chapman, Richard A. Mandell and Christopher D. Illick, all of whom were then serving as directors of our company, as Banyon’s nominees for election to the Board. Shells Investment Partners initially nominated Thomas R. Newkirk, J. Stephen Gardner and John N. Giordano as its nominees for election to the Board. In addition, Messrs. Newkirk, Gardner and Giordano were appointed directors of our company, to fill the vacancies existing on the Board. Mr. Mandell resigned from the Board on March 12, 2002. Effective April 2, 2002, Michael R. Golding filled the vacancy on the Board as Banyon’s nominee.

NOTE 14. STOCK COMPENSATION PLAN

At December 28, 2003, we have four stock-based employee compensation plans, which are described more fully below. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the effect on net income (loss) and earnings per share on a pro forma basis would have been immaterial.

On September 11, 1995, our Board of Directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of 10 years. The weighted average remaining contractual life for the options outstanding at December 28, 2003 for both plans is approximately six years. The 1995 Employee Stock Option Plan, as amended, provides for the issuance of options to purchase up to a total of 840,000 shares. The 1996 Employee Stock Option Plan provides for the issuance of options to purchase a total of 101,000 shares. As of December 28, 2003, options to purchase an aggregate of 298,209 shares were outstanding under the plans, 243,487 of which were exercisable. There were 11,001 shares purchased through the exercise of these options through Fiscal 2003. The exercise prices of the outstanding options range from $0.20 to $5.75.

On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan, as amended, authorized a total of 150,000 shares to be reserved for issuance under this director’s compensation plan. Shells did not grant any options under this plan during Fiscal 2003 nor Fiscal 2002. Shells granted options to purchase 20,000 shares during each of Fiscal 2001 and Fiscal 2000, at the market price on the date of grant. As of December 28, 2003, 36,000 options were outstanding and exercisable.

On May 21, 2002, the stockholders approved the 2002 Equity Incentive Plan allowing for grants of options to purchase up to 1,850,000 shares of Common Stock. The options generally vest over three years, one third annually on the anniversary date of the grant and have a maximum term of 10 years. The weighted average remaining contractual life for the options outstanding at December 28, 2003 is approximately eight years. As of December 28, 2003, options to purchase 874,858 shares were outstanding, 168,161 of which were exercisable. During 2003, 571,704 options were granted at prices ranging between $0.37 and $0.90 per share, the fair market value on the date of the grant. During April 2003, officers and corporate management were issued 160,790 shares of Common Stock at $0.40 per share, pursuant to a Fiscal 2002 management bonus plan.

Option activity is summarized below:

	Number of Shares	Option Price	Weighted Average Price
Outstanding at January 1, 2001	477,092	$0.56 - $11.00	$3.06
Granted	618,500	0.20 - 0.80	0.50
Cancelled	(231,567)	0.45 - 11.00	4.47

Outstanding at December 30, 2001	864,025	0.20 - 11.00	1.36
Granted	1,332,484	0.35 - 0.65	0.42
Cancelled	(163,300)	0.22 - 9.50	1.53

Outstanding at December 29, 2002	2,033,209	0.20 - 9.50	0.73
Granted	571,704	0.37 - 0.90	0.55
Exercised	(160,790)	0.40	0.40
Cancelled	(1,235,056)	0.37 - 5.75	0.48

Outstanding at December 28, 2003	1,209,067	$0.20 to $9.50	$0.95

NOTE 15. EARNINGS (LOSS) PER SHARE

The following table represents the computation of basic and diluted earnings (loss) per share of Common Stock as required by FASB Statement No. 128:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net (loss) income	$(1,033,733)	$676,841	$(3,019,020)

Weighted common shares outstanding	4,577,470	4,454,015	4,454,015

Basic net (loss) income per share of common stock	$(0.23)	$0.15	$(0.68)

Effect of dilutive securities:
Warrants	—	5,575,916	—
Stock options	—	229,257	—

Diluted weighted common shares outstanding	4,577,470	10,259,188	4,454,015

Diluted net (loss) income per share of common stock	$(0.23)	$0.07	$(0.68)

Diluted net loss per common share excludes anti-dilutive stock options and warrants of 10,117,000 and 864,000 during Fiscal 2003 and Fiscal 2001, respectively.

NOTE 16. PROVISION FOR IMPAIRMENT OF ASSETS

In accordance with FASB Statement No. 144, which superseded FASB Statement No. 121, Shells identified certain long-lived assets as impaired. The impairment was recognized when the future undiscounted cash flows of certain assets were estimated to be less than the assets’ related carrying value. As such, the carrying values were written down to our estimates of fair value based on the best information available making whatever estimates, judgments, and projections were deemed necessary.

Shells recognized write-downs of $360,000, $110,000 and $2,259,000 during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The write-down in Fiscal 2003 related to three Florida restaurants, two of which have not previously been written down. We have nine restaurants that are deemed to be impaired as of December 28, 2003. The write-down in Fiscal 2002 related to three Florida restaurants, which were not previously written down. The write-down in Fiscal 2001 primarily related to the Midwest locations. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants.

NOTE 17. DEFINED CONTRIBUTION PLAN

Shells has a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All salaried employees of Shells with more than 90 days of service who are at least 21 years of age, and who are not considered highly compensated, are eligible to participate in the plan. The plan allows for a discretionary matching contribution from Shells. Shells, which pays the plan expenses, has contributed $12,000 in discretionary contributions to date.

NOTE 18. ADVERTISING AND MARKETING

Shells has incurred the following costs for television, radio, billboards and local store marketing:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Advertising and marketing	$1,501,000	$1,545,000	$1,296,000

As a percentage of revenues	3.4%	3.3%	2.3%

ITEM 9A. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by SEC Rule 13a-15(b), we have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to Shells is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Proposal – Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders, expected to be held on May 5, 2004, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in our Proxy Statement to be filed in connection with our 2004 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Beneficial Ownership of Common Stock” in our Proxy Statement to be filed in connection with our 2004 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement to be filed in connection with our 2004 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements

(1) and (2)	See “Index to Financial Statements” at Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits - Exhibits Nos. 10.1, 10.2, 10.4, 10.5, 10.30, 10.31, 10.53, 10.54, 10.55 and 10.57 are management contracts, compensatory plans or arrangements.

Exhibits	Description

3.1	Certificate of Incorporation*

3.2	Agreement and Plan of Merger, dated March 31, 1996, by and between Shells Seafood Restaurants, Inc., a Delaware Corporation, and Shells Seafood Restaurant, Inc., a Florida Corporation. *

3.3	By-laws. *

3.4	Certificate of Designation. **

4.1	Specimen Common Stock Certificate. *

10.1	1996 Employee Stock Option Plan. *

10.2	1995 Employee Stock Option Plan. *

10.3	Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc.*

10.4	1996 Stock Option Plan for Non-Employee Directors**

10.5	2002 Equity Incentive Plan **

10.6	First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc.*

10.7	Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH Investments, Inc.*

10.8	First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc.*

10.9	Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint Venture and Shells Seafood Restaurants, Inc.*

10.10	Management and License Agreement dated July 29, 1993, between Shells of Carrollwood Village, Inc. and Shells Seafood Restaurants, Inc., as amended. *

10.11	Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc. and Shells Seafood Restaurants, Inc., as amended. *

10.12	Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc., as amended. *

10.13	Amended Option Agreement dated August 10, 1995 between Shells Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc.*

10.14	Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc.*

10.15	Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc.*

10.16	Agreement for Consulting and Management Services and Licensing of Service Marks, dated October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the Stipulation of Settlement dated December 2, 1994. *

10.17	Asset Purchase Agreement, dated September 30, 1994 between Shells of St. Petersburg Beach, Inc. and the Bleckley Corporation. *

10.18	Assignment Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation. *

10.19	Promissory Note in the initial principal amount of $540,000, dated September 30, 1994 by Shells of St. Pete Beach, Inc. for the benefit of the Bleckley Corporation. *

10.20	Continuing and Unconditional Guaranty by Shells Seafood Restaurants, Inc. for the benefit of the Bleckley Corporation. *

10.21	Security Agreement, dated September 30, 1995 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation. *

10.22	Assignment Agreement, dated November 1, 1993 between Shells of Countryside Square, Inc. and Clearwater Food Service, Inc. (retired in Fiscal 2002 with satisfaction of debt) *

10.23	Promissory Note in the initial principal amount of $500,000, dated November 1, 1993 by Shells of Countryside Square, Inc. for the benefit of Clearwater Food Service, Inc. (retired in Fiscal 2002 with satisfaction of debt)*

10.24	Form of Directors Indemnification Agreement. *

10.25	Promissory Note in the principal amount of $453,000, dated September 4, 1996 by Shells Seafood Restaurants, Inc. for the benefit of Huntington National Bank of Florida. (retired in Fiscal 2002 with satisfaction of debt) **

10.26	Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida LP**

10.27	Equipment lease agreement between Captec and Shells Seafood Restaurants, Inc. (retired in Fiscal 2002 with satisfaction of debt) **

10.28	Loan agreement, dated January 15, 1998, between Shells Seafood Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $850,000. **

10.29	Loan agreement, dated February 3, 1998, between Shells Seafood Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $1,000,000. (retired in Fiscal 2002 with satisfaction of debt and sale of property)**

10.30	Letter from Board of Directors, dated January 19, 2000, clarifying severance arrangement for Warren R. Nelson **

10.31	Employment Agreement, dated April 2, 2001, between David W. Head and Shells Seafood Restaurants, Inc. (employment terminated June 6, 2003)**

10.32	Letter Agreement, dated April 17, 2001, between Shells Seafood Restaurants, Inc. and Best Que, LLC and Famous Ribs, Inc. regarding transfer of three Midwest restaurants **

10.33	Secured Promissory Note, dated January 18, 2002, between Shells Seafood Restaurants, Inc., and Best Que, LLC **

10.34	Management and License Agreement, dated July 11, 2001, between Shells Seafood Restaurants, Inc. and Best Que, LLC **

10.35	Letter, dated, January 18, 2002 between Shells Seafood Restaurants, Inc. and Best Que, LLC and The Lark Group, LLC, acknowledging agreement and terms **

10.36	Assignment and Assumption of Lease, dated January 21, 2002 between Shells Seafood Restaurants, Inc. and Famous Dave’s Ribs, Inc. with landlord consent **

10.37	Termination Agreement, dated February 1, 2002, between Shells Seafood Restaurants, Inc. and Shoney’s, Inc. regarding The Lark Group, LLC lease assignment **

10.38	Installment Note, dated December 3, 2001, between Shells Seafood Restaurants, Inc. and Northgate Square Cincinnati, LLC (retired Fiscal 2003 with satisfaction of debt)**

10.39	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc. **

10.40	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc. **

10.41	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc. **

10.42	Securities Purchase Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed on the signature pages thereto, Shells Investment Partners, LLC and Banyon Investment, LLC***

10.43	Security Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed in the signature pages thereto, Shells Investment Partners, LLC and Banyon Investment, LLC***

10.44	Investor Rights Agreement, dates as of January 31, 2002, among Shells Seafood Restaurants, Inc., Shells Investment Partners. LLC, Banyon Investment, LLC and the shareholders listed on Schedule I thereto***

10.45	Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Banyon Investment, LLC***

10.46	Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Shells Investment Partners, LLC***

10.47	Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Banyon Investment, LLC***

10.48	Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Shells Investment Partners, LLC***

10.49	Loan agreement, dated October 8, 2002, between Shells Seafood Restaurants, Inc. and Colonial Bank (previously known as Manufacturers Bank of Florida), in the initial principal amount of $667,500. **

10.50	Loan agreement, dated October 25, 2002, between Shells of Melbourne, Joint Venture and Colonial Bank (previously known as Manufacturers Bank of Florida), in the renewal principal amount of $635,506. **

10.51	Settlement Agreement and Release, dated February 27, 2003, between Shells Seafood Restaurants, Inc. and The Lark Group, L.L.C., Best Que,L.L.C, and Michael L Sloane, II in the amount of $188,201.**

10.52	Distribution Agreement, dated August 28, 2002, between Shells Seafood Restaurants, Inc. and Performance Food Group, LLC.**

10.53	Consulting Agreement, dated March 21, 2003, between Shells Seafood Restaurants, Inc. and George Heaton; terminated August 28, 2003.**

10.54	Amendment to the Non-Employee Director Stock Option Plan, as approved October 23, 2001 **

10.55	Amendment to the 1995 Employee Stock Option Plan, as approved October 23, 2001 **

10.56	Equipment lease agreement between Colonial Pacific Leasing Corporate dba GE Capital Colonial Pacific Leasing and Shells Seafood Restaurants, Inc. dated November 8, 2002 and funded in Fiscal 2003.

10.57	Employment Agreement, dated July 1, 2003, between Leslie J. Christon and Shells Seafood Restaurants, Inc. ****

10.58	Code of Ethics.

21	Subsidiaries of the Registrant. *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906

*	Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Registration Statement on Form S-1 (File No. 333-1600).

**	Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 10-K or 10-KA for the fiscal year ended December 29, 2002.

***	Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated February 11, 2002.

****	Previously filed with the Securities and Exchange Commission as an Exhibit to, and incorporated herein by reference from our Form 10-Q for the quarter ended June 29, 2003.

(b)	Reports on Form 8-K

On January 30, 2004, Shells filed a current report on Form 8-K, Item 12, regarding a press release on January 30, 2004 announcing annual and fourth quarter operating results for the period ended December 28, 2003.

On November 12, 2003, Shells filed a current report on Form 8-K/A, Item 12, amending the Current Report on Form 8-K filed on October 31, 2003. The average weighted number of common shares outstanding for the 39 weeks ended September 28, 2003 and September 29, 2002 were revised to correct for miscalculations in the previous numbers reported.

Shells filed a current report on Form 8-K, Item 12, regarding a press release on October 31, 2003 announcing third quarter operating results for the period ended September 28, 2003.

Shells filed a current report on Form 8-K, Item 5, regarding a press release on October 20, 2003 announcing that Stacey L. Floberg joined Shells as Director of Marketing.

Exhibits

none

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.

Dated: March 26, 2004	By: /s/ Warren R. Nelson
Warren R. Nelson
Executive Vice President of Finance,
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie J. Christon Leslie J. Christon	President and Chief Executive Officer (Chief Executive Officer)	March 26, 2004

/s/ Warren R. Nelson Warren R. Nelson	Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Chief Financial Officer)	March 26, 2004

/s/ Philip R. Chapman Philip R. Chapman	Chairman of the Board	March 26, 2004

/s/ J. Stephen Gardner J. Stephen Gardner	Director	March 26, 2004

/s/ John N. Giordano John N. Giordano	Director	March 26, 2004

/s/ Michael R. Golding Michael R. Golding	Director	March 26, 2004

/s/ Christopher D. Illick Christopher D. Illick	Director	March 26, 2004

/s/ Thomas R. Newkirk Thomas R. Newkirk	Director	March 26, 2004