Form 10-Q
period 2004-03-28
SHELLS SEAFOOD RESTAURANTS INC
filed 2004-05-12
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-Q

x Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period
      Ended March 28, 2004
__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________to __________

                   Commission File No. 0-28258

                 SHELLS SEAFOOD RESTAURANTS, INC.
       -----------------------------------------------------
      (Exact  name of registrant as specified in its charter)

          DELAWARE                            65-0427966
-------------------------------     ----------------------------------
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


Class	                                   Outstanding at May 5, 2004
Common stock, $0.01 par value	                    4,671,375

            SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                               Index



Part I.	Financial Information                              Page Number

    Item 1.  Financial Statements

        Consolidated Balance Sheets                         3

        Consolidated Statements of Income (Unaudited)       4

        Consolidated Statements of Cash Flows (Unaudited)   5

        Consolidated Statement of
             Stockholders' Equity  (Unaudited)              6

        Notes to Consolidated Financial
             Statements (Unaudited)                         7-8

     Item 2.  Management's Discussion and Analysis
        of Financial Condition and Results of Operations    9-13

     Item 3.  Quantitative and Qualitative Disclosures
        About Market Risk                                   13

     Item 4.  Controls and ProcedureS                       14

Part II.  Other Information                                 15-16

Signatures                                                  17

              SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                         (Unaudited)
                                        March 28, 2004   December 28, 2003
                                       ---------------- -------------------
ASSETS
Cash                                    $   1,478,452    $        723,939
Inventories                                   452,017             382,549
Other current assets                          399,101             265,891
Receivables from related parties              101,774             110,147
                                       ---------------- -------------------
Total current assets                        2,431,344           1,482,526

Property and equipment, net                 6,832,900           6,996,095
Prepaid rent                                   71,672              75,577
Other assets                                  572,651             587,612
Goodwill                                    2,474,407           2,474,407
                                       ---------------- -------------------
TOTAL ASSETS                            $  12,382,974    $     11,616,217
                                       ================ ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                        $   2,309,196    $      2,390,685
Accrued expenses                            2,327,074           2,295,290
Sales tax payable                             294,353             168,385
Notes and deferred interest payable
 to related parties                         2,299,367                 -
Current portion of long-term debt             273,658             234,247
                                       ---------------- -------------------
Total current liabilities                   7,503,648           5,088,607

Deferred rent                               1,033,808           1,053,531
Long-term debt, less current portion        1,531,854           1,558,245
Notes and deferred interest payable
 to related parties                               -             2,267,416
                                       ---------------- -------------------
Total liabilities                          10,069,310           9,967,799

Minority partner interest                     478,032             465,836
                                       ---------------- -------------------

STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value;
  authorized 2,000,000 shares;
  63,548 shares issued and outstanding            635                 635
Common stock, $.01 par value;
  authorized 20,000,000 shares;
  4,651,375 and 4,631,375 shares issued
  and outstanding                              46,514              46,314
Additional paid-in-capital                 14,311,351          14,303,151
Accumulated deficit                       (12,522,868)        (13,167,518)
                                       ---------------- -------------------
  Total stockholders' equity                1,835,632           1,182,582
                                       ---------------- -------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $  12,382,974    $     11,616,217
                                       ================ ===================


            See accompanying notes to consolidated financial statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                               13 Weeks Ended
                                     -------------------------------------
                                       March 28, 2004     March 30, 2003
                                     ------------------ ------------------
REVENUES                               $    12,591,372    $    13,011,985
                                     ------------------ ------------------
COST AND EXPENSES:
 Cost of revenues                            4,110,668          4,222,839
 Labor and other related expenses            3,747,965          3,856,608
 Other restaurant operating expenses         2,811,454          2,829,525
 General and administrative expenses           793,394            839,739
 Depreciation and amortization                 296,193            260,793
                                     ------------------ ------------------
                                            11,759,674         12,009,504
                                     ------------------ ------------------

INCOME FROM OPERATIONS                         831,698          1,002,481
                                     ------------------ ------------------
OTHER INCOME (EXPENSE):
 Interest expense                             (102,198)          (126,822)
 Interest income                                 1,305              4,614
 Other expense, net                            (17,325)           (21,785)
                                     ------------------ ------------------
                                              (118,218)          (143,993)
                                     ------------------ ------------------
INCOME BEFORE ELIMINATION OF
 MINORITY PARTNER INTEREST AND
 INCOME TAXES                                  713,480            858,488

ELIMINATION OF MINORITY PARTNER
 INTEREST                                      (68,830)           (74,404)
                                     ------------------ ------------------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                  644,650            784,084

PROVISION FOR INCOME TAXES                         -                  -
                                     ------------------ ------------------
NET INCOME                             $       644,650    $       784,084
                                     ================== ==================
NET INCOME PER SHARE OF COMMON STOCK:
 Basic                                 $          0.14    $          0.18
                                     ================== ==================
 Diluted                               $          0.06    $          0.07
                                     ================== ==================

AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
 Basic                                       4,634,012          4,468,764
                                     ================== ==================
 Diluted                                    10,790,341         11,790,878
                                     ================== ==================

          See accompanying notes to consolidated financial statements.

              SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                         ----------------------------------
                                                 13 Weeks Ended
                                         ----------------------------------
                                          March 28, 2004    March 30, 2003
                                         ----------------  ----------------
OPERATING ACTIVITIES:
 Net income                               $      644,650    $      784,084
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization                   296,193           260,793
 Loss on sale of assets                              -               2,352
 Minority partner interest                        12,196            18,328
 Changes in current assets and liabilities       (86,091)         (787,335)
 Changes in other assets:
   Decrease (increase) in other assets             3,168           (11,384)
   Decrease in prepaid rent                        3,905            10,138
 Changes in other liabilities:
   Increase in accrued interest to
    related parties                                  -              29,142
   Decrease in deferred rent                     (19,723)          (14,297)
                                         ----------------  ----------------
 Total adjustments                               209,648          (492,263)
                                         ----------------  ----------------
 Net cash provided by operating
  activities                                     854,298           291,821
                                         ----------------  ----------------
INVESTING ACTIVITIES:
 Purchase of property and equipment             (121,205)         (198,719)
                                         ----------------  ----------------
 Net cash used in investing
  activities                                    (121,205)         (198,719)

FINANCING ACTIVITIES:
 Proceeds from debt financing                    124,281           506,585
 Repayment of debt                              (111,261)         (296,298)
 Proceeds from issuance of stock                   8,400               -
                                         ----------------  ----------------
 Net cash provided by financing
   activities                                     21,420           210,287
                                         ----------------  ----------------
 Net increase in cash                            754,513           303,389

CASH AT BEGINNING OF PERIOD                      723,939         2,468,809
                                         ----------------  ----------------
CASH AT END OF PERIOD                     $     1,478,452   $    2,772,198
                                         ================  ================
Cash flows (outflows) from changes in
  current assets and liabilities:
 Inventories                              $       (69,468)  $      (58,998)
 Receivables from related parties                   8,373           33,510
 Other current assets                            (133,210)        (515,590)
 Accounts payable                                 (81,489)        (193,386)
 Accrued expenses                                  31,784         (190,175)
 Sales tax payable                                125,968          137,304
 Increase in accrued interest to
  related parties                                  31,951              -
                                         ----------------  ----------------
Change in current assets and liabilities  $       (86,091)  $     (787,335)
                                         ================  ================

Supplemental disclosure of
  cash flow information:
 Cash paid for interest                   $        69,046   $       97,678


           See accompanying notes to consolidated financial statements.

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                  ADDITIONAL    RETAINED
                          PREFERRED STOCK        COMMON STOCK       PAID-IN      EARNINGS
                         Shares    Amount    Shares    Amount       CAPITAL     (DEFICIT)       TOTAL
                       ---------   --------  --------- --------  ------------ -------------  -----------


Balance at
   December 28, 2003     63,548   $   635  4,631,375 $ 46,314   $14,303,151  $(13,167,518)  $1,182,582

Net income                                                                        644,650      644,650

Stock options converted
   to common stock                            20,000      200         8,200                      8,400
                       --------- --------  --------- ---------  ------------  ------------  -----------
Balance at
  March 28, 2004         63,548   $   635  4,651,375 $  46,514  $ 14,311,351  $(12,522,868) $1,835,632
                        ========= ======== ========= =========  ============  ============= ===========

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the "Company") should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended December 28, 2003 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.


NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share":

                                        ---------------------------------
                                                 13 Weeks Ended
                                        ---------------------------------
                                         March 28, 2004   March 30, 2003
                                        ---------------------------------

Net income applicable to common stock    $      644,650   $      784,084
                                        =================================

Weighted common shares outstanding            4,634,012        4,468,764
Basic net income per share of
 common stock                            $         0.14   $         0.18
Effect of dilutive securities:
   Warrants                                   6,057,460        6,715,284
   Stock options                                 98,869          606,830
                                        ---------------------------------
Diluted weighted common shares
 outstanding                                 10,790,341       11,790,878
                                        ---------------------------------
Diluted net income per share of
 common stock                            $         0.06   $         0.07
                                        =================================


The earnings per share calculation excluded 584,558 and 770,423 options during the first quarter of 2004 and 2003, respectively, as the exercise prices of the options were greater than the average market price of the common shares.


NOTE 3.  STOCK COMPENSATION PLANS

At March 28, 2004, we have four stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share on a pro forma basis would have been immaterial.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued a pronouncement, Financial Interpretation Number 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This FIN deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. Corporations must fully consolidate assets and liabilities covered by FIN 46 in their Financial Statements in the first fiscal year or interim period beginning after June 15, 2003. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. Adoption of FIN 46 did not materially impact our consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied
prospectively.   Adoption of FASB Statement 149 did not materially
impact our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FASB Statement No. 150 did not materially impact our consolidated financial statements.

In December 2003, the FASB revised Statement No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits which amended FASB Statements No. 87, 88, and 106. Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. Adoption of revised FASB Statement No. 132 did not materially impact our consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Traditionally, the first part of our fiscal year is our strongest selling season, and lays the foundation for that year's financial results. During the first quarter of Fiscal 2004, we implemented a new food menu mid-way through the quarter and began rolling out a new beverage menu in the latter part of the quarter.
In addition, we initiated a marketing promotion supported by television and radio in select markets, and point of purchase materials in all restaurants. During the first quarter of Fiscal 2003, we were negatively impacted by several external factors, including the outbreak of war in Iraq, which led some consumers to forgo restaurant dining in favor of televised war updates, and renewed terrorism fears that hurt Florida tourism and the State's economy. Although our same store sales for the first quarter of Fiscal 2004 declined by 1.4% from the comparable period last year, we believe our initiatives to stimulate sales brought improvement to the Company as the relative change in first quarter same store sales improved over each of the four quarters of Fiscal 2003. We believe sales trends continue to reflect customer perceptions of our restaurants' physical environment, which in general require updating. We consider same store sales and cash flow from operations to be among the most significant drivers in our business.

Growth in cash flow is fundamental to our ability to modernize our restaurants, which in turn, provides a more compelling dining experience for our customers. Our 2004 business plan provides for renovations and remodeling at several of our restaurants, to the extent funding is available. We tested new decor and paint colors at two restaurants during the first quarter of 2004. Additionally, during the first quarter, we began a significant remodeling program at one of our highest volume restaurants. The remodel and grand reopening of this restaurant will be completed in May 2004.

In January 2004, we closed an under-performing restaurant which was sold in the second quarter of 2004 at a net gain of $89,000. Additionally, a second under-performing store was closed in May 2004. The closure of both units will effectively reduce our overall sales going forward, but we expect will favorably affect our net income and cash flow from operations.

On January 31, 2005, two notes totaling $2,000,000 will mature, for which payment will be due in full, along with deferred interest through the due date of $420,000. The notes are held by entities owned by several of the Company's directors or persons associated with them. We anticipate that we will either restructure this debt or we will obtain alternative outside financing to replace these obligations.

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

                                                  13 Weeks Ended
                                         ----------------------------------
                                          March 28, 2004    March 30, 2003
                                         ----------------  ----------------

REVENUES                                          100.0%            100.0%

COST AND EXPENSES:
  Cost of revenues                                 32.6%             32.5%
  Labor and other related expenses                 29.8%             29.6%
  Other restaurant operating expenses              22.3%             21.7%
                                         ----------------  ----------------
  Total restaurant costs and expenses              84.7%             83.8%
                                         ----------------  ----------------

  General and administrative expenses               6.3%              6.5%
  Depreciation and amortization                     2.4%              2.0%
                                         ----------------  ----------------
Income from operations                              6.6%              7.7%
                                         ----------------  ----------------

Interest expense, net                              -0.8%             -0.9%
Other expense, net                                 -0.1%             -0.2%
Elimination of minority partner interest           -0.5%             -0.6%
                                         ----------------  ----------------
Income before provision for taxes                   5.2%              6.0%
Provision for income taxes                          0.0%              0.0%
                                         ----------------  ----------------
Net income                                          5.2%              6.0%
                                         ================  ================



RESULTS OF OPERATIONS

13 weeks ended March 28, 2004 and March 30, 2003

Revenues. Total revenues for the first quarter of 2004 were $12,591,000 as compared to $13,012,000 for the first quarter of 2003. The $421,000, or 3.2% decrease in revenues primarily was due to the closing of one restaurant during the first quarter of 2004, and to a lesser extent a 1.4% decrease in comparable store sales. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 32.6% for the first quarter of 2004 from 32.5% for the first quarter of 2003. This increase primarily was due to shifts in entree selections among our customers to slightly lower margin items resulting from the implementation of our new menu. The Company is continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues increased to 29.8% during the first quarter of 2004 as compared to 29.6% for the first quarter of 2003. This increase was primarily due to increases in labor used in restaurant cleaning, formerly performed by outside cleaning services and increases in benefits and taxes including unemployment taxes and health insurance premiums. The increase in unemployment taxes is related to rate increases beginning in 2004 assessed by the State of Florida against all employers.

Other restaurant operating expenses.   Other restaurant operating
expenses of $2,811,000 for the first quarter of 2004 decreased by $18,000 compared to the first quarter of 2003 due to the shift away from using outside cleaning services, offset in part by an increase in advertising expenditures. However, as a result of a reduction in operating leverage caused by lower sales volumes, other restaurant operating expenses, as a percentage of revenues, increased to 22.3% for the first quarter of 2004 as compared with 21.7% for the first quarter of 2003

General and administrative expenses. General and administrative expenses of $793,000 or 6.3% of revenues for the first quarter of 2004 decreased from $840,000 or 6.5% of revenues for the first quarter of 2003, primarily due to decreases in consulting fees and recruiting costs.

Depreciation and amortization. Depreciation and amortization expense increased to $296,000 or 2.4% of revenues for the first quarter of 2004 from $261,000 or 2.0% of revenues in the first quarter of 2003. The increase as a percentage of revenues primarily relates to the acceleration of depreciation expense for a restaurant with a lease expiring in June 2004.

Interest expense.  Interest expense was $102,000 in the first quarter
of 2004 compared to $127,000 in the first quarter of 2003.   The
decrease was primarily related to smaller loan balances outstanding. Provision for income taxes. No provision for income taxes was recognized for the first quarter of 2004 or 2003.

Income from operations and net income. As a result of the factors discussed above, the Company had income from operations of $832,000 for the first quarter of 2004 compared to $1,002,000 for the first quarter of 2003. The Company had net income of $645,000 for the first quarter of 2004 compared to $784,000 for the first quarter of 2003.



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

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues increased to 2.0% for the first quarter of 2003 from 1.9% in the first quarter of 2002. The percentage increase primarily was due to the reduction in operating leverage caused by lower sales volume.

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

Income from operations and net income. As a result of the factors discussed above, the Company had income from operations of $1,002,000 for the first quarter of 2003 compared to $1,179,000 for the first quarter of 2002. The Company had net income of $784,000 for the first quarter of 2003 compared to $926,000 for the first quarter of 2002. Exclusive of nonrecurring charges of $106,000, net income for the first quarter of 2002 was $1,032,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered from recurring losses from operations, has an accumulated deficit and has secured promissory notes due January 31, 2005. We anticipate requiring additional financing to satisfy the January 31, 2005 principal payment of $2,000,000 and interest payment of $420,000 due at maturity. Sufficient liquidity to make the scheduled debt reduction under the promissory note, and other debt obligations, is dependent primarily on the realization of cash flow from operations, obtaining alternative financing sources, or liquidation of assets. There are no assurances that these financing options will be available to us.

As of March 28, 2004, the Company's current liabilities of $7,504,000 exceeded its current assets of $2,431,000, resulting in a working capital deficiency of $5,073,000. In comparison, the December 28,
2003 working capital deficiency was $3,606,000.   The increase in the
working capital deficiency primarily related to the reclassification of the $2,000,000 debt maturing January 31, 2005, as current debt. Our operating leverage has decreased. We may still encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant disposition costs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 13 weeks ended March 28, 2004 was $854,000 compared to $292,000 for the comparable period in 2003. The net increase of $562,000 compared to the same period in 2003 primarily relates to favorable variances in other current assets associated with a reduction in prepaid insurance, accrued expenses relating to payroll and bonuses, and the timing of payments for accounts payable, partially offset by a decrease in net income.

The cash used in investing activities was $121,000 for the 13 weeks ended March 28, 2004 compared to $199,000 for the same period in 2003; or a net decrease of $77,000 due to a reduction in expenditures for capital improvements.

The cash provided by financing activities was $21,000 for the 13 weeks ended March 28, 2004 compared to $210,000 for the comparable period in 2003. The net decrease of $189,000 primarily related to a change in how we acquire and finance insurance, partially offset by a reduction in required debt payments and proceeds from the exercise of common stock options. In 2004, the annual premium for general liability and property insurance is being paid ratably throughout the year, as compared to 2003 when the annual premium was financed as a lump sum at the beginning of the year.

During October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. The principal balances owed on these two notes as of March 28, 2004 were $567,000 and $601,000,
respectively.   Relative to these two promissory notes, we are
required to meet a financial covenant relating to debt coverage. As of March 28, 2004, we were not in compliance in meeting this loan covenant. We received a loan covenant waiver from Colonial Bank, which is to be applied through the first quarter of Fiscal 2004.
There can be no assurances that Colonial Bank will continue to provide us with a waiver to the extent we do not meet our financial covenants.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,168,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank's base rate.

Item 4.  Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by SEC Rule 13a-15(b), we have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to Shells is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	 Legal Proceedings

On June 21, 2002 we brought legal action against The Lark Group
LLC, Best Que LLC, and Michael Sloane, II, in the United States District Court, Middle District of Florida, Tampa Division, relating to their purchase of assets and leasehold rights for two Midwest locations. Our complaint sought relief for breaches of contract against each of the defendants. Defendants consented to a final judgment in the amount of $188,201, which was filed with the Court on January 22, 2003. We are continuing to take steps to vigorously pursue collection of this judgment.

In the ordinary course of business, the Company is and may be a party to various legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to the Company's financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

During March 2004, a former employee acquired 20,000 shares of Common Stock by exercising stock options, resulting in net proceeds to the Company of $8,400. The proceeds were used for working capital requirements.


Item 3. Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 5,
2004, the following directors were elected by the votes indicated:

Philip R. Chapman: 4,235,592 For, 14,400 Against or Withheld, 0 Abstaining
J. Stephen Gardner: 4,235,592 For, 14,400 Against or Withheld, 0 Abstaining John N. Giordano: 4,235,592 For, 14,400 Against or Withheld,0 Abstaining Michael R. Golding: 4,235,092 For, 14,900 Against or Withheld,0 Abstaining Christopher D. Illick: 4,235,592 For, 14,400 Against or Withheld, 0 Abstaining Thomas R. Newkirk: 4,235,592 For, 14,400 Against or Withheld, 0 Abstaining

Item 5.	Other Information

    None

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits

     31.1 Certification of Chief Executive Officer under Rule 13a-14(a)

     31.2 Certification of Chief Financial Officer under Rule 13a-14(a)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906


(b) Current reports on Form 8-K filed during the fiscal quarter ended March 28, 2004:

     The Company filed a current report on Form 8-K, Item 12, regarding a press release on January 30, 2004 announcing annual operating results for the year ended December 28, 2003.

     The Company filed a current report on Form 8-K, Items 1 and 7, on April 27, 2004 announcing that Frederick R. Adler purchased a $1,000,000 promissory note issued by the Company to Banyon
     Investments, LLC on January 31, 2002.

     The Company filed a current report on Form 8-K, Item 12, regarding a press release on April 30, 2004 announcing operating results for the quarter ended March 28, 2004.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SHELLS SEAFOOD RESTAURANTS, INC.
       (Registrant)


/s/ Leslie J. Christon                  May 12, 2004
Leslie J.Christon
President and Chief Executive Officer






/s/ Warren R. Nelson                     May 12, 2004
Warren R. Nelson
Executive Vice President and Chief Financial Officer



                                17
<END>