Form 10-Q
period 2004-06-27
SHELLS SEAFOOD RESTAURANTS INC
filed 2004-08-11
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                           FORM 10-Q

x    Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Quarterly
     Period Ended June 27, 2004
__   Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Transition
     Period from __________to __________

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


    Class                                  Outstanding at July 29, 2004
-----------------------------              -----------------------------
Common stock, $0.01 par value	                        4,812,740

                SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                        Index



Part I.   Financial Information                                    Page Number

  Item 1. Financial Statements

          Consolidated Balance Sheets                                     3

          Consolidated Statements of Income (Unaudited)                   4-5

          Consolidated Statements of Cash Flows (Unaudited)               6-7

          Consolidated Statement of Stockholders' Equity (Unaudited)      8

          Notes to Consolidated Financial Statements - (Unaudited)        9-11

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12-17

  Item 3. Quantitative and Qualitative Disclosures About Market Risk      17

  Item 4. Controls and Procedures                                         17

Part II.  Other Information                                               18-19

Signatures                                                                20

                   SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                         -------------------  -------------------
                                            June 27, 2004      December 28, 2003
                                         -------------------  -------------------
ASSETS

Cash                                      $       1,053,119    $         723,939
Inventories                                         402,777              382,549
Other current assets                                607,271              265,891
Receivables from related parties                     87,599              110,147
                                         -------------------  -------------------
   Total current assets                           2,150,766            1,482,526

Property and equipment, net                       6,679,567            6,996,095
Other assets                                        620,805              663,189
Goodwill                                          2,474,407            2,474,407
                                         -------------------  -------------------
TOTAL ASSETS                              $      11,925,545    $      11,616,217
                                         ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                          $       1,807,706    $       2,390,685
Accrued expenses                                  2,352,825            2,295,290
Sales tax payable                                   197,998              168,385
Notes and deferred interest payable
  to related parties (Note 4)                     2,182,536                  -
Current portion of long-term debt                   273,979              234,247
                                         -------------------  -------------------
   Total current liabilities                      6,815,044            5,088,607

Deferred rent                                       895,154            1,053,531
Long-term debt, less current portion              1,639,991            1,558,245
Notes and deferred interest payable
  to related parties (Note 4)                           -              2,267,416
                                         -------------------  -------------------
   Total liabilities                              9,350,189            9,967,799

Minority partner interest                           473,173              465,836
                                         -------------------  -------------------


STOCKHOLDERS'  EQUITY:
Preferred stock, $0.01 par value;
 authorized 2,000,000 shares; 35,275
 and 63,548 shares issued and
 outstanding, respectively                              353                  635
Common stock, $.01 par value; authorized
 20,000,000 shares; 4,812,740 and
 4,631,375 shares issued and outstanding,
 respectively                                        48,128               46,314
Additional paid-in-capital                       14,318,419           14,303,151
Accumulated deficit                             (12,264,717)         (13,167,518)
                                         -------------------  -------------------
    Total stockholders' equity                    2,102,183            1,182,582
                                         -------------------  -------------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                     $      11,925,545    $      11,616,217
                                         ===================  ===================


                See accompanying notes to consolidated financial statements.

                      SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     13 Weeks Ended
                                          --------------------------------------
                                            June 27, 2004        June 29, 2003
                                          ------------------  ------------------
REVENUES                                   $     10,996,898    $     11,901,337
                                          ------------------  ------------------

COST AND EXPENSES:
  Cost of revenues                                3,730,111           3,926,727
  Labor and other related expenses                3,249,954           3,496,061
  Other restaurant operating expenses             2,509,812           2,880,211
  General and administrative expenses               866,163             874,015
  Depreciation and amortization                     282,593             263,293
                                          ------------------  ------------------
                                                 10,638,633          11,440,307
                                          ------------------  ------------------

INCOME FROM OPERATIONS                              358,265             461,030
                                          ------------------  ------------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (104,926)           (118,843)
  Interest income                                       889               3,531
  Other income (expense), net                        74,645             (31,585)
                                          ------------------  ------------------
                                                    (29,392)           (146,897)
                                          ------------------  ------------------

INCOME BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES                 328,873             314,133

ELIMINATION OF MINORITY PARTNER INTEREST            (70,722)            (69,953)
                                          ------------------  ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES            258,151             244,180

PROVISION FOR INCOME TAXES                              -                   -
                                          ------------------  ------------------
NET INCOME                                 $        258,151    $        244,180
                                          ==================  ==================

NET INCOME PER SHARE OF COMMON STOCK:
  Basic                                    $           0.05    $           0.05
                                          ==================  ==================
  Diluted                                  $           0.02    $           0.02
                                          ==================  ==================

AVERAGE WEIGHTED NUMBER OF COMMON SHARES
 OUTSTANDING:
 Basic                                            4,720,756           4,561,797
                                          ==================  ==================
 Diluted                                         10,445,374          11,466,292
                                          ==================  ==================


                See accompanying notes to consolidated financial statements.

                      SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                      (Continued)

                                                     26 Weeks Ended
                                          --------------------------------------
                                            June 27, 2004        June 29, 2003
                                          ------------------  ------------------
REVENUES                                   $     23,588,270    $     24,913,322
                                          ------------------  ------------------

COST AND EXPENSES:
  Cost of revenues                                7,840,779           8,149,567
  Labor and other related expenses                6,997,919           7,352,669
  Other restaurant operating expenses             5,321,266           5,709,736
  General and administrative expenses             1,659,557           1,713,754
  Depreciation and amortization                     578,786             524,086
                                          ------------------  ------------------
                                                 22,398,307          23,449,812
                                          ------------------  ------------------

INCOME FROM OPERATIONS                            1,189,963           1,463,510
                                          ------------------  ------------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (207,124)           (245,665)
  Interest income                                     2,194               8,145
  Other income (expense), net                        57,320             (53,370)
                                          ------------------  ------------------
                                                   (147,610)           (290,890)
                                          ------------------  ------------------

INCOME BEFORE ELIMINATION OF MINORITY
  PARTNER INTEREST AND INCOME TAXES               1,042,353           1,172,620

ELIMINATION OF MINORITY PARTNER INTEREST           (139,522)          (144,357)
                                          ------------------  ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES            902,801           1,028,263

PROVISION FOR INCOME TAXES                              -                   -
                                          ------------------  ------------------
NET INCOME                                 $        902,801    $      1,028,263
                                          ==================  ==================

NET INCOME PER SHARE OF COMMON STOCK:
  Basic                                    $           0.19    $           0.23
                                          ==================  ==================
  Diluted                                  $           0.09    $           0.09
                                          ==================  ==================

AVERAGE WEIGHTED NUMBER OF COMMON SHARES
 OUTSTANDING:
 Basic                                            4,677,384           4,507,906
                                          ==================  ==================
 Diluted                                         10,618,336          11,413,529
                                          ==================  ==================


                 See accompanying notes to consolidated financial statements.

                       SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   26 Weeks Ended
                                         ------------------------------------
                                            June 27, 2004      June 29, 2003
                                         -----------------  -----------------
OPERATING ACTIVITIES:
Net income                              $         902,801    $     1,028,263

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization                  578,786            524,086
   (Gain) loss on sale of assets                  (89,161)             2,352
   Loss on sale of assets applied against reserves 24,776                -
   Minority partner interest                        7,337             31,647
   Changes in current assets and
    liabilities                                  (658,456)        (1,429,249)
   Decrease in other assets                        18,798             22,442
   Changes in other liabilities:
     Decrease in income taxes payable                 -               (3,300)
     Increase in accrued interest to
      related parties                                 -               70,998
     Decrease in deferred rent                    (49,489)           (21,391)
                                         -----------------  -----------------
   Total adjustments                             (167,414)          (802,415)
                                         -----------------  -----------------
   Net cash provided by operating
    activities                                    735,392            225,848
                                         -----------------  -----------------

INVESTING ACTIVITIES:
   Proceeds from sale of assets                    88,776                -
   Purchase of property and equipment            (467,951)          (393,180)
                                         -----------------  -----------------

   Net cash used in investing activities         (379,175)          (393,180)
                                         -----------------  -----------------

FINANCING ACTIVITIES:
   Proceeds from debt financing                   162,298            578,585
   Repayment of debt                             (206,135)          (626,616)
   Proceeds from the issuance of stock             16,800                -
                                         -----------------  -----------------
Net cash used in financing activities             (27,037)           (48,031)
                                         -----------------  -----------------
Net increase (decrease) in cash                   329,180           (215,363)

CASH AT BEGINNING OF PERIOD                       723,939          2,468,809
                                         -----------------  -----------------
CASH AT END OF PERIOD                     $     1,053,119    $     2,253,446
                                         =================  =================


                 See accompanying notes to consolidated financial statements.

                        SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       (Continued)

                                                   26 Weeks Ended
                                         ------------------------------------
                                            June 27, 2004      June 29, 2003
                                         -----------------  -----------------

Cash flows (outflows) from changes in
 current assets and liabilities:
   Inventories                            $       (20,228)   $       (40,810)
   Receivables from related parties                22,548                975
   Other current assets                          (341,381)          (675,429)
   Accounts payable                              (582,979)          (460,098)
   Accrued expenses                               153,535           (299,950)
   Sales tax payable                               29,613             46,063
   Increase in accrued interest to
    related parties                                80,435                -
                                         -----------------  -----------------
     Change in current assets and
      liabilities                         $      (658,456)   $    (1,429,249)
                                         =================  =================
Supplemental disclosure of cash flow
 information:
   Cash paid for interest                 $       122,336    $       179,964




Non-cash operating and investing activities:

     Accrued interest to related parties of $165,315 was refinanced through a second mortgage in June 2004 and classified as long-term debt. Insurance reserves of $96,000 have been applied to asset impairment charges in June 2004.
     Loss on sale of assets applied against reserves of $24,776 reduced net book value of property and equipment by $19,062 and deferred rent by $5,714 in June 2004.
     Deferred rent of $114,602 was applied to gain in sale of restaurant in
          April 2004.
     Asset impairment charges of $110,000 were applied against gain on sale of restaurant in April 2004.
     Bonuses of $64,315 were paid in common stock during the second quarter of 2003.



              See accompanying notes to consolidated financial statements.
                                      7

                  SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                         ADDITIONAL     RETAINED
                             PREFERRED STOCK          COMMON STOCK        PAID-IN       EARNINGS
                            Shares      Amount      Shares     Amount     CAPITAL       (DEFICIT)        TOTAL
                           --------- ----------  ---------- ----------  ------------  ------------  -------------
Balance at
    December 28, 2003       63,548    $  635      4,631,375  $ 46,314    $14,303,151  $(13,167,518)  $1,182,582

Net income                                                                                 902,801      902,801

Preferred stock converted
    to common stock         (28,273)     (282)       141,365     1,414         (1,132)                       -

Stock options converted to
    common stock                                      40,000       400         16,400                    16,800
                           ---------- ----------  ---------- ----------  ------------  ------------  -------------
Balance at June 27, 2004     35,275    $  353      4,812,740  $ 48,128    $14,318,419  $(12,264,717)  $2,102,183
                           ========== ==========  ========== ==========  ============  ============  =============



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


NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share":


13 Weeks Ended                                June 27, 2004       June 29, 2003
                                            -------------------------------------
Net income applicable to common stock        $       258,151     $       244,180
                                            =====================================

Weighted common shares outstanding                 4,720,756           4,561,797
Basic net income per share of common stock   $          0.05     $          0.05
Effect of dilutive securities:
  Warrants                                         5,690,683           6,450,642
  Stock options                                       33,935             453,853
                                            -------------------------------------
Diluted weighted common shares outstanding        10,445,374          11,466,292
                                            -------------------------------------
Diluted net income per share of common stock $          0.02     $          0.02
                                            =====================================


26 Weeks Ended                                June 27, 2004       June 29, 2003
                                            -------------------------------------
Net income applicable to common stock        $       902,801     $     1,028,263
                                            =====================================

Weighted common shares outstanding                 4,677,384           4,507,906
Basic net income per share of common stock   $          0.19     $          0.23
Effect of dilutive securities:
  Warrants                                         5,875,509           6,450,642
  Stock options                                       65,443             454,981
                                            -------------------------------------
Diluted weighted common shares outstanding        10,618,336          11,413,529
                                            -------------------------------------
Diluted net income per share of common stock $          0.09     $          0.09
                                            =====================================


The earnings per share calculations excluded warrants and options to purchase an aggregate of 781,583 and 545,588 shares of common stock during the 13 weeks ended June 27, 2004 and June 29, 2003, respectively, and warrants and options to purchase an aggregate of 621,177 and 541,172 shares of common stock during the 26 weeks ended June 27, 2004 and June 29, 2003, respectively, as the exercise price of the warrants and options were greater than the average market price of the common shares.

NOTE 3.  STOCK COMPENSATION PLANS

At June 27, 2004, we have four stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share on a pro forma basis would have been immaterial.



NOTE 4.  SUBSEQUENT EVENT

On August 4, 2004, our $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. These newly issued warrants are exercisable from January 31, 2005 through January 31, 2007. The Company recognized a one-time, non-cash charge of $446,000 relating to this transaction.


NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which amended FASB Statements No. 87, 88, and 106. Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. Adoption of revised FASB Statement No. 132 did not materially impact our consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the second quarter of Fiscal 2004, we continued to take significant steps aimed at updating the Shells concept and elevating our customer service and restaurant-level execution. We revamped our management and hourly training programs, and began retraining and certifying our employees to drive service improvements. We continued to refine the new menu which was rolled out during the first quarter of fiscal 2004. The success of our new recruiting program helped increase the caliber of our restaurant manager candidates. We also introduced a new beverage program during the second quarter, resulting in increased beverage alcohol sales.

The various improvements have been well received by customers, as measured by our guest satisfaction survey system. Customer ratings for service, food quality and cleanliness all improved during the second quarter of fiscal 2004.

Sales trends continued to lag prior year levels as same store sales declined 4.2% from the second quarter of 2003. We believe sales trends continue to reflect customer perceptions of our restaurants' physical environment, which we are working to update and enhance. We have developed a new color, lighting and decor package which gives our restaurants a much brighter and more contemporary atmosphere. During the quarter, we completed the remodeling of our West Palm Beach restaurant with the new design and held a grand reopening event in May. Since remodeling, this restaurant has achieved increases in sales and customer traffic relative to comparable chain-wide performance. During July, we completed remodeling of a second restaurant, in Redington Shores, marking the first restaurant in the Tampa area to feature Shells' new look.

We believe that the ongoing enhancements to the Shells concept, coupled with operational performance improvements, will provide a more compelling dining experience. Our marketing is focused on attracting new customers to experience these changes. During the quarter, we initiated a marketing promotion of new menu offerings supported by television and radio in select markets, and point of purchase materials in all restaurants. We have also increased our direct marketing efforts through the use of e-mail. Several of our units, mostly in coastal areas, have enjoyed year-over-year sales improvements as tourism continued to strengthen through the summer months of 2004.

In January 2004, we closed an under-performing restaurant which was sold in the second quarter of 2004 at a net gain of $89,000. In May, we chose not to renew a costly lease and closed a second under-performing store. A third restaurant was closed in August as the lease expired and the building is set for demolition. The closure of these units will reduce our overall sales going forward, but the net affect to our net income and cash flow from operations is expected to be favorable. Once we achieve desired levels of financial performance, we will again look to increase our number of operating restaurants.

There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements. If cash flow requirements are not met, there are no assurances that financing options will be available to us or that our business plan will not be significantly hampered by our cash position.

On June 23, 2004, GCM Shells Seafood Partners, LLC and Trinad Capital, LP purchased from Shells Investment Partners, LLC ("SIP") a $1,000,000 principal amount promissory note issued by Shells in January 2002, in connection with our $2,000,000 financing. Deferred interest payable to SIP of $165,000 was refinanced and secured by a mortgage on certain real estate owned by us. The deferred interest owed to SIP is to be repaid in 24 equal monthly payments commencing in June 2005. The balance of the deferred interest owed to the other note holders has been deferred until January 31, 2007.

On August 4, 2004, our $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. These newly issued warrants are exercisable from January 31, 2005 through January 31, 2007. The Company recognized a one-time, non-cash charge of $446,000 relating to this transaction.

The following table sets forth, for the periods indicated, the percentages which the items in the Company's Consolidated Statements of Income bear to total revenues.

                                                       13 Weeks Ended                   26 Weeks Ended
                                             ---------------------------------  -------------------------------
                                               June 27, 2004    June 29, 2003    June 27, 2004   June 29, 2003
                                             ----------------- ---------------  --------------- ---------------
REVENUES                                             100.0%           100.0%           100.0%          100.0%
                                             ----------------- ---------------  --------------- ---------------
COST AND EXPENSES:
  Cost of revenues                                    33.9%            33.0%            33.2%           32.7%
  Labor and other related expenses                    29.6%            29.4%            29.7%           29.5%
  Other restaurant operating expenses                 22.8%            24.2%            22.6%           22.9%
                                             ----------------- ---------------  --------------- ---------------
  Total restaurant costs and expenses                 86.3%            86.6%            85.5%           85.1%
                                             ----------------- ---------------  --------------- ---------------

  General and administrative expenses                  7.9%             7.3%             7.0%            6.9%
  Depreciation and amortization                        2.6%             2.2%             2.5%            2.1%
                                             ----------------- ---------------  --------------- ---------------
Income from operations                                 3.2%             3.9%             5.0%            5.9%
                                             ----------------- ---------------  --------------- ---------------

Interest expense, net                                 -0.9%            -1.0%            -0.9%           -1.0%
Other expense, net                                     0.7%            -0.3%             0.2%           -0.2%
Elimination of minority partner interest              -0.6%            -0.6%            -0.6%           -0.6%
                                             ----------------- ---------------  --------------- ---------------
Income before provision for taxes                      2.4%             2.0%             3.7%            4.1%
Provision for income taxes                             0.0%             0.0%             0.0%            0.0%
                                             ----------------- ---------------  --------------- ---------------
Net income                                             2.4%             2.0%             3.7%            4.1%
                                             ================= ===============  =============== ===============




RESULTS OF OPERATIONS

13 weeks ended June 27, 2004 and June 29, 2003

Revenues. Total revenues for the second quarter of 2004 were $10,997,000 as compared to $11,901,000 for the second quarter of 2003. The $904,000, or 7.6%, decrease in revenues was due to a 4.2% decrease in comparable store sales and the closing of two restaurants during the first half of 2004. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 33.9% for the second quarter of 2004 from 33.0% for the second quarter of 2003. This increase primarily related to increases in dairy and chicken commodity prices, which are expected to remain elevated in the near term. There was a non-recurring write-down of inventory of $36,000 in the second quarter of 2003. Exclusive of the non-recurring item, cost of revenues was 32.7% for the second quarter of 2003. The Company is continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues increased to 29.6% during the second quarter of 2004 as compared to 29.4% for the second quarter of 2003. This increase was due to increases in cleaning costs and benefits and taxes compared to the prior year. The increase in cleaning costs resulted from services being performed by our employees this year compared to outsourcing last year. We benefited from second quarter non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions and corresponding refunds of $161,000 and $197,000 in 2004 and 2003, respectively, of which $142,000 and $182,000 were allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of revenues was 30.8% and 30.9% for the second quarters of 2004 and 2003, respectively.

Other restaurant operating expenses.   Other restaurant operating
expenses as a percentage of revenues decreased to 22.8% for the second quarter of 2004 as compared with 24.2% for the second quarter of 2003. The decrease primarily was due to decreases in contract cleaning services and repairs and maintenance.

General and administrative expenses. General and administrative expenses were $866,000, or 7.9% as a percentage of revenues, for the second quarter of 2004 compared to $874,000, or 7.3% as a percentage of revenues, for the second quarter of 2003. There was a one-time non-recurring charge for severance of $39,000 in the second quarter of 2004 for downsizing of administrative personnel. Exclusive of this one-time charge, general and administrative expenses were 7.5% as a percentage of revenues for the second quarter of 2004. Excluding the one-time charge, the decrease in dollar expenditures was primarily due to decreases in consulting fees.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues was 2.6% and 2.2% for the second quarters of 2004 and 2003, respectively.

Interest expense, net. Interest expense was $104,000 in the second quarter of 2004 compared to $115,000 in the second quarter of 2003. The decrease was primarily related to the reduction of loan balances outstanding.

Provision for income taxes. No provision or benefit for income taxes was recognized for the second quarter of 2004 or 2003 based on annual projected taxable income, as adjusted for net operating loss carry forwards.

Income from operations and net income. As a result of the factors discussed above, we had income from operations of $358,000 for the second quarter of 2004 compared to $461,000 for the second quarter of 2003. Exclusive of non-recurring items noted above, income from operations was $236,000 and $300,000 for the second quarters of 2004 and 2003, respectively. Shells had net income of $258,000 for the second quarter of 2004 compared to $244,000 for the second quarter of 2003. Exclusive of nonrecurring charges, net income was $47,000 and $83,000 for the second quarters of 2004 and 2003, respectively. A non-recurring item affecting net income for the second quarter of 2004 included an $89,000 gain on the sale of property.


26 weeks ended June 27, 2004 and June 29, 2003

Revenues. Total revenues for the 26 weeks ended June 27, 2004 were $23,588,000 as compared to $24,913,000 for the 26 weeks ended June 29, 2003. The $1,325,000, or 5.3%, decrease primarily was due to a reduction in same store sales of 2.8% in addition to the closing of two units in the first half of 2004.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 33.2% for the 26 weeks ended June 27, 2004 from 32.7% for the comparable period in 2003. This increase primarily related to increases in dairy and chicken commodity prices, which are expected to remain elevated in the near term. There was a non-recurring write-down of inventory of $36,000 in 2003. Exclusive of the non-recurring item, cost of revenues was 32.6% for the 26 weeks ended June 29, 2003.

Labor and other related expenses. Labor and other related expenses increased to 29.7% as a percentage of revenues for the 26 weeks ended June 27, 2004 as compared to 29.5% for the same period in 2003. This increase was due to increases in cleaning costs and benefits and taxes compared to the prior year. The increase in cleaning costs resulted from services being performed by our employees this year compared to outsourcing last year. We benefited from second quarter non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions and corresponding refunds of $161,000 and $197,000 in 2004 and 2003, respectively, of which $142,000 and
$182,000 were allocated to restaurant labor costs.   Exclusive of the
non-recurring items, labor and other related expenses as a percentage of revenues was 30.3% and 30.2% for the 26 weeks of 2004 and 2003, respectively.

Other restaurant operating expenses. Other restaurant operating expenses decreased to 22.6% as a percentage of revenues for the 26 weeks ended June 27, 2004 as compared with 22.9% for the same period in 2003. The decrease primarily was due to decreases in contract cleaning services and repairs and maintenance.

General and administrative expenses. General and administrative expenses were $1,659,000, or 7.0% as a percentage of revenues, for the 26 weeks ended June 27, 2004 compared to $1,714,000, or 6.9% as a percentage of revenues, for the same period in 2003. This decrease in dollar expenditures was primarily due to decreases in consulting fees. A non-recurring charge of $39,000 for severance pay occurred in 2004. Exclusive of this non-recurring item, general and administrative expenses were 6.9% as a percentage of revenues for the first six months of 2004.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues was 2.5% for the 26 weeks ended June 27, 2004 compared to 2.1% for the prior year.

Interest expense, net.   Interest expense was $205,000 in the 26 weeks
ending June 27, 2004 compared to $238,000 in the same period of 2003. The decrease was primarily related to the reduction of loan balances outstanding.

Income from operations and net income. As a result of the factors discussed above, the Company's income from operations was $1,190,000 for the 26 weeks ended June 27, 2004 compared to $1,464,000 for the same period in 2003. Exclusive of non-recurring items noted above, the Company's income from operations was $1,068,000 and $1,303,000 for the 26 weeks ended June 27, 2004 and June 29, 2003, respectively. The Company's net income for the 26 weeks ended June 27, 2004 was $903,000 compared to $1,028,000 in the same period in 2003. Exclusive of non-recurring items, the Company's net income was $692,000 and $867,000 for the 26 weeks ended June 27, 2004 and June 29, 2003, respectively. A non-recurring item affecting net income for the 26 weeks ended June 27, 2004 included an $89,000 gain on the sale of property.



LIQUIDITY AND CAPITAL RESOURCES

On August 4, 2004, our $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. These newly issued warrants are exercisable from January 31, 2005 through January 31, 2007. The Company recognized a one-time, non-cash charge of $446,000 relating to this transaction.

On June 23, 2004, GCM Shells Seafood Partners, LLC and Trinad Capital, LP purchased from Shells Investment Partners, LLC ("SIP") a $1,000,000 principal amount promissory note issued by Shells in January 2002, in connection with our $2,000,000 financing. Deferred interest payable to SIP of $165,000 was refinanced and secured by a mortgage on certain real estate owned by us. The deferred interest owed to SIP is to be repaid in 24 equal monthly payments commencing in June 2005. The balance of the deferred interest owed to the other note holders has been deferred until January 31, 2007.

As of June 27, 2004, the Company's current liabilities of $6,815,000 exceeded its current assets of $2,151,000, resulting in a working capital deficiency of $4,664,000. In comparison, the December 28, 2003 working capital deficiency was $3,606,000. The increase in the working capital deficiency primarily related to the reclassification of the $2,000,000 debt, originally maturing January 31, 2005, as current debt. Subsequent to second quarter of 2004 end, the $2,000,000 debt was refinanced and now matures on January 31, 2007.

Our operating leverage has decreased. We may still encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant disposition costs. Historically, we have generally operated with minimal or negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 26 weeks ended June 27, 2004 was $735,000 compared to $226,000 for the comparable period in 2003. The net increase of $509,000 compared to the same period in 2003 primarily related to favorable variances in other current assets associated with a reduction in prepaid insurance, the timing of payments for accounts payable, accrued expenses relating to payroll and bonuses and a gain on the sale of assets, partially offset by a decrease in net income.

The cash used in investing activities was $379,000 for the 26 weeks ended June 27, 2004 compared to $393,000 for the same period in 2003;
or a net decrease of $14,000.   Proceeds from the sale of assets of
$89,000 related to the sale of a restaurant location in the second quarter of 2004, which discontinued operations in the first quarter of 2004. The increase in capital expenditures to $468,000 for the 26 weeks ended June 27, 2004 compared to $393,000 for the same period in 2003, primarily related to restaurant remodelings.

The cash used in financing activities was $27,000 for the 26 weeks ended June 27, 2004 compared to $48,000 for the comparable period in 2003. The net decrease of $21,000 primarily related to a change in how we acquire and finance insurance, partially offset by a reduction in required debt payments and proceeds from the exercise of common stock options. In 2004, the annual premium for general liability and property insurance is being paid ratably throughout the year, as compared to 2003 when the annual premium was financed as a lump sum at the beginning of the year.

During October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. The principal balances owed on these two notes as of June 27, 2004 were $559,000 and $593,000,
respectively.   Relative to these two promissory notes, we are
required to meet a financial covenant relating to debt coverage. As of June 27, 2004, we were not in compliance in meeting this loan covenant. We received a loan covenant waiver from Colonial Bank, which is to be applied through the second quarter of Fiscal 2004. There can be no assurances that Colonial Bank will continue to provide us with a waiver to the extent we do not meet our financial covenants.

We have, from time-to-time utilized, and to the extent applicable may utilize real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary. In the event that our plans change, assumptions prove to be inaccurate, or expenses are higher than anticipated, and in the event projected cash flow proves to be insufficient to fund operations, we could be required to seek additional third party financing. In addition, remodeling our restaurants chain-wide would require significant capital investment. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,152,000 in outstanding debt with banks that is based on variable rates. Borrowings under these loan agreements bear interest at the rate equal to the applicable bank's base rate.


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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 21, 2002, we brought legal action against The Lark Group LLC, Best Que LLC, and Michael Sloane, II, in the United States District Court, Middle District of Florida, Tampa Division, relating to their purchase of assets and leasehold rights for two Midwest locations. Our complaint sought relief for breaches of contract against each of the defendants. Defendants consented to a final judgment in the amount of $188,201, which was filed with the Court on January 22, 2003. We are continuing to take steps to vigorously pursue collection of this judgment.

     On May 24, 2004, we received a notice from the Equal Employment Opportunity Commission (EEOC) that a former employee in a Ft. Lauderdale Shells restaurant had filed a charge of discrimination with the EEOC. Shells terminated the employment of this person in May 2004. Specifically, this former employee claimed race and national origin discrimination under Title VII of the Civil Rights Act of 1964. Based on our investigation to date we believe the charge is meritless and intend to vigorously defend our position.

     In the ordinary course of business, the Company is and may be a party to various legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to the Company's financial position, results of operations or cash flows.



Item 2.  Changes in Securities and Use of Proceeds

     During April 2004, a former employee acquired 20,000 shares of Common Stock by exercising stock options, resulting in net proceeds to the Company of $8,400. The proceeds were used for working capital requirements.

     During June 2004, an accredited investor converted 28,273 shares of Preferred Stock into 141,365 shares of Common Stock. There were no proceeds to the Company for this transaction.



Item 3.  Defaults Upon Senior Securities

	None



Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 5, 2004, the following directors were elected by the votes indicated:

Philip R. Chapman: 4,235,592 For, 14,400 Against or Withheld, 0 Abstaining
J. Stephen Gardner:4,235,592 For, 14,400 Against or Withheld, 0 Abstaining
John N. Giordano:	4,235,592 For, 14,400 Against or Withheld, 0 Abstaining
Michael R. Golding: 4,235,092 For, 14,900 Against or Withheld, 0 Abstaining Christopher D. Illick: 4,235,592 For, 14,400 Against or Withheld,0 Abstaining Thomas R. Newkirk: 4,235,592 For, 14,400 Against or Withheld, 0 Abstaining

Item 5.	Other Information

     On July 29, 2004, the Board of Directors appointed our President and Chief Executive Officer, Leslie J. Christon, as a seventh board member. Additionally, the Board of Directors rescinded the status of William Hattaway and George Heaton as Board Observers.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    31.1 Certification of Chief Executive Officer under Rule 13a-14(a)
    31.2 Certification of Chief Financial Officer under Rule 13a-14(a)
    32.1 Certification of Chief Executive Officer and
             Chief Financial Officer under Section 906


(b) Current reports on Form 8-K filed during the fiscal quarter ended June 27, 2004:

The Company filed a current report on Form 8-K, Items 1 and 7, on April 27, 2004 announcing that Frederick R. Adler purchased a
$1,000,000 promissory note issued by the Company to Banyon
Investments, LLC on January 31, 2002.

The Company filed a current report on Form 8-K, Item 12, regarding a press release on April 30, 2004 announcing operating results for the quarter ended March 28, 2004.

The Company filed a current report on Form 8-K, Item 5, regarding a press release on May 19, 2004 announcing the grand reopening of the West Palm Beach location.

The Company filed a current report on Form 8-K, Items 1 and 7, on June 23, 2004 announcing that GCM Shells Seafood Partners, LLC and Trinad Capital, LP purchased a $1,000,000 promissory note issued by the Company to Shells Investment Partners, LLC on January 31, 2002.

The Company filed a current report on Form 8-K, Item 12, regarding a press release on July 23, 2004 announcing operating results for the quarter ended June 27, 2004.

The Company filed a current report on Form 8-K, Items 5 and 7, regarding a press release on August 4, 2004 announcing the extension of the secured senior notes and the appointment of Leslie J. Christon to the Board of Directors.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SHELLS SEAFOOD RESTAURANTS, INC.
       (Registrant)



/s/ Leslie J. Christon
President and Chief Executive Officer
August 11, 2004




/s/ Warren R. Nelson
Executive Vice President and Chief Financial Officer
August 11, 2004

                                                   20
<END>