Form 10-Q
period 2004-09-26
SHELLS SEAFOOD RESTAURANTS INC
filed 2004-11-05
CIK 935066

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 26, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Class	Outstanding at October 25, 2004
Common stock, $0.01 par value	4,812,740

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 26, 2004	December 28, 2003
ASSETS
Cash	$385,342	$723,939
Inventories	406,124	382,549
Other current assets	749,133	265,891
Receivables from related parties	102,276	110,147

Total current assets	1,642,875	1,482,526

Property and equipment, net	6,543,806	6,996,095
Other assets	597,779	663,189
Goodwill	2,474,407	2,474,407

TOTAL ASSETS	$11,258,867	$11,616,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,003,203	$2,390,685
Accrued expenses	2,500,101	2,295,290
Sales tax payable	118,145	168,385
Current portion of long-term debt	239,447	234,247

Total current liabilities	4,860,896	5,088,607

Deferred rent	873,212	1,053,531
Long-term debt, less current portion	1,567,919	1,558,245
Notes and deferred interest payable to related parties	2,217,104	2,267,416

Total liabilities	9,519,131	9,967,799

Minority partner interest	436,058	465,836

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; 35,275 and 63,548 shares issued and outstanding, respectively	353	635
Common stock, $.01 par value; authorized 20,000,000 shares; 4,812,740 and 4,631,375 shares issued and outstanding, respectively	48,128	46,314
Additional paid-in-capital	14,318,419	14,303,151
Accumulated deficit	(13,063,222)	(13,167,518)

Total stockholders’ equity	1,303,678	1,182,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,258,867	$11,616,217

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	13 Weeks Ended
	September 26, 2004	September 28, 2003
REVENUES	$8,682,534	$10,125,143

COST AND EXPENSES:
Cost of revenues	2,957,369	3,319,468
Labor and other related expenses	2,902,216	3,407,219
Other restaurant operating expenses	2,440,345	2,847,323
General and administrative expenses	770,571	903,564
Depreciation and amortization	271,793	275,793

	9,342,294	10,753,367

LOSS FROM OPERATIONS	(659,760)	(628,224)

OTHER INCOME (EXPENSE):
Interest expense	(552,481)	(112,668)
Interest income	107	3,072
Other income (expense), net	464,636	(40,727)

	(87,738)	(150,323)

LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	(747,498)	(778,547)

ELIMINATION OF MINORITY PARTNER INTEREST	(51,006)	(54,373)

LOSS BEFORE PROVISION FOR INCOME TAXES	(798,504)	(832,920)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(798,504)	$(832,920)

NET LOSS PER SHARE OF COMMON STOCK:
Basic	$(0.17)	$(0.18)

Diluted	$(0.17)	$(0.18)

AVERAGE WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING:
Basic	4,812,740	4,631,375

Diluted	4,812,740	4,631,375

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Continued)

	39 Weeks Ended
	September 26, 2004	September 28, 2003
REVENUES	$32,270,804	$35,038,465

COST AND EXPENSES:
Cost of revenues	10,798,148	11,469,034
Labor and other related expenses	9,900,136	10,759,888
Other restaurant operating expenses	7,761,611	8,557,059
General and administrative expenses	2,430,128	2,617,318
Depreciation and amortization	850,579	799,879

	31,740,602	34,203,178

INCOME FROM OPERATIONS	530,202	835,287

OTHER INCOME (EXPENSE):
Interest expense	(759,605)	(358,333)
Interest income	2,301	11,217
Other income (expense), net	521,956	(94,097)

	(235,348)	(441,213)

INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	294,854	394,074

ELIMINATION OF MINORITY PARTNER INTEREST	(190,558)	(198,730)

INCOME BEFORE PROVISION FOR INCOME TAXES	104,296	195,344

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$104,296	$195,344

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.02	$0.04

Diluted	$0.01	$0.02

AVERAGE WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING:
Basic	4,722,503	4,559,502

Diluted	11,124,583	11,168,456

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
	September 26, 2004	September 28, 2003
OPERATING ACTIVITIES:
Net income	$104,296	$195,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	850,579	799,879
Interest expense on warrants issued	446,000	—
Insurance proceeds net of hurricane-related expenses	(497,242)	—
(Gain) loss on sale of assets	(98,023)	2,874
Loss on sale of assets applied against reserves	24,776	—
Minority partner interest	(29,778)	29,385
Changes in current assets and liabilities	(579,224)	(1,176,756)
Decrease (increase) in other assets	30,035	(167,810)
Changes in other liabilities:
Decrease in income taxes payable	—	(3,300)
Increase in accrued interest to related parties	115,003	105,839
Decrease in deferred rent	(60,005)	(21,771)

Total adjustments	202,121	(431,660)

Net cash provided by (used in) operating activities	306,417	(236,316)

INVESTING ACTIVITIES:
Proceeds from sale of assets	88,776	500
Purchase of property and equipment	(600,148)	(611,084)

Net cash used in investing activities	(511,372)	(610,584)

FINANCING ACTIVITIES:
Proceeds from debt financing	162,292	578,585
Repayment of debt	(312,734)	(935,548)
Proceeds from issuance of stock	16,800	—

Net cash used in financing activities	(133,642)	(356,963)

Net decrease in cash	(338,597)	(1,203,863)

CASH AT BEGINNING OF PERIOD	723,939	2,468,809

CASH AT END OF PERIOD	$385,342	$1,264,946

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

	39 Weeks Ended
	September 26, 2004	September 28, 2003
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(23,575)	$(25,022)
Receivables from related parties	7,871	13,248
Other current assets	6,043	(271,624)
Accounts payable	(387,482)	(480,539)
Accrued expenses	(131,841)	(389,021)
Sales tax payable	(50,240)	(23,798)

Change in current assets and liabilities	$(579,224)	$(1,176,756)

Supplemental disclosure of cash flow information:
Cash paid for interest	$197,552	$258,490
Cash paid for income taxes	$—	$3,300

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

Asset impairment charges of $158,335 were applied to reduce the basis of fixed assets damaged by a fire in September 2004.

Deferred rent of $114,602 was applied to gain on sale of restaurant in April 2004.

Asset impairment charges of $110,000 were applied against gain on sale of restaurant in April 2004.

Bonuses of $64,315 were paid in common stock during the second quarter of 2003.

See accompanying notes to consolidated financial statements.

S HELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)
	Shares	Amount	Shares	Amount			TOTAL
Balance at December 28, 2003	63,548	$635	4,631,375	$46,314	$14,303,151	$(13,167,518)	$1,182,582
Net income						104,296	104,296
Preferred stock converted to common stock	(28,273)	(282)	141,365	1,414	(1,132)		—
Stock options converted to common stock			40,000	400	16,400		16,800

Balance at September 26, 2004	35,275	$353	4,812,740	$48,128	$14,318,419	$(13,063,222)	$1,303,678

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

NOTE 2. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Weeks Ended	September 26, 2004	September 28, 2003
Net loss applicable to common stock	$(798,504)	$(832,920)

Weighted common shares outstanding	4,812,740	4,631,375
Basic net loss per share of common stock	$(0.17)	$(0.18)
Effect of dilutive securities:
Warrants	—	—
Stock options	—	—

Diluted weighted common shares outstanding	4,812,740	4,631,375

Diluted net loss per share of common stock	$(0.17)	$(0.18)

39 Weeks Ended	September 26, 2004	September 28, 2003
Net income applicable to common stock	$104,296	$195,344

Weighted common shares outstanding	4,722,503	4,559,502
Basic net income per share of common stock	$0.02	$0.04
Effect of dilutive securities:
Warrants	6,274,995	6,261,262
Stock options	127,085	347,692

Diluted weighted common shares outstanding	11,124,583	11,168,456

Diluted net income per share of common stock	$0.01	$0.02

The loss per share calculations for the 13 weeks ended September 26, 2004 and September 28, 2003 excluded warrants and options to purchase an aggregate of 11,179,719 and 11,212,168 shares of common stock, respectively, as they were anti-dilutive.

The earnings per share calculations for the 39 weeks ended September 26, 2004 and September 28, 2003 excluded warrants and options to purchase an aggregate of 568,845 and 312,564 shares of common stock, respectively, as the exercise prices of these warrants and options were greater than the average market price of the common shares.

NOTE 3. STOCK COMPENSATION PLANS

At September 26, 2004, we have four stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the effect on net income and earnings per share on a pro forma basis would have been immaterial.

NOTE 4. SUBSEQUENT EVENT

A six month term non-revolving credit facility was obtained from Colonial Bank in October 2004 in an amount not to exceed $500,000 at an interest rate of prime plus one percent. The credit facility will be used to fund hurricane-related restaurant construction costs which are to be recovered through insurance proceeds. We have borrowed $125,000 as of October 28, 2004 against the credit facility and will use insurance proceeds to pay off the balance.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

In January and December 2003, the FASB issued a pronouncement, Financial Interpretation Number 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This FIN deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. Public entities (other than small business issuers) must fully consolidate assets and liabilities covered by FIN 46 in their Financial Statements in the first fiscal year or interim period beginning after March 15, 2004. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. Adoption of FIN 46 did not materially impact our consolidated financial statements.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FASB Statement No. 150 did not materially impact our consolidated financial statements.

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which amended FASB Statements No. 87, 88, and 106. Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. Adoption of revised FASB Statement No. 132 did not materially impact our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the third quarter of fiscal 2004, we experienced substantial losses, both in sales and property damage due to the four hurricanes that impacted Florida from mid-August through September. We estimate that we lost 140 full and 46 partial days of operations during the third quarter of fiscal 2004 due to the hurricanes, which caused multiple power outages, evacuations, curfews and damage-related closings. As a result, lost sales in the third quarter were estimated at $700,000, and same store sales declined 5.8% from the comparable quarter in fiscal 2003. Were it not for these storms, we estimate that same store sales would have increased 2.2% compared to the year-earlier third quarter based on adjustments for the projected sales loss. Casualty- related cash flow losses caused by the interruption of business and the replacement of damaged or destroyed assets, net of insurance proceeds, are expected to exceed $750,000 through the fourth quarter of fiscal 2004 when all the recovery work should be completed.

Our restaurant teams were very responsive in getting our restaurants reopened quickly. However, our restaurant in Winter Park, Florida, which was damaged by a fire during Hurricane Frances, is being re-constructed and should reopen in November 2004. Sales at some of our locations near beach areas have remained below historical levels, as many hotels were significantly damaged from the hurricanes and tourism in some areas has not yet recovered. However, restaurant sales have generally rebounded after the hurricanes, closing the third quarter on a positive note.

We believe that our guests have begun to respond favorably to our ongoing initiatives aimed at updating the Shells concept and elevating our customer service and restaurant-level execution. Such initiatives include the revamping of management and hourly training programs, and the retraining and recertifying of our employees to drive service improvements. We continued to refine the new menu which was rolled out during the first quarter of fiscal 2004. Our new recruiting program has increased the caliber of our restaurant manager candidates, while filling gaps within our restaurant management ranks. Beverage sales continue to improve as a result of our new beverage program launched during the second quarter of fiscal 2004. As measured by our guest satisfaction survey system, customer ratings that measure overall satisfaction continued to improve through the third quarter of fiscal 2004.

We have developed a new color, lighting and décor package which gives our restaurants a much brighter and more contemporary atmosphere. Since the completion of its remodeling in May 2004, our West Palm Beach restaurant has enjoyed sales and customer traffic improvements relative to comparable chain-wide performance. During the third quarter of fiscal 2004, we completed a second remodeling to our Redington Shores restaurant and held a grand reopening event in July 2004. Since remodeling, this restaurant has achieved mixed results in sales, which management believes in large measure is due to suppressed travel and tourism traffic in the beach communities since the recent hurricane season. The re-construction of our Winter Park restaurant will incorporate the new design and décor elements introduced to the first two remodeled restaurants.

We believe that the ongoing enhancements to the Shells concept, coupled with operational performance improvements, are creating a more compelling dining experience. Our marketing is focused on attracting new customers to experience these changes. During the quarter, we initiated two marketing promotions of new menu offerings. The first campaign was supported by television and radio in select markets; the second campaign was supported by a program where Shells’ marketing materials were included with payroll checks of selected companies. Both campaigns were supported by point of purchase materials in all restaurants and direct marketing efforts through the use of e-mail.

We continue to review and assess under-performing restaurants. In January 2004, we closed an under-performing restaurant which was sold in the second quarter of 2004 at a net gain of $89,000. In May, we chose not to renew a costly lease and closed a second under-performing store. The closure of these units will reduce our overall sales going forward, but the net affect to our net income and cash flow from operations is expected to be favorable. A third restaurant was closed in August as the lease expired. Once we achieve desired levels of financial performance, we will again look to open additional new restaurants opportunistically.

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

The following table sets forth, for the periods indicated, the percentages which the items in the Company’s Consolidated Statements of Operations bear to total revenues.

	13 Weeks Ended		39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
REVENUES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of revenues	34.1%	32.8%	33.5%	32.7%
Labor and other related expenses	33.4%	33.7%	30.7%	30.7%
Other restaurant operating expenses	28.1%	28.1%	24.1%	24.4%

Total restaurant costs and expenses	95.6%	94.6%	88.3%	87.8%

General and administrative expenses	8.9%	8.9%	7.5%	7.5%
Depreciation and amortization	3.1%	2.7%	2.6%	2.3%

Income (loss) from operations	-7.6%	-6.2%	1.6%	2.4%

Interest expense, net	-6.4%	-1.1%	-2.3%	-1.0%
Other income (expense), net	5.4%	-0.4%	1.6%	-0.3%
Elimination of minority partner interest	-0.6%	-0.5%	-0.6%	-0.6%

Income (loss) before provision for taxes	-9.2%	-8.2%	0.3%	0.5%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	-9.2%	-8.2%	0.3%	0.5%

RESULTS OF OPERATIONS

13 weeks ended September 26, 2004 and September 28, 2003

Revenues. Total revenues for the third quarter of 2004 were $8,683,000 as compared to $10,125,000 for the third quarter of 2003. The $1,442,000, or 14.2%, decrease in revenues was primarily due to the closing of three restaurants during 2004 along with the temporary closing of one restaurant during September due to a fire, and to a lesser extent due to a 5.8% decrease in comparable store sales. The Company estimates that it lost $700,000 in sales due to hurricane-related restaurant closures. Adjusting for the estimated hurricane-related sales loss, same store sales for the third quarter of 2004 increased 2.2% over the comparable quarter of 2003. Comparisons of same store sales include only stores that were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 34.1% for the third quarter of 2004 from 32.8% for the third quarter of 2003. This increase primarily was due to commodity price increases, particularly in dairy. We continually attempt to anticipate and react to fluctuations in food costs by purchasing seafood and other key proteins and commodities directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues decreased to 33.4% during the third quarter of 2004 as compared to 33.7% for the third quarter of 2003. This decrease was primarily due to a reduction in workers’ compensation insurance, offset in part by increases in labor related cleaning costs formerly performed by outside contract services.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of revenues were 28.1% for the third quarters of 2004 and 2003. Decreases in contract cleaning services were generally offset by increased expenditures in repairs and maintenance.

General and administrative expenses. General and administrative expenses as a percentage of revenues were 8.9% for the third quarter of 2004 and 2003, or $771,000 and $904,000, respectively. Excluding non-recurring severance pay of $70,000 in the third quarter 2003, general and administrative expenses were $834,000 or 8.2% of revenues. The percentage increase over the prior year is primarily related to a decrease in sales leverage. Excluding the one-time charge in 2003, the decrease in dollar expenditures was primarily due to the second quarter of 2004 downsizing of the corporate office staff.

Depreciation and amortization. Depreciation and amortization expense was $272,000 or 3.1% of revenues and $276,000 or 2.7% of revenues for the third quarters of 2004 and 2003, respectively.

Interest expense, net. Interest expense was $552,000 in the third quarter of 2004 compared to $110,000 in the third quarter of 2003. Interest expense in the third quarter of 2004 included a non-recurring charge of $446,000 related to warrants issued in connection with an agreement by investors to extend the maturity dates of the Company’s two $1,000,000 promissory notes.

Other income (expense). Other income was $465,000 in the third quarter of 2004 compared to an expense of $41,000 in the third quarter of 2003. During the third quarter of 2004, Shells recognized a $497,000 gain from hurricane-related insurance proceeds in excess of related expenses and losses from disposal of damaged assets, which were applied against assets that were previously impaired or had been fully depreciated.

Provision for income taxes. No provision or benefit from income taxes was recognized for the third quarter of 2004 or 2003 based on annual projected taxable income, as adjusted for net operating loss carry forwards.

Loss from operations and net loss. As a result of the factors discussed above, Shells had a loss from operations of $660,000 for the third quarter of 2004 compared to a loss from operations of $628,000 for the third quarter of 2003. Shells had a net loss of $799,000 for the third quarter of 2004 compared to $833,000 for the third quarter of 2003. Exclusive of nonrecurring items in the third quarter of 2004 and 2003, the net loss was $850,000 and $763,000, respectively.

39 weeks ended September 26, 2004 and September 28, 2003

Revenues. Total revenues for the 39 weeks ended September 26, 2004 were $32,271,000 as compared to $35,038,000 for the 39 weeks ended September 28, 2003. The $2,767,000, or 7.9%, decrease partially was due to the closing of three restaurants in 2004 and partially due to a reduction in same store sales of 3.3%. Adjusting for the estimated hurricane-related sales loss, same store sales for the 39 week period of 2004 declined 1.0% from the comparable period in 2003.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 33.5% for the 39 weeks ended September 26, 2004 from 32.7% for the comparable period in 2003. This increase primarily related to commodity price increases, particularly in dairy. Exclusive of the non-recurring write-down of inventory of $36,000 in 2003, cost of revenues were 32.6% for the 39 weeks ended September 28, 2003.

Labor and other related expenses. Labor and other related expenses were 30.7% as a percentage of revenues for the 39 weeks ended September 26, 2004 and September 28, 2003. Exclusive of the non-recurring items, labor and other related expenses were 31.2% of revenues for the 39 weeks ended September 26, 2004 and September 28, 2003. Non-recurring items for the third quarter ended September 26, 2004 and September 26, 2003, consisted of $161,000 and $197,000, respectively, in workers’ compensation reserve reductions and refunds. Decreases in workers compensation expense generally offset increases in labor related cleaning costs formerly performed by outside contract services.

Other restaurant operating expenses. Other restaurant operating expenses were 24.1% of revenues for the 39 weeks ended September 26, 2004 compared with 24.4% for the same period in 2003. The decrease primarily was due to decreases in contract cleaning services.

General and administrative expenses. General and administrative expenses as a percent of revenues were 7.5% for the 39 weeks ended September 26, 2004 and September 28, 2003, or $2,430,000 and $2,617,000, respectively. Excluding non-recurring severance pay of $39,000 and $70,000 in fiscal 2004 and 2003, respectively, general and administrative expenses were 7.4% and 7.3% of revenues for the 39 weeks ended September 26, 2004 and September 28, 2003. The percentage increase over prior year is primarily related to a decrease in sales leverage. Excluding these non-recurring charges, the decrease in dollar expenditures was primarily due to the second quarter of 2004 downsizing of the corporate office staff and a reduction in consulting fees.

Depreciation and amortization. Depreciation and amortization expense was $851,000 or 2.6% of revenues and $800,000 or 2.3% of revenues for the 39 weeks ended September 26, 2004 and September 28, 2003, respectively.

Interest expense, net. Interest expense was $757,000 in the 39 weeks ended September 26, 2004 compared to $347,000 in the same period of 2003. Exclusive of a non-recurring charge, net interest expense was $311,000 for the 39 weeks ended September 26, 2004. A non-recurring charge of $446,000 related to warrants issued in connection with an agreement by investors to extend the maturity dates of the Company’s two $1,000,000 promissory notes.

Other income (expense). Other income was $522,000 in the 39 weeks ended September 26, 2004 compared to an expense of $94,000 in the same period of 2003. During the third quarter of 2004, Shells recognized a $497,000 gain from hurricane-related insurance proceeds in excess of related expenses and losses from the disposal of damaged assets, which were applied against assets that were previously impaired or had been fully depreciated.

Provision for income taxes. No provision or benefit from income taxes was recognized for the 39 weeks of 2004 or 2003 based on annual projected taxable income, as adjusted for net operating loss carry forwards.

Income from operations and net income. As a result of the factors discussed above, Shells income from operations was $530,000 for the 39 weeks ended September 26, 2004 compared to $835,000 for the same period in 2003. Exclusive of non-recurring items, our income from operations was $408,000 and $745,000 for the 39 weeks ended September 26, 2004 and September 28, 2003, respectively. The Company’s net income for the 39 weeks ended September 26, 2004 was $104,000 compared to $195,000 in the same period in 2003. Exclusive of non-recurring items, our net loss was $158,000 for the 39 weeks ended September 26, 2004 compared to $104,000 in net income for the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The four hurricanes that impacted Florida in August and September 2004 hit our company particularly hard since all of our restaurants are located in the state. We had several locations closed for extended periods of time, suffered substantial damage to some restaurants and have one restaurant that will not reopen until November. We estimate that we lost approximately $700,000 in third quarter sales due to hurricane-related restaurant closures. Casualty-related cash flow losses caused by the interruption of business and the replacement of damaged or destroyed assets, net of insurance proceeds, are expected to exceed $750,000 through the fourth quarter of fiscal 2004 when all the recovery work should be completed. Adjusting for the hurricane related loss in sales, we have seen positive trends in same store sales, which has favorably affected our cash flow from operations. We have closed three restaurants in 2004, two of which were under-performing units. The closure of these units will reduce our overall sales going forward, but the net affect to our net income and cash flow from operations is expected to be favorable in the aggregate.

A six month term non-revolving credit facility was obtained from Colonial Bank in October 2004 in an amount not to exceed $500,000 at an interest rate of prime plus one percent. The credit facility will be used to fund hurricane-related restaurant construction costs which are to be recovered through insurance proceeds. We have borrowed $125,000 as of October 28, 2004 against the credit facility and will use insurance proceeds to pay off the balance.

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

On June 23, 2004, GCM Shells Seafood Partners, LLC and Trinad Capital, LP purchased from Shells Investment Partners, LLC (“SIP”) a $1,000,000 principal amount promissory note issued by Shells in January 2002, in connection with our $2,000,000 financing. Deferred interest payable to SIP of $165,000 was refinanced and secured by a second mortgage on certain real estate owned by us. The deferred interest owed to SIP is to be repaid in 24 equal monthly payments commencing in June 2005. The balance of the deferred interest owed to the other note holders has been deferred until January 31, 2007.

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

As of September 26, 2004, the Company’s current liabilities of $4,861,000 exceeded its current assets of $1,643,000, resulting in a working capital deficiency of $3,218,000. In comparison, as of December 28, 2003, the Company’s current liabilities of $5,089,000 exceeded its current assets of $1,483,000, resulting in a working capital deficiency of $3,606,000. The cash balance of $385,000 as of September 26, 2004 decreased $339,000 from $724,000 as of December 28, 2003 as cash investing and financing activities over the 39-week period ended September 26, 2004 exceeded the net cash provided by operating activities. Other current assets of $749,000 as of September 26, 2004 increased $483,000 from $266,000 as of December 28, 2003, primarily reflecting the hurricane-related insurance receivable of $428,000. Current liabilities of $4,861,000 as of September 26, 2004 decreased $228,000 from $5,089,000 as of December 28, 2003, reflecting seasonality and timing differences in meeting working capital requirements.

Cash provided by operating activities for the 39 weeks ended September 26, 2004 was $306,000 compared to cash used in operating activities of $236,000 for the comparable period in 2003, for a net favorable change of $542,000. Excluding the one-time non-cash charge for interest expense of $446,000 on warrants issued, offset by the $428,000 receivable portion of the gain recognized on hurricane-related insurance proceeds and the improvement in net gain on the sale of assets of $101,000; the favorable variance was mostly affected by a reduction in the use of funds reflected in both other current assets, relating to prepaid insurance of $190,000, and accrued expenses, relating to executive bonuses of $221,000 that were paid in 2003 and not in 2004.

The cash used in investing activities was $511,000 for the 39 weeks ended September 26, 2004 compared to $611,000 for the same period in 2003; or a net decrease of $100,000. Proceeds from the sale of assets of $89,000 related to the sale of a restaurant location in the second quarter of 2004, which discontinued its operations in the first quarter of 2004. Capital expenditures of $600,000 for the 39 weeks ended September 26, 2004 compared to $611,000 for the same period in 2003, primarily related to restaurant remodeling in 2004 in comparison to expenditures relating to facilities maintenance in 2003.

The cash used in financing activities was $134,000 for the 39 weeks ended September 26, 2004 compared to $357,000 for the comparable period in 2003, for a net decrease in cash used of $223,000. A $623,000 favorable variance in cash required for debt repayments reflected a reduction in insurance-related debt repayments of $500,000 and a reduction in the general level of debt to be serviced. In addition, we had a net increase in proceeds from issuance of stock of $16,000. As an offset, we had a reduction in proceeds from debt financing of $416,000, mostly due to reduced insurance-related financing; the annual premium for general liability and property insurance has been paid ratably throughout 2004 in comparison to the 2003 annual premium, which was financed as a lump sum at the beginning of that year.

During October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. The principal balances owed on these two notes as of September 26, 2004 were $547,000 and $578,000, respectively. Relative to these two promissory notes, we are required to meet a financial covenant relating to debt coverage. As of September 26, 2004, we were not in compliance in meeting this loan covenant. We received a loan covenant waiver from Colonial Bank applicable to the third quarter of Fiscal 2004. There can be no assurances that Colonial Bank will continue to provide us with a waiver to the extent we do not meet our financial covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,126,000 in outstanding debt with banks that is based on variable rates. Borrowings under these loan agreements bear interest at the rate equal to the applicable bank’s base rate.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 21, 2002, we brought legal action against The Lark Group LLC, Best Que LLC, and Michael Sloane, II, in the United States District Court, Middle District of Florida, Tampa Division, relating to their purchase of assets and leasehold rights for two Midwest locations. Our complaint sought relief for breaches of contract against each of the defendants. Defendants consented to a final judgment in the amount of $188,201, which was filed with the Court on January 22, 2003. On October 26, 2004, Shells agreed to and received a cash settlement of $100,000 to fully satisfy this obligation.

On May 24, 2004, we received a notice from the Equal Employment Opportunity Commission (EEOC) that a former employee in a Ft. Lauderdale Shells restaurant had filed a charge of discrimination with the EEOC. Shells terminated the employment of this person in May 2004. Specifically, this former employee claimed race and national origin discrimination under Title VII of the Civil Rights Act of 1964. The case was dismissed by Broward County Civil Rights Division on October 12, 2004. A final ruling with the EEOC is still pending.

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

(b) Current reports on Form 8-K filed during the fiscal quarter ended September 26, 2004:

The Company filed a current report on Form 8-K, Item 12, regarding a press release on July 23, 2004 announcing operating results for the quarter ended June 27, 2004.

The Company filed a current report on Form 8-K, Items 5 and 7, regarding a press release on August 4, 2004 announcing the extension of the secured senior notes and the appointment of Leslie J. Christon to the Board of Directors.

The Company filed a current report on Form 8-K, Item 8.01, regarding a press release on September 23, 2004 commenting on the impact of Hurricanes Charley, Frances and Ivan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)
/s/ Leslie J. Christon
President and Chief Executive Officer
November 5, 2004
/s/ Warren R. Nelson
Executive Vice President and Chief Financial Officer
November 5, 2004