Form 10-K
period 2005-01-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2005-03-11
CIK 935066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

————————

FORM 10-K

☒

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year (53 weeks) ended January 2, 2005.

Or

☐

Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period from _______________ to _______________.

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

Common Stock, $0.01 par value.

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

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last sales price of the common stock reported on the over-the-counter bulletin board and the assumption, for this computation only, that all directors, executive officers, and ten-percent holders of stock are affiliates of the registrant) at June 25, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,469,791.

As of February 7, 2005, the number of shares outstanding of the registrant’s common stock, $0.01 par value, was 13,628,417.

DOCUMENTS INCORPORATED BY REFERENCE

Our Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for our upcoming Annual Meeting of Stockholders scheduled to be held on May 26, 2005, is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In addition to seasonal fluctuations, our quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect our revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; promotional timings and seasonality; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events; competition from other restaurants and food service establishments; cash balances available for operating activities; and the timing, costs and charges relating to restaurant openings, closings and remodelings. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, and stock price. An investment in our company involves various risks, including those which are detailed in this document and from time-to-time in our other filings with the Securities and Exchange Commission.

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

Concept and Strategy

Shells is a full-service, neighborhood concept, designed to appeal to a broad range of customers by providing generous portions of high-quality seafood, warm, friendly service, and a relaxed atmosphere at reasonable prices. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, mussels, lobster, crab and daily fresh fish specials, cooked to order in a variety of ways: steamed, sautéed, grilled, blackened and fried. In addition, our restaurants offer a wide selection of signature pasta dishes, appetizers, salads, and desserts and full bar service. All Shells restaurants are open for dinner and 23 restaurant locations are also open for lunch.

As of January 2, 2005, our fiscal year end, we owned 20 Shells restaurants, owned a 51% ownership interest in one Shells restaurant and managed four additional Shells restaurants pursuant to contractual arrangements. In February 2005, we acquired an additional restaurant located in Clearwater Beach, Florida. This restaurant is scheduled to open for operation in March 2005. All of our restaurants are located in Florida.

Fiscal year 2004 marked a turning point in the evolution of the Shells concept. Beginning in late 2003, our senior executive team led by new President & CEO Leslie J. Christon began to strategically reposition the concept by leveraging the freshness, quality and variety of Shells food as a competitive advantage. This challenging effort to successfully improve Shells’ concept appeal and reverse unfavorable long-term sales trends remained our focus throughout 2004.

We revamped the menu, improved the quality of ingredients purchased, broadened customer appeal by adding more variety, and adjusted pricing. The new menu still maintains a very strong emphasis on value through a two-tier pricing strategy, offering exceptionally high-quality, fresh seafood at reasonable prices alongside lower-priced favorites. To support the brand’s quality and freshness positioning, we worked hard to elevate levels of service and overall operational execution, recruiting new operations talent into our company and enforcing higher standards. We also addressed the critical need to improve Shells’ atmosphere and facilities, successfully developing a prototypical remodel package that dramatically improves Shells’ appearance, comfort and consumer appeal.

Our efforts to significantly update Shells concept generally have been embraced by customers. As a result, our comparable restaurant sales turned consistently positive beginning in the late portion of the third quarter of 2004. Comparable restaurant sales have remained at strong levels through the balance of 2004.

We believe our restaurants are better positioned to capitalize on continuing increases in seafood consumption and favorable publicity about the health benefits associated with eating seafood. As our guests become more knowledgeable about quality differences and positive nutritional aspects of seafood, they are appreciating the improvements we have made. Understanding that consumer expectations are constantly rising, we continue to work on enhancing many aspect of the Shells experience.

Restaurant Locations

Our managed and operated restaurants are located in the following Florida markets and cities/neighborhoods:

Tampa/Sarasota	Orlando	South Florida
Brandon	Daytona Beach	Coral Springs
Clearwater Beach*	Kissimmee	Davie
Holmes Beach	New Smyrna Beach	Kendall
Redington Shores	Ocala	Pembroke Pines
St. Pete Beach	Orlando	Sunrise
Winter Haven	Winter Park
Carrollwood	Melbourne
North Tampa
Sarasota
South Tampa
West Palm Beach	Fort Myers
Stuart	Fort Myers
West Palm Beach	Port Charlotte

——————

*Scheduled to open March 2005

From 1997 to 1999, in an attempt to diversify and minimize the seasonal effect of the Florida market, we opened 18 restaurants in various Midwest markets. We sustained operating losses in these Midwest markets and completed the discontinuance of our Midwest operations in April 2001, closing the then remaining nine units. We closed one under-performing Florida restaurant in 2002, and an additional three Florida restaurants in 2004. We continuously review the performance of each restaurant unit economics and location, and regularly evaluate new real estate sites in Florida for potential expansion or relocation.

Restaurant Operations

Management and Employees.   We currently employ five area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical dinner-only restaurant consists of one general manager, two or three assistant managers and approximately 45 other employees. The restaurants that are also open for lunch generally have 15 to 20 additional part-time employees. Restaurant management and area directors participate in a bonus program based upon the financial results of their particular restaurant or restaurants.

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

Recruitment and Training.   We believe that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to a restaurants’ long-term success. We typically recruit restaurant managers with significant experience in the restaurant industry. During a 10-week training program, restaurant managers are taught to promote our team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff, through our Team Trainer program, is trained on site by restaurant managers and other staff members. During 2002 and 2003, we reduced restaurant management turnover. In 2004, restaurant management turnover increased as part of an effort to improve the level of quality in our managers. Other than our recent efforts to raise manager quality levels, we strive to reduce turnover levels.

Purchasing.   Obtaining a reliable supply of quality seafood at competitive prices is critical to our success. We have formed long-term relationships with several seafood suppliers and purchase both fresh and frozen seafood and certain other supplies used in restaurant operations in bulk. In addition, Shells’ menu has been designed to feature seafood varieties with stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. We believe our diverse menu selection minimizes the effect of the shortage of any seafood products. We generally have been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections in response to availability and price of supply.

Performance Food Group of Florida, our primary distributor since October 2002, distributes our food products, comprising seafood and other commodities that make up our menu ingredients, to our restaurants. Performance Food Group purchases and takes delivery of the products that we recommend for purchase according to our specifications and subject to our inspections. Based on purchase orders initiated by our restaurants, Performance Food Group then sells the food products to us on a cost plus basis, and distributes the food products directly to the restaurants. From time-to-time, at our direction to facilitate a forward purchase opportunity, Performance Food Group acquires inventory in excess of normal recurring restaurant delivery and re-supply, which approximates 30 days supply. We pay interest on inventory holdings above 30-day supply levels, at an interest rate of 7.8% per annum. In addition, Performance Food Group procures, on our behalf, many operating supplies, other than food products, used by our restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups.

Quality Control.   We maintain a continuous inspection program for all of our seafood purchases. Each shipment of frozen seafood is inspected through statistical sampling methods upon receipt at Performance Food Group’s distribution center for quality and conformity to our written specifications, prior to delivery to the restaurants. Fresh fish are also inspected on a random basis by our quality control inspector. In addition, fresh fish purchased by our individual restaurants must be purchased from one of our approved suppliers and is inspected by a restaurant manager at the time of delivery. As part of our training program, restaurant employees are educated as to the correct handling and proper physical characteristics of each product.

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

Across most major markets, our broad scale marketing initiatives included network television, radio, outdoor, newspaper, concentrated internet and direct mail campaigns. The advertising messages were designed to heighten brand awareness and drive trial through food-focused promotional offerings while spotlighting fresh, quality and variety. Mid year, we introduced a focused local store marketing program, providing all of our restaurants with the resources to take advantage of an array of sales building initiatives.

In early 2004, we made significant advances in the quality and variety of our menu offerings. For example, we introduced several new flavor profiles and menu items to help drive new guest traffic and satisfy current guests. The improvements to the menu and culinary supervision have enabled us to deliver on our commitment to providing our guests with the freshest fish, shellfish and seafood pastas at fair prices.

In December 2004, we entered into a consulting agreement with Lawrence Wolf, principal of the Wolf Group. Mr. Wolf, as a consultant, assists our company in providing marketing services; including guidance toward building our creative strategy around the “Shells” brand positioning and providing support in coordinating our media production.

Disclosure Controls

Consolidated subsidiaries are managed through a centralized executive office in Tampa, Florida. Material information is discussed at various weekly and monthly meetings with officers and directors. An open door policy is observed by corporate officers to facilitate communication.

Joint Venture and Third-Party Owned Restaurants

The Shells restaurant system currently consists of (i) 20 restaurants that are wholly owned by us; (ii) one restaurant in Clearwater Beach, Florida acquired in February 2005, wholly owned by us, and scheduled to open for operation in March 2005; (iii) one restaurant, in Melbourne, Florida, in which we have an interest of 51%; and (iv) four restaurants that we manage and operate, but do not own. The remaining 49% interest in the Melbourne restaurant is indirectly owned by Wanda L. Hattaway, wife of William E. Hattaway, a former director and president of our company. In addition to the equity interest in this restaurant, we receive a management and licensing fee of 6% of the restaurant sales of the Melbourne restaurant.

Three of the managed restaurants are managed and operated by us pursuant to management and license agreements, originally entered into in July 1993. Pursuant to these agreements, we provide management services and license proprietary information required to operate these restaurants for a percentage of that restaurant’s sales. The agreement, as amended in October 2001, provides for a 4% management fee until such time as sales return near to 1999 levels, and then returning to a 6% fee. Of the total management fee received, 2% of sales is placed in escrow and disbursed to a third party to satisfy each managed restaurants’ requirement to make third party royalty payments. The management agreements grant us authority to determine the programs and policies affecting the day-to-day operations of each of these managed restaurants. Although the management agreements differ slightly, they generally have a remaining term of 19 years and provide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, and working capital.

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

The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Act, including in situations where we elect to remodel a restaurant, or acquire or purchase a restaurant, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodations for the employment of, disabled persons.

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

Employees

As of January 2, 2005, we employed approximately 1,200 persons, of whom approximately 110 were management or administrative personnel employed on a salaried basis and 1,090 were employed in non-management restaurant positions on an hourly basis. Approximately 600 employees are employed on a full-time basis. We consider our employee relations to be good. No employees are covered by a collective bargaining agreement.

Our Executive Officers

Our executive officers are:

Name	Age	Position
Leslie J. Christon	50	President and Chief Executive Officer
Guy C. Kathman	48	Vice President of Operations
Warren R. Nelson	53	Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary

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

Warren R. Nelson currently serves as our Executive Vice-President of Finance, Chief Financial Officer, Treasurer, and Secretary, positions he has held since June 1993.

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

Risk Factors Relating to the Business of our Company

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

We have significant capital requirements and need additional financing within the first portion of fiscal year 2005.   Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants as well as the operating performance of many of our restaurants. As of January 2, 2005, our company had a working capital deficiency of $4,639,000 and a cash balance of $2,350,000. In 2004, we incurred a net loss of $1,344,000 and we invested in property and equipment of $1,292,000. In 2003, we incurred a net loss of $1,034,000 and we invested $755,000 in property and equipment. In addition, we have only recently experienced some success in reversing the long-term trends in declining sales and customer traffic. There are no assurances that these recent reversals will continue and that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

In December 2004, we obtained net funding of $2,010,000 through the issuance of convertible debentures totaling $2,375,000. The convertible debentures, which mature in April 2005, are expected to be repaid, if not converted into stock, from the proceeds of a contemplated next round of financing anticipated to occur during the first half of 2005.

In March 2005, our investors provided us with a $1,600,000 revolving line of credit, which matures on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. We expect to use the line of credit to help repay the debentures if a cash repayment is required, to the extent we have not then consummated the contemplated next round of financing.

We cannot be assured that third party financing will be available to us when we need it or available on acceptable terms, if at all. If we cannot obtain a contemplated next round of financing or other financing when we need it, this could materially adversely affect our results of operations. Conversely, if we raise additional capital, our existing stockholders could be substantially diluted.

We may be unable to repay certain of our debts when they mature. As noted, convertible debentures totaling $2,375,000 mature in April 2005. In addition, in August 2004, we extended the maturity dates on notes totaling $2,000,000 from January 31, 2005 to January 31, 2007, at which time payment will be due in full, along with deferred interest through the due date of $535,000. The $2,000,000 principal amount notes are held by entities owned by or associated with various of our directors and largest shareholders. In March 2005, warrants to purchase 1,000,000 shares of common stock, which were issued on August 4, 2004 pursuant to the extension of the $2,000,000 related-party financing, were exercised at $0.50 per share by certain of our investors. The proceeds of $500,000 were used to pay down the principal amount of the notes to these investors. Additionally, in March 2005, the $1,000,000 note held by Frederick R. Adler was modified to allow Shells to defer entirely the monthly interest payment on $500,000 of principal amount of the note until the maturity date of January 31, 2007, resulting in the deferral of $72,000 of cash payments until the maturity date. We anticipate that prior to maturity, funds will be available to pay off the remainder of this debt or alternative outside financing will be available to replace these obligations. There are no assurances that adequate financing options will be available to our company when necessary.

We have two promissory notes outstanding through Colonial Bank, for the financing of two restaurant locations, Melbourne and Winter Haven. As of January 2, 2005, we owed collectively $1,099,000 on the principal balances of these notes. We are required to meet a financial covenant relating to debt coverage. We were in compliance in meeting this loan covenant as of January 2, 2005. However, in the past, we were not in compliance with meeting the loan covenant for which a covenant waiver was provided by the bank.

The two bank notes and the remaining $1,500,000 principal amount of the notes held by entities owned or associated with insiders are secured by various of our assets. Our failure to pay these notes as they mature will allow the holders of these notes to seize and sell various of our assets to satisfy amounts owed.

Our business plan is contingent on additional future financing.   Integral to our business plan and subject to our ability to secure a contemplated next round of financing, we presently have plans to continue our renovation and remodeling of existing restaurants in 2005. In addition, we will continue to explore restaurant locations for new growth and relocations. If we do not secure the contemplated next round of financing and achieve our operating cash flow requirements, our plans to renovate and remodel will be adversely affected.

History of losses.   We have experienced operating and net losses during the majority of our recent prior years. In 2004, we had losses of $1,344,000. In 2003, we had losses of $1,034,000. Excluding non-recurring items, our losses were $734,000 and $765,000 in 2004 and 2003, respectively.

Substantial dilution to our stockholders is possible.   During January 2002, we completed a $2,000,000 financing transaction pursuant to which, among other things, we issued warrants to purchase 8,908,030 shares of our common stock, at an exercise price of $0.16 per share. As of January 31, 2005, these warrants were exercised, some in accordance with a cashless exercise provision; whereby 8,462,630 shares of common stock were issued to the respective warrant holders.

In August 2004, we agreed with the holders of the $2,000,000 of promissory notes to an extension of the term of the notes from their original expiration date of January 31, 2005 to January 31, 2007. In connection with this extension, we issued warrants to purchase 2,000,000 shares of common stock. In March 2005, we issued 1,000,000 shares of common stock upon the exercise of one-half of these warrants.

In December 2004, we completed a $2,375,000 private placement of convertible debentures. The debentures mature on the earliest to occur of certain events, but in any event, not later than April 5, 2005. In conjunction with this private placement, we issued warrants to purchase 1,971,250 shares of common stock to the debenture holders and the placement agent. Until the maturity of these debentures, the placement agent has the right to place up to an additional $125,000 aggregate principal amount of debentures, which in turn would cause us to issue up to 62,500 additional warrants.

As of February 7, 2005, there were 13,628,417 shares of common stock outstanding, and warrants, options or other convertible securities outstanding to purchase an additional 5,291,125 shares of common stock at an average exercise price of $0.58 per share. By written consent, our board of directors and the holders of a majority of our outstanding shares of common stock have authorized an amendment to our certificate of incorporation that will increase the total number of authorized shares of our common stock from 20,000,000 shares to 40,000,000 shares. We are contemplating pursuing a significant round of additional equity financing which is expected to be used, among other things, for additional remodels and potential new locations or relocations for existing restaurants. We anticipate using the additional authorized shares of common stock, among other things, to finance the repayment of the debentures to the extent they are not converted into common stock and in other future capital raising transactions.

Control by Management and Certain Individuals.   Frederick R. Adler, and Bruce Galloway, both significant shareholders, together with members of our board of directors and executive management team, are beneficial owners of record, in the aggregate, of approximately 58% of our outstanding common stock as of February 7, 2005. In addition, as part of our $2,000,000 financing transaction in January 2002, we entered into an Investor Rights Agreement with the investor groups and certain other stockholders. Pursuant to the Investor Rights Agreement, our board of directors is to consist of seven members and the investor groups are entitled to nominate six individuals to serve on our board. These rights are presently held by three unrelated investor groups consisting of Frederick R. Adler (3 nominees), Trinad Capital, LP and Galloway Capital Management, LLC (collectively, 3 nominees). The investor groups, among others, have agreed to vote their respective shares of our common stock for the election to our board of the slated nominees. As a result, these persons, acting together, currently are able to control the business and affairs of our company, including the election of our directors and decisions regarding any proposed dissolution, merger or sale of our assets.

We depend on key personnel.   Our success is largely dependent upon our executive management and other key personnel. The loss of the services of one of our executives or other key personnel could materially adversely affect us. Our success may also depend on our ability to attract and retain qualified management restaurant industry personnel.

Operating results may require the closure of additional restaurants.   If we experience prolonged periods of unfavorable operating results at any existing restaurants, view the prospects for a restaurant to be less than satisfactory or elect not to renew a restaurant lease due to its operating results, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants could have an adverse effect upon our financial condition and results of operations. We closed 16 restaurants during 2001, of which 14 were located in the Midwest and two were located in Florida. We closed one restaurant in 2002 and three restaurants in 2004. We are continuing to monitor the operations and financial performance with respect to certain of our other existing restaurants.

Our operating results fluctuate seasonally because of our geographic concentration.   We experience significant fluctuations in our quarter-to-quarter operating results because of factors including:

•

the seasonal nature of our business; and

•

weather conditions in Florida, which may be severe from time-to-time.

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

Our restaurant sales generally increase from January through April and June through August, the peaks of the Florida tourism season, and generally decrease from September through mid-December. In addition, because of our present geographic concentration, adverse publicity relating to our restaurants or adverse weather conditions could have a more pronounced adverse effect on our operating results than if our restaurants were more geographically dispersed. Adverse weather conditions or a decline in tourism in Florida, or in general economic conditions, which would likely affect the Florida economy or tourism industry, particularly during the time of peak sales, could materially adversely affect our operations and prospects. During the third and fourth quarters of 2004, we incurred substantial business and property losses as a result of four hurricanes that struck Florida. Because of the seasonality of our business, our results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

The supply and quality of our seafood may fluctuate.   In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We maintain short-term contracts with several of our suppliers. In addition, we purchase products through Performance Food Group in the ordinary course of business. Performance Food Group distributes and warehouses the majority of our seafood supply and procures, distributes and stores other supplies for us. We believe that our relationships with our suppliers and Performance Food Group are satisfactory and that alternative sources are readily available. However, the loss of some suppliers or of our relationship with Performance Food Group could materially adversely affect us.

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

However, we cannot assure you that we will be able to continue to anticipate and respond to supply and price fluctuations or that we will not be subject to significantly increased costs. A shortage of available seafood could cause our cost of sales to increase. Because of our value oriented pricing structure, this could materially adversely affect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. This program may increase our seafood costs because seafood suppliers’ and processors’ costs in complying with this program may increase.

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

We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast food restaurants, which specialize in a variety of menu offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products that are, or are perceived to be, healthful, nutritious, and low in calories, carbohydrates or fat content. You can expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure you that:

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

•

unemployment and other taxes.

In May 2005, the minimum wage rate in Florida will increase by $1.00 per hour. Tipped employees will also be receiving the $1.00 per hour wage increase under this new law. Each year thereafter, the minimum wage will increase according to the U.S. Department of Labor, Bureau of Labor Statistics cost of living index. Such payroll cost increases will have a significantly adverse affect to our company. Menu price increases and other actions will be required to negate the effect of these wage increases. There can be no assurances that such measures expected to be taken by our company will be successful to adequately offset these additional payroll costs, or will be accepted without adverse reaction by our customers.

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

On October 24, 2001, we issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share, pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness by trade creditors of our company. As of January 2, 2005, we have 35,275 shares of preferred stock outstanding. We have no present intention to issue any additional shares of our preferred stock. However, we cannot assure you that we will not do so in the future.

On February 7, 2005, we obtained written consents from our board of directors and the holders of a majority of our outstanding shares of common stock, to increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. One of the effects of the amendment to our certificate of incorporation may be to enable the board to render more difficult or to discourage an attempt to obtain control of our company, since the issuance of these additional shares of common stock could be used to dilute the stock ownership of persons seeking to obtain control or otherwise increase the cost of obtaining control of our company.

ITEM 2.   PROPERTIES

We lease 4,500 square feet of space in Tampa, Florida for our executive offices. The annual rent payable under the lease, which expires October 31, 2006, is approximately $66,000.

All but three of our existing restaurants in operation are leased properties. In the future, we intend to lease most of our properties but may from time-to-time acquire restaurant locations based on individual site evaluation. Each of our leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, we are required to pay the cost of insurance, taxes and a portion of the landlord’s operating costs to maintain common areas. Restaurant leases have initial terms averaging 13 years and renewal options averaging 16 years, and rents averaging $15.00 per square foot.

ITEM 3.   LEGAL PROCEEDINGS

On June 21, 2002 we brought legal action against The Lark Group LLC, Best Que LLC, and Michael Sloane, II, in the United States District Court, Middle District of Florida, Tampa Division, relating to their purchase of assets and leasehold rights for two Midwest locations. Our complaint sought relief for breaches of contract against each of the defendants. Defendants consented to a final judgment in the amount of $188,201, which was filed with the Court on January 22, 2003. The parties reached a settlement which was finalized with a $100,000 lump sum payment to Shells in December 2004.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to our financial position, results of operations or cash flows.

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

Fiscal 2003	High	Low
First quarter	$0.75	$0.35
Second quarter	$0.70	$0.40
Third quarter	$0.70	$0.51
Fourth quarter	$0.95	$0.42
Fiscal 2004
First quarter	$0.75	$0.34
Second quarter	$0.65	$0.27
Third quarter	$0.80	$0.47
Fourth quarter	$0.88	$0.47

The number of stockholders of record of our common stock on January 31, 2005 was approximately 250. Our stock price as of January 31, 2005 was $0.75.

Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share. In February 2005, our board of directors and the holders of a majority of our outstanding shares of common stock authorized, by written consent, an amendment to our certificate of incorporation that will increase the total number of authorized shares of our common stock from 20,000,000 shares to 40,000,000 shares. Subsequently, an Information Statement was mailed to our stockholders of record at that time, pursuant to Section 14(C) of the Securities Exchange Act of 1934, regarding these actions by written consents. The additionally authorized shares are expected to be available for issuance commencing in March 2005.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. All future earnings will be retained by us for the development of our business. Accordingly, we do not anticipate paying cash dividends on the common stock in the foreseeable future. We are subject to loan covenants containing certain provisions prohibiting our ability to pay dividends.

Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of January 2, 2005 were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]

Equity compensation plans approved by security holders	1,143,500	$1.00	1,583,043
Equity compensation plans not approved by security holders	9,129,280	$0.30	—
Total	10,272,780		1,583,043

Equity compensation plans not approved by security holders consist of (i) warrants to purchase 5,158,030 shares of common stock, issued on January 31, 2002, in connection with a $2,000,000 private financing transaction; warrants were exercised at $0.16 per share on January 31, 2005, the expiration date, resulting in the issuance of 4,712,630 shares of common stock, which provided proceeds of $754,000 to us; warrants to purchase 445,400 shares of common stock were also exercised by a “cashless exercise” on January 31, 2005 resulting in the issuance of 350,381 shares of common stock; (ii) warrants to purchase 2,000,000 shares of common stock, issued on August 4, 2004, in connection with the extension of the maturity date of the $2,000,000 private financing transaction to January 31, 2007; warrants to purchase 1,000,000 shares were exercised in March 2005 at the exercise price of $0.50 per share by certain of our investors, the proceeds of which were used to pay down the principal amount of the notes to these investors; and (iii) warrants to purchase 1,971,250 shares of common stock, exercisable through December 7, 2010, issued on December 7, 2004 in connection with the $2,375,000 debenture offering; the exercise price will be determined at a future date upon the completion of an anticipated financing transaction, however, the exercise price will not be less than $0.45 nor greater than $0.80 per share.

The number of securities and type of plans available for future issuance of stock options as of January 2, 2005 was:

	Options and Warrants for Common Shares
Plan Name	Authorized	Exercised	Outstanding	Available
Stock Option Plan for Non-Employee Directors	150,000	0	32,000	118,000
1995 Employee Stock Option Plan	840,000	0	173,750	666,250
1996 Employee Stock Option Plan	101,000	11,001	31,992	58,007
2002 Equity Incentive Plan	1,850,000	203,456	905,758	740,786
Total stock options	2,941,000	214,457	1,143,500	1,583,043

Stock options exercised consist of (i) 42,666 shares of common stock issued from options exercised in 2004 by employees, (ii) 160,790 shares of common stock issued in 2003 to key employees pursuant to our fiscal year 2002 management bonus plan, and (iii) 11,001 shares of common stock issued from options exercised by employees in prior years.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Shells. The historical consolidated financial data is for the fiscal years (53 weeks) ended January 2, 2005 (our fiscal year 2004), and the (52 weeks) ended December 28, 2003 (our fiscal year 2003), December 29, 2002 (our fiscal year 2002), December 30, 2001 (our fiscal year 2001), and December 31, 2000 (our fiscal year 2000). This consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except earnings per share, shares outstanding, number of restaurants data, and percentage information).

	Year (53 Weeks) Ended	Year (52 Weeks) Ended
	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
Statement of Operations Data:
Revenues
Restaurant sales	$41,393	$43,881	$47,065	$57,258	$90,023
Management fees	171	165	163	271	419
Total revenues	41,564	44,046	47,228	57,529	90,442
Costs and expenses
Cost of sales	14,051	14,467	15,778	21,239	33,984
Labor and other related expenses	12,935	13,845	14,585	17,628	28,028
Other restaurant operating expenses	10,123	11,117	10,774	12,047	19,635
General and administrative expenses	3,249	3,387	3,565	4,751	7,212
Depreciation and amortization	1,058	1,077	1,102	1,702	2,703
Provision for impairment of assets	105	360	110	2,259	3,978
Provision for impairment of goodwill	—	—	206	—	—
Provision for store closings	—	—	—	1,333	1,027
Income (loss) from operations	43	(207)	1,108	(3,430)	(6,125)
Interest expense, net	(1,154)	(463)	(534)	(481)	(789)
Other income (expense)
Other income (expense), net	33	(100)	(3)	(476)	145
Gain on preferred stock conversion	—	—	—	588	—
(Loss) income before elimination of minority partner interest and income taxes	(1,078)	(770)	571	(3,799)	(6,769)
Elimination of minority partner interest	(266)	(264)	(221)	(221)	(259)
(Loss) income before benefit (provision) for income taxes	(1,344)	(1,034)	350	(4,020)	(7,028)
Income tax benefit (provision) (1)	—	—	327	1,001	(2,304)
Net (loss) income	$(1,344)	$(1,034)	$677	(3,019)	$(9,332)

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Earnings per Share Data:
Basic net (loss) income per share	$(0.26)	$(0.23)	$0.15
Diluted net (loss) income per share	$(0.26)	$(0.23)	$0.07
Shares Outstanding Data:
Basic weighted average	5,261,981	4,577,470	4,454,015
Diluted weighted average	5,261,981	4,577,470	10,259,188
Operating Data:
System-wide sales:
Company-owned restaurants (2)(3)	$41,393	$43,881	$47,065
Licensed restaurants	7,883	7,167	8,147
	$49,276	$51,048	$55,212
Number of restaurants (at end of period):
Company-owned restaurants (2)	21	24	24
Licensed restaurants	4	4	4
	25	28	28
Average annual sales per Company-owned and joint venture restaurant open for full period (4)	$1,896	$1,828	$1,924
Decrease in Company-owned and joint venture restaurant same store sales (4)	-1.6%	-5.1%	-7.2%

	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
Balance Sheet Data:
Working capital (deficiency)	$(4,639)	$(3,606)	$(3,116)	$(7,580)	$(7,500)
Total assets	13,519	11,616	13,858	14,847	21,461
Long-term debt	3,734	3,826	3,883	1,633	5,700
Minority partner interest	442	466	428	428	449
Preferred stock	—	1	1	1	—
Stockholders’ equity	502	1,183	2,152	1,475	4,414

——————

(1)

The effective tax rates for fiscal years 2004, 2003, 2002, 2001 and 2000 include the effect of recognizing valuation allowance adjustments relating to tax benefits. There was no benefit or provision for income taxes in 2004 or 2003. Income tax benefit (provision) of 93.3%, 24.9% and (32.8)% for the fiscal years ended 2002, 2001 and 2000, respectively, differ from the amounts computed by applying the effective federal income tax rate of 34% as a result of adjusting the valuation allowance, primarily related to net operating loss carryforwards from prior years. The valuation allowance in 2004 was increased by $210,000, reserving for all tax assets that were deemed non-realizable. The valuation allowance in 2003 was increased by $596,000, reserving for all tax assets that were deemed non-realizable. The valuation allowance in 2002 was increased by $1,403,000, reserving for all tax assets that were deemed non-realizable The valuation allowance in 2001 was decreased by $706,000, reserving for all tax assets except those subject to recovery through carrybacks resulting from the March 9, 2002 Economic Stimulus Package.

(2)

Includes one joint venture restaurant in which we own a 51% equity interest.

(3)

Includes three locations that were closed in 2004.

(4)

Includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto. Same store sales are calculated on a comparable calendar period basis.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

Fiscal year 2004 was a year of significant variability for Shells. The first half of the year marked a continued focus on repositioning the Shells concept to leverage the competitive strengths of freshness, quality and variety at reasonable prices. We worked to elevate service and operations levels, recruiting new operations talent to replace underperforming restaurant managers. A comprehensive service program was rolled out, including certifying all servers, bartenders, hostesses and service assistants, in the new procedures. We also addressed improving our atmosphere and facilities, testing and completing a remodel package to dramatically enhance the appearance and appeal of its restaurants. Shells “new look” was unveiled at three restaurants during the year and met with enthusiastic guest acceptance.

Just as Shells was beginning to experience positive sales momentum from the various changes to improve the concept, four major hurricanes struck Florida, the state where all of our restaurants are located. The hurricanes significantly disrupted our business, with evacuations and storm-related damage closing several restaurants for extended periods of time. Many of the lost sales days occurred on weekends, the period where the majority of the week’s sales are typically generated. The impact also hampered Florida tourism for several weeks, particularly affecting our restaurants located in coastal areas. Cash flow from operations and same store sales are among the most significant drivers in our business and the combined impact of the Florida hurricanes seriously diminished our cash position and dealt us a significant financial setback.

However, Shells regained sales momentum after the storms, and as our restaurants reopened, sales rebounded very well. Beginning late in the third quarter, our comparable store sales turned positive and were consistently strong for the remainder of the year, with same store sales up 5.7% during the fourth quarter.

Management continues to focus on its strategy to improve and strengthen the concept’s customer appeal, striving to attract new and former Shells customers as well as core customers. A major part of this ongoing effort is remodeling and modernizing the restaurants. The new look introduced at three remodeled restaurants during 2004 has been very successful in generating excellent guest feedback and strong sales increases.

We received funding during the fourth quarter of 2004, which we are utilizing to remodel additional restaurants. We anticipate closing a contemplated next round of financing in the first half of 2005 which, if completed, should allow us to remodel most of our remaining restaurants. We may also use funds from any contemplated financing to strategically open new restaurants or relocate existing restaurants.

The fourth quarter 2004 net funding of $2,010,000 was achieved by the sale of $2,375,000 principal amount of convertible debentures, which are due in April 2005. In March 2005, our investors provided us with a $1,600,000 revolving line of credit. We expect to use the line of credit to help repay the debentures if a cash repayment is required, to the extent we have not then consummated the contemplated next round of financing.

There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements. In addition, there are no assurances that financing options will be available to us or that our business plan will not be significantly hampered by cash availability.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations bear to total revenues, or where indicated, restaurant sales.

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Revenues
Restaurant sales	99.6%	99.6%	99.7%
Management fees	0.4%	0.4%	0.3%
	100%	100%	100%
Cost and expenses
Cost of sales (1)	33.9%	33.0%	33.5%
Labor and other related expenses (1)	31.2%	31.6%	31.0%
Other restaurant operating expenses (1)	24.5%	25.3%	22.9%
Total restaurant costs and expenses (1)	89.6%	89.9%	87.4%
General and administrative expenses	7.8%	7.7%	7.5%
Depreciation and amortization	2.5%	2.4%	2.3%
Provision for impairment of assets	0.3%	0.8%	0.2%
Provision for impairment of goodwill	0.0%	0.0%	0.4%
Income (loss) from operations	0.1%	-0.5%	2.3%
Interest expense, net	-2.8%	-1.1%	-1.1%
Other income (expense), net	0.1%	-0.2%	0.0%
Elimination of minority partner interest	-0.6%	-0.6%	-0.5%
(Loss) income before benefit for income taxes	-3.2%	-2.4%	0.7%
Income tax benefit	0.0%	0.0%	0.7%
Net (loss) income	-3.2%	-2.4%	1.4%

——————

(1) As a percentage of restaurant sales.

Results of Operations

Fiscal Year 2004 versus Fiscal Year 2003

Total revenues for the 53-week fiscal year 2004 were $41,564,000 as compared to $44,046,000 for the 52-week fiscal year 2003. The $2,482,000 or 5.6% decrease in revenues was primarily due to a reduction in the number of restaurants open for operation in 2004. We operated 25 restaurants as of the end of 2004 compared to 28 restaurants at the end of 2003. However, revenues in 2004 contained an additional operating week compared to 2003, as our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31st. Our revenues consisted of restaurant sales of our company-owned restaurants and management and licensing fees on sales at the managed restaurants. Our food sales and liquor sales accounted for 88% and 12% of revenues, respectively, for 2004 compared to 89% and 11%, respectively, for 2003. Liquor sales, relative to food sales, increased year-to-year as a result of a new beverage program initiated in the first quarter of 2004. Same store sales in 2004 decreased 1.6% when compared to 2003. The decline in same store sales was the result of a 10.5% decline in customer traffic, offset in part by a 10.0% increase in average customer check. In 2004, we incurred estimated sales losses of $930,000 due to hurricane-related business interruption. Adjusting for estimated hurricane-related sales losses, same store sales would have increased by 0.2% above the prior year. Comparisons of same store sales include only stores, which were operating during the equivalent calendar periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

The cost of restaurant sales as a percentage of restaurant sales increased to 33.9% for 2004 from 33.0% for 2003. This increase primarily was due to a 0.6% of sales increase in commodity costs and 0.4% increase relating to menu mix changes including promotional items which affected customer preferences. Fiscal year 2004 and 2003 cost of sales included a non-recurring inventory write down of $22,000 and $36,000, respectively. Exclusive of these non-recurring items, cost of restaurant sales was 33.9% and 32.9% of restaurant sales for 2004 and 2003, respectively. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

Labor and other related expenses as a percentage of restaurant sales decreased to 31.2% in 2004 as compared to 31.6% for 2003. This decrease was mostly due to a reduction in workers’ compensation insurance costs of 0.2% of sales and a reduction in key hourly labor of 0.2% of sales. Fiscal year 2004 and 2003 included a non-recurring reduction in expenses of $161,000 and $196,000, respectively, relating to a refund and corresponding reserve adjustment for prior years workers’ compensation experience. Exclusive of these non-recurring items, labor and other related expenses was 31.6% and 32.0% of restaurant sales for 2004 and 2003, respectively. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits, taxes and workers’ compensation insurance.

Other restaurant operating expenses as a percentage of restaurant sales decreased to 24.5% for 2004 as compared with 25.3% for 2003. This decrease was primarily due to a 0.9% decrease in restaurant repairs and maintenance costs, partially offset by a loss of sales leverage caused by lower unit sales volumes. Other restaurant operating expenses generally consist of advertising, costs associated with area directors, supplies, repairs and maintenance, rent and other occupancy costs and utilities.

General and administrative expenses were $3,249,000 or 7.8% of revenues and $3,387,000 or 7.7% of revenues in 2004 and 2003, respectively. The $138,000 expense reduction was mostly due to a general downsizing in corporate office staff, which occurred in June 2004. Non-recurring expense in 2004 and 2003 each included a one-time charge for severance expense of $39,000 and $70,000, respectively. Exclusive of these non-recurring charges, general and administrative expense was 7.7% and 7.5% of revenues in 2004 and 2003, respectively. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

Depreciation and amortization expenses as a percentage of revenues were 2.5% for 2004 and 2.4% for 2003. The 0.1% of revenues increase was mostly due to increasing the fixed asset basis as a result of restaurant remodeling and hurricane-related reconstruction.

The provision for impaired assets was $105,000 or 0.3% of revenues for 2004 as compared to $360,000 or 0.8% of revenues for 2003. In 2004 and 2003, we recorded a pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The asset impairment charge in 2004 related to one restaurant compared to three restaurants in 2003. The respective write-downs were necessitated by the then current period operating losses and the projected cash flows of the restaurants, many of which were negative.

Goodwill was evaluated for impairment in each of 2004 and 2003 in accordance with FASB Statement No. 142. As a result of the evaluation, we did not recognize goodwill impairment in either year.

Net interest expense was $1,154,000 in 2004 compared to $463,000 in 2003. In 2004, we recorded one-time charges of $446,000 in the third quarter, relating to warrants to purchase 2,000,000 shares of common stock issued in connection with the extension of the maturity dates on the $2,000,000 promissory notes; and $265,000 in the fourth quarter, relating to warrants to purchase 1,187,500 shares of common stock issued to debenture holders in conjunction with the $2,375,000 financing transaction. Exclusive of these non-recurring charges, net interest expense was $443,000 in 2004. The $20,000 decrease in net interest expense in 2004 from 2003, excluding the non-recurring charges, was generally due to the pay down of outstanding debt, partially offset by a $9,000 reduction in interest income resulting from lower balances of cash in 2004 compared to 2003.

Other income in 2004 was $33,000, compared to other expense of $100,000 in 2003. In 2004, we recognized non-recurring gains for hurricane-related insurance settlements of $597,000 and the disposition of assets of $89,000. In 2004, we also recognized non-recurring charges for financing costs of $539,000 relating to the $2,375,000 financing transaction and a loss on the disposal of assets of $41,000 relating to our restaurant renovations. Exclusive of these non-recurring items, other expense in 2004 was $139,000.

No benefit or provision for income taxes was recognized in either 2004 or 2003.

As a result of the factors discussed above, the income from operations for 2004 was $43,000 compared to a loss from operations for 2003 of $207,000. Exclusive of non-recurring items, our loss from operations was $57,000 for 2004 compared to net income of $63,000 for 2003. Net loss for 2004 was $1,344,000 compared to $1,034,000 for 2003. Exclusive of non-recurring items, the net loss in 2004 was $733,000 compared to $764,000 for 2003.

Fiscal Year 2003 versus Fiscal Year 2002

Total revenues for 2003 were $44,046,000 as compared to $47,228,000 for 2002. The $3,182,000 or 6.7% decrease in revenues was primarily due to a 5.1% decrease in same store sales and, to a lesser extent, due to operating one less restaurant during and after the third quarter of 2002. The decline in same store sales was the result of a decline in customer traffic, offset in part by an increase in average customer check. Our food sales and liquor sales accounted for 89% and 11% of revenues, respectively, for the fiscal year ended December 28, 2003.

The cost of restaurant sales as a percentage of restaurant sales decreased to 33.0% for 2003 from 33.5% for 2002. This decrease primarily was due to favorable food costs and lower distribution costs, partially offset by a non-recurring write-down of inventory of $36,000. Exclusive of the non-recurring item, cost of restaurant sales was 32.9% for 2003.

Labor and other related expenses as a percentage of restaurant sales increased to 31.6% during 2003 as compared to 31.0% for 2002. This percentage increase was due to a loss of sales leverage caused by lower unit sales volumes, along with increases in health insurance and workers’ compensation insurance; partially offset by a non-recurring reduction in expenses of $196,000 relating to a reserve adjustment for prior years workers’ compensation experience. Exclusive of the non-recurring item, labor and other related expenses was 32.0% of restaurant sales for 2003.

Other restaurant operating expenses as a percentage of restaurant sales increased to 25.3% for 2003 as compared with 22.9% for 2002. This percentage increase was primarily due to a loss of sales leverage caused by lower unit sales volumes, along with increases in restaurant maintenance; utilities, particularly electricity and gas; insurance and real estate taxes.

General and administrative expenses were $3,387,000 or 7.7% of revenues and $3,565,000 or 7.5% of revenues in 2003 and 2002, respectively. Non-recurring expense in 2003 included a one-time charge for severance expense of $70,000. Exclusive of the non-recurring charge, general and administrative expense was 7.5% in 2003.

Depreciation and amortization expenses as a percentage of revenues were 2.4% for 2003 and 2.3% for 2002.

The provision for impaired assets was $360,000 or 0.8% of revenues for 2003 as compared to $110,000 or 0.2% of revenues for 2002. In 2003 and 2002, we recorded a pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The asset impairment charge in 2003 related to three restaurants, two of which were previously not written down and a third that was partially written down in 2002. The asset impairment charge in 2002 related to three restaurants that were previously not written down.

Goodwill was evaluated for impairment in 2003 and 2002 in accordance with FASB Statement No. 142 which we adopted in 2002. As a result of the evaluation we did not recognize goodwill impairment in 2003. The provision for impairment of goodwill was $206,000 or 0.4% of revenues in 2002.

Net interest expense was $463,000 in 2003 compared to $534,000 in 2002. We recorded a one-time charge of $106,000 in the first quarter of 2002 relating to the previously reported $2,000,000 financing transaction. Exclusive of this non-recurring charge, net interest expense was $428,000 in 2002. The increase in net interest expense in 2003 over 2002, excluding the non-recurring charge was primarily due to a $23,000 reduction in interest income, resulting from lower balances of cash in 2003 compared to 2002.

Other expense in 2003 was $100,000, compared to $3,000 in 2002. The increase primarily related to a net change in the reserve adjustment for gift certificates.

A benefit from income taxes of $327,000 was recognized in 2002. No benefit or provision was recognized in 2003. The benefit in 2002 related to a refund application to recover tax payments of $1,176,000 from prior years, resulting from the Economic Stimulus Package signed into law in March 2002. The refund was received in July 2002.

As a result of the factors discussed above, loss from operations for 2003 was $207,000 compared to income from operations for 2002 of $1,108,000. Exclusive of non-recurring items, our income from operations was $63,000 for 2003 compared to $1,218,000 for 2002. Our net loss for 2003 was $1,034,000 compared to net income of $677,000 for 2002. Exclusive of non-recurring items, net loss in 2003 was $764,000 compared to net income in 2002 of $575,000.

Liquidity and Capital Resources

We attained a marginally positive income from operations in 2004, after incurring significant business losses as a result of successive hurricanes in 2004. Subsequent to the four hurricanes which occurred in the third quarter of 2004, we began to experience a resurgence in sales growth, with a 5.7% improvement in fourth quarter 2004 same store sales. In August 2004, the maturity dates on the $2,000,000 principal amount promissory notes were extended from January 31, 2005 to January 31, 2007. We attained cash infusions of $600,000 in November 2004 and $754,000 January and February 2005 from the exercise and conversion of noteholder warrants to shares of our common stock. We also obtained a $500,000 interim line of credit from our bank to assist in the hurricane-related reconstruction of our restaurants of which $295,000 was utilized and subsequently repaid from insurance proceeds.

In December 2004, we raised additional net funds of $2,010,000 for the remodeling of many of our restaurants through an offering of $2,375,000 in convertible debentures. The debentures mature on the earliest to occur of certain events, but in any event, not later than April 5, 2005. In addition, we contemplate that an additional round of financing will be sought in the first half of 2005. In March 2005, our investors provided us a $1,600,000 revolving line of credit, which matures on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. The investors received a fee of $80,000 for extending the credit line to Shells.

Proceeds of $600,000 from the issuance of common stock received in November 2004 and $295,000 obtained from an interim bank line of credit were used to remodel three restaurants in 2004. In addition, approximately one-half of the net $2,010,000 funds received through the $2,375,000 offering of convertible debentures, is currently being used to complete the remodeling of six additional restaurants. We have experienced favorable sales trends as a result of our restaurant remodeling, to-date. Subsequent to the August and September hurricanes, aggregate sales for the three remodeled stores which were remodeled in 2004 have increased 13.3% above the prior year period in comparison to an increase of 4.4% for the non-remodeled restaurants over the comparable period. While we believe that our restaurants will experience sales improvements from remodeling, there are no assurances that future restaurant remodels will achieve similar, if any, increases in same store sales or that the restaurants remodeled to-date or any of these future restaurant remodels will be able to sustain continuing sales improvements. There are also no assurances that the remodeling costs of any new remodels will be at levels comparable to remodeling expenditures incurred to-date.

In addition to repaying the debentures, we anticipate that the contemplated additional round of financing will be utilized to complete our restaurant remodeling and position our company for growth. There can be no assurances that such financing or any other financing will be available to us, or at terms acceptable to us. We believe that with funds from the contemplated additional financing or the revolving credit line, we will have sufficient capital to satisfy the debt service requirements of the convertible debentures.

Proceeds of $754,000 from the issuance of common stock received in January and February 2005 relating to the warrant exercise, and $600,000 for a lease termination fee received in February 2005 on a restaurant location are being used to acquire, renovate and prepare to open our new Clearwater Beach restaurant.

The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

	2004	2003	2002
Net cash (used in) provided by operating activities	$(128)	$(490)	$444
Net cash (used in) provided by investing activities	1,292	(755)	325
Net cash provided by (used in) financing activities	3,046	(500)	730
Net increase (decrease) in cash	$1,626	$(1,745)	$1,499

As of January 2, 2005, our current liabilities of $7,992,000 exceeded our current assets of $3,353,000, resulting in a working capital deficiency of $4,639,000. In comparison, as of December 28, 2003, our working capital deficiency was $3,606,000. Our operating leverage decreased mostly due to the deployment of interim financing toward restaurant remodeling and reconstruction from hurricane-related property losses. We may still encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant restoration or disposition costs. Historically, we have generally operated with negative working capital as a result of the investing of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

During 2004, our cash position increased by $1,626,000, from $724,000 as of December 28, 2003 to $2,350,000 as of January 2, 2005. The increase in cash was almost exclusively provided by financing activities of $3,046,000, representing proceeds from the issuance of debt of $2,832,000 and common stock of $618,000, partially offset by $404,000 in debt repayment. The net cash used in investing activities was $1,292,000, generally reflecting capital expenditures related to restaurant remodeling and hurricane-related reconstruction. Net cash used in operating activities totaled $128,000.

In connection with the $2,000,000 financing dated January 31, 2002, we issued to each of Shells Investment Partners and Banyon (i) a $1,000,000 secured promissory note due January 31, 2005 (extended to January 31, 2007) which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full and (ii) a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. On April 12, 2004, Banyon sold their interest in the $1,000,000 note to Frederick R. Adler, a more than 10% shareholder. On June 23, 2004, Shells Investment Partners sold their interest in the $1,000,000 note along with 90% of their warrants to Trinad Capital, LP ($600,000) and GCM Shells Seafood Partners, LLC ($400,000). Subsequently, on September 30, 2004, GCM Shells Seafood Partners sold their interest in their $400,000 note to Bruce Galloway, IRA R/O. These warrants to purchase an aggregate of 8,908,030 shares of our common stock were exercised from November 2004 through January 31, 2005, resulting in net proceeds to us of $600,000 in 2004 and $754,000 in 2005.

On August 4, 2004, the $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. Warrants to purchase 1,000,000 shares of common stock were exercised in March 2005 by certain of our investors, and the proceeds of $500,000 were used to pay down the principal amount of the notes to these investors. Additionally, in March 2005, the $1,000,000 note held by Frederick R. Adler was modified to allow Shells to defer entirely the monthly interest payment on $500,000 of principal amount of the note until the maturity date of January 31, 2007, resulting in the deferral of $72,000 of cash payments until the maturity date.

On December 7, 2004, we sold $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the sale. The debentures bear interest at 12%, and mature on the earlier of: (i) April 5, 2005, (ii) the closing of an additional round of financing of no less than $1,500,000, or (iii) upon the occurrence of an event of default. In the event that we, on or prior to the maturity date, consummate the sale of shares of capital stock (other than a sale of capital stock to our officers, directors, employees or consultants in connection with their provision of services to us) resulting in net proceeds to us of at least $250,000, then the outstanding principal amount of the debentures and all accrued and unpaid interest, at the sole option of the holder of the debenture, will convert in whole or in part, into shares of the common stock sold in such future financing. The warrants are exercisable until December 7, 2007. The warrants have an exercise price equal to 80% of the price per share or unit in our contemplated next round of equity financing resulting in net proceeds to us of at least $250,000, provided that the exercise price cannot exceed $0.80 per share or be less than $0.45 per share. In the event that such financing is not completed on or before September 4, 2005, the warrants will automatically be assigned an exercise price equal to 65% of the closing price of our common stock on September 4, 2005, but in no event greater than $0.80 or less than $0.45 per share. The exercise price of the warrants and the number of underlying shares of common stock is subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors.

In October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. The loans, which bear interest at the bank’s base rate, are for terms of five years with required monthly principal payments based on a 15 year amortization schedule, and a balloon payment at the end of the five years. The principal balances owed on these two notes as of January 2, 2005 were $532,000 and $567,000, respectively. Relative to these two promissory notes, we are required to meet a financial covenant relating to debt coverage. We were in compliance in meeting this loan covenant as of January 2, 2005. However, in the past, we were not in compliance with meeting the loan covenant for which a covenant waiver was provided by the bank.

We believe that our cash balance, coupled with the $1,600,000 revolving credit line provided to Shells in March 2005, along with our operating cash flow will be sufficient to satisfy our contemplated cash requirements through the end of 2005. There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

We have, from time-to-time utilized, and to the extent applicable may utilize sale-leaseback transactions, real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary. In the event that our plans change, assumptions prove to be inaccurate, or due to unanticipated expenses, and in the event projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all.

Contractual Obligations

As of January 2, 2005, our contractual obligations were:

	Payments due by period
	Total	< 1 yr	1 - 3 yrs	3 - 5 yrs	> 5 yrs
Long-term debt (1)	$2,010,609	$515,761	$1,254,504	$240,344	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (2)	15,086,000	1,968,000	3,475,000	3,112,000	6,531,000
Purchase obligations	—	—	—	—	—
Other debt obligations reflected on the company’s balance sheet under GAAP (3)	4,634,242	2,395,301	2,238,941	—	—
Total	$21,730,851	$4,879,062	$6,968,445	$3,352,344	$6,531,000

——————

Note 1 – consists of long-term debt as reported in footnote 6 of the financial statements.

Note 2 – consists of operating leases primarily for real estate.

Note 3 – consists of convertible debentures due in 2005 and related party debt due in 2007.

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

In addition, quarterly results have been substantially affected by the timing of restaurant closings or openings or remodelings. Because of the seasonality of our business and the impact of restaurant closings, openings or remodelings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

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

In May 2005, the minimum wage rate in Florida will increase by $1.00 per hour. Tipped employees will also be receiving the $1.00 per hour wage increase under this new law. Each year thereafter, the minimum wage will increase according to the U.S. Department of Labor, Bureau of Labor Statistics cost of living index. Such payroll cost increases could have a significant adverse affect to our company. Menu price increases and other actions will be required to negate the effect of these wage increases. There can be no assurances that such measures expected to be taken by our company will be successful to adequately offset these additional payroll costs, or will be accepted without adverse reaction by our customers.

New Accounting Pronouncements

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

In December 2003, the FASB issued a pronouncement, Financial Interpretation Number 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” This FIN deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. We must fully consolidate assets and liabilities covered by FIN 46R in our financial statements in the first fiscal year or interim period beginning after March 15, 2004. Full disclosure, as well as consolidation, if applicable, of any newly created agreements after January 31, 2003 must begin immediately. Adoption of FIN 46R did not materially impact our consolidated financial statements.

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which amended FASB Statements No. 87, 88, and 106. Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information is to be provided separately for pension plans and for other post-retirement benefit plans. Adoption of revised FASB Statement No. 132 did not materially impact our consolidated financial statements.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs” which amended ARB No. 43, Chapter 4. The amendments made by FASB Statement No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FASB Statement No. 151 are to be applied prospectively. Adoption of FASB Statement No. 151 is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Revised Statement No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Revised Statement No. 123 is effective for Shells as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Adoption of revised FASB Statement No. 123 is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets” which amended APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The amendments made by FASB Statement No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement are to be applied prospectively. Adoption of FASB Statement No. 153 is not expected to materially impact our consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,099,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

ITEM 8.   FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Shells Seafood Restaurants, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and Subsidiaries (the “company”) as of January 2, 2005 and December 28, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended January 2, 2005 (53 weeks), December 28, 2003 (52 weeks) and December 29, 2002 (52 weeks). These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company at January 2, 2005 and December 28, 2003 and the results of its operations and cash flows for the fiscal years ended January 2, 2005 (53 weeks), December 28, 2003 (52 weeks) and December 29, 2002 (52 weeks) in conformity with accounting principles generally accepted in the United States of America.

KIRKLAND, RUSS, MURPHY & TAPP P.A.

Clearwater, Florida

February 4, 2005, except as to Note 19,

which date is March 10, 2005

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2005	December 28, 2003
ASSETS
Cash	$2,349,519	$723,939
Inventories	396,823	382,549
Other current assets	497,178	265,891
Receivables from related parties	109,477	110,147
Total current assets	3,352,997	1,482,526
Property and equipment, net	7,095,922	6,996,095
Goodwill	2,474,407	2,474,407
Other assets	595,332	663,189
TOTAL ASSETS	$13,518,658	$11,616,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,311,584	$2,390,685
Accrued expenses	2,567,026	2,295,290
Sales tax payable	202,666	168,385
Convertible debentures and interest payable	2,395,301	—
Current portion of long-term debt	515,764	234,247
Total current liabilities	7,992,341	5,088,607
Notes and deferred interest payable to related parties	2,238,941	2,267,416
Long-term debt, less current portion	1,494,845	1,558,245
Deferred rent	849,287	1,053,531
Total liabilities	12,575,414	9,967,799
Minority partner interest	441,618	465,836
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; 35,275 and 63,548 shares issued and outstanding	353	635
Common stock, $0.01 par value; authorized 20,000,000 shares; 8,565,406 and 4,631,375 shares issued and outstanding	85,654	46,314
Additional paid-in-capital	14,926,627	14,303,151
Accumulated deficit	(14,511,008)	(13,167,518)
Total stockholders’ equity	501,626	1,182,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,518,658	$11,616,217

See notes to consolidated financial statements and independent auditors' report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
REVENUES	$41,564,138	$44,046,055	$47,227,747
COST AND EXPENSES:
Cost of sales	14,050,690	14,466,578	15,777,572
Labor and other related expenses	12,935,204	13,845,271	14,585,378
Other restaurant operating expenses	10,123,584	11,117,396	10,773,494
General and administrative expenses	3,248,657	3,387,470	3,564,828
Depreciation and amortization	1,057,841	1,076,511	1,102,221
Provision for impairment of assets	105,000	360,000	110,000
Provision for impairment of goodwill	—	—	206,196
	41,520,976	44,253,226	46,119,689
INCOME (LOSS) FROM OPERATIONS	43,162	(207,171)	1,108,058
INTEREST EXPENSE, net	(1,153,340)	(462,246)	(533,870)
OTHER INCOME (EXPENSE), net	32,641	(100,352)	(2,743)
(LOSS) INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	(1,077,537)	(769,769)	571,445
ELIMINATION OF MINORITY PARTNER INTEREST	(265,953)	(263,964)	(221,319)
(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAXES	(1,343,490)	(1,033,733)	350,126
BENEFIT FOR INCOME TAXES	—	—	326,715
NET (LOSS) INCOME	$(1,343,490)	$(1,033,733)	$676,841
NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Basic	$(0.26)	$(0.23)	$0.15
Diluted	$(0.26)	$(0.23)	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,261,981	4,577,470	4,454,015
Diluted	5,261,981	4,577,470	10,259,188

See notes to consolidated financial statements and independent auditors' report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 30, 2001	66,862	$669	4,454,015	$44,540	$14,240,576	$(12,810,626)	$1,475,159
Net income						676,841	676,841
Balance at December 29, 2002	66,862	669	4,454,015	44,540	14,240,576	(12,133,785)	2,152,000
Net loss						(1,033,733)	(1,033,733)
Conversion of preferred to common	(3,314)	(34)	16,570	166	(132)		—
Issuance of common stock			160,790	1,608	62,707		64,315
Balance at December 28, 2003	63,548	635	4,631,375	46,314	14,303,151	(13,167,518)	1,182,582
Net loss						(1,343,490)	(1,343,490)
Conversion of preferred to common	(28,273)	(282)	141,365	1,413	(1,131)		—
Issuance of common stock			3,792,666	37,927	624,607		662,534
Balance at January 2, 2005	35,275	$353	8,565,406	$85,654	$14,926,627	$(14,511,008)	$501,626

See notes to consolidated financial statements and independent auditors' report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
OPERATING ACTIVITIES:
Net (loss) income	$(1,343,490)	$(1,033,733)	$676,841
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,057,841	1,076,511	1,102,765
Interest expense on warrants issued	711,000	—	—
Financing costs on warrants issued	175,000	—	—
Provision for impairment of goodwill	—	—	206,196
Provision for impairment of assets	201,000	360,000	110,000
Gain from hurricane-related insurance recoveries	(499,795)	—	—
(Gain) loss on sale of assets	(48,204)	2,874	6,956
Loss on sale of assets applied against reserves	63,554	49,356	144,153
Minority partner interest	(24,218)	37,984	210
Changes in operating assets and liabilities:
Increase in current assets and liabilities	(483,201)	(891,690)	(1,759,505)
Changes in other assets and liabilities:
Decrease (increase) in other assets	20,691	(205,826)	(6,577)
Increase in accrued interest to related parties	136,840	144,081	123,335
Decrease in deferred rent	(95,356)	(29,230)	(160,296)
Total adjustments	1,215,152	544,060	(232,763)
Net cash (used in) provided by operating activities	(128,338)	(489,673)	444,078
INVESTING ACTIVITIES:
Proceed from hurricane-related insurance recoveries	139,935	—	—
Proceeds from sale of assets	92,776	500	1,091,324
Purchase of property and equipment	(1,524,515)	(755,278)	(766,772)
Net cash (used in) provided by investing activities	(1,291,804)	(754,778)	324,552
FINANCING ACTIVITIES:
Proceeds from debt financing	2,832,298	578,585	3,043,817
Repayment of debt	(404,496)	(1,079,004)	(2,313,318)
Proceeds from the issuance of common stock	617,920	—	—
Net cash provided by (used in) financing activities	3,045,722	(500,419)	730,499
Net increase (decrease) in cash	1,625,580	(1,744,870)	1,499,129
CASH AT BEGINNING OF PERIOD	723,939	2,468,809	969,680
CASH AT END OF PERIOD	$2,349,519	$723,939	$2,468,809

See notes to consolidated financial statements and independent auditors' report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$(14,274)	$(26,115)	$101,176
Receivables from related parties	670	(4,794)	(27,216)
Tax refunds receivable	—	—	898,338
Other current assets	128,573	337	(81,763)
Accounts payable	(79,101)	(164,169)	(1,524,542)
Accrued expenses	(553,350)	(673,481)	(1,109,438)
Sales tax payable	34,281	(23,468)	(16,060)
Change in current assets and liabilities	$(483,201)	$(891,690)	$(1,759,505)
Supplemental disclosure of cash flow information:
Cash paid for interest	$309,006	$338,883	$445,793
Cash paid (received) for income taxes, net	$634	$3,300	$(1,216,438)
Cash received from the 2002 sales of assets	$100,000	$—	$—

Non-cash operating and investing activities:

Accounts receivable of $359,860, as of January 2, 2005, for hurricane-related insurance recoveries was applied to reduce the $499,795 gain from hurricane-related insurance recoveries, resulting in $139,935 proceeds from hurricane-related insurance recoveries.

Accrued interest to related parties of $165,315 was refinanced through a second mortgage in June 2004 and classified as long-term debt.

Provision for impairment of assets of $201,000 consists of a $96,000 charge, which was applied to accrued expenses in June 2004, and $105,000 which was expensed in fiscal year 2004.

Loss on sale of assets applied against reserves totaled $63,554 consisting of (i) $24,776 reduced net book value of property and equipment by $19,062 and deferred rent by $5,714 in June 2004; and (ii) $38,778 reduced net book value of property and equipment in December 2004.

Asset impairment charges of $158,335 were applied to reduce the basis of fixed assets damaged by a fire in September 2004.

During 2004, Shells relieved $383,695 of the FAS 144 allowance for impaired assets relating to disposed restaurants.

Deferred rent of $114,602 was applied to gain on sale of restaurant in April 2004.

Asset impairment charges of $110,000 were applied against gain on sale of restaurant in April 2004.

Warrant valuation reserves of $44,613 relating to warrants exercised in November 2004 was applied to paid in capital.

Bonuses of $64,315 were paid in common stock during 2003.

Losses on disposals of assets of $49,356 were applied against reserves in 2003.

During 2002, Shells relieved $3,789,595 of the FAS 144 Allowance relating to disposed restaurants.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – At January 2, 2005, Shells Seafood Restaurants, Inc. and subsidiaries managed and operated 25 full-service, casual dining seafood restaurants in Florida under the name “Shells”.

Shells was incorporated on April 29, 1993 and began operations in August 1993 when it purchased from Shells, Inc. the service mark “Shells” as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name “Shells”. Shells subsequently acquired Shells, Inc. effective December 29, 1994.

Principles of Consolidation – The consolidated financial statements include the accounts and operations of Shells and its wholly owned subsidiaries as well as a joint venture partnership in which Shells is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the consolidated entities have been eliminated in consolidation.

Fiscal Year – Our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. Our fiscal year ended January 2, 2005 (“fiscal year 2004”) was 53 weeks, and each of the fiscal years ended December 28, 2003 (“fiscal year 2003”) and December 29, 2002 (“fiscal year 2002”) were 52 weeks.

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Inventories – Inventories consist of food (primarily seafood), beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Shells utilizes a third party to hold and distribute certain products. The inventory is not recorded by Shells nor is the risk of ownership transferred to Shells until its individual restaurants receive the product.

Property and Equipment – Property and equipment are stated at cost less the provision for impairment and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and buildings are depreciated over the shorter of the lease term or the estimated useful life and range from five to 30 years. Useful lives for equipment, furniture and fixtures, and signs range from three to 10 years.

Goodwill – The excess of the cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. was recognized as goodwill. Prior to 2002, goodwill was amortized on the straight-line basis over 20 years; the use of a 20-year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants. During 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 142 whereby goodwill is evaluated periodically for possible impairment and written-down to fair value if impaired.

Impairment of Long-lived Assets – Property and equipment, goodwill and other intangible assets are reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by the estimated future undiscounted cash flows. The impairment write-down is the difference between the carrying amounts and the fair value of those assets. If the total of future undiscounted cash flows is less than the carrying amount of goodwill or property and equipment, the carrying amount is written down to the fair value, and a loss resulting from value impairment is recognized by a charge to earnings. The undiscounted cash flow for each restaurant is calculated through the end of the real estate rental period, plus extensions, if applicable, by estimating future cash flows based on actual historical results of operations and the 2005 budget for each restaurant.

Income Taxes – Shells uses the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. On March 9, 2002, the Economic Stimulus Package was signed into law. This program allows for, among other initiatives, the lengthening of the carry back period allowed for net operating losses from two years to five years. Shells recognized

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

an estimate of the income tax benefit and receivable in 2001 and an additional income tax benefit was recognized in 2002 when the refund was received, relating to the recovery of taxes paid in 1996 and 1997.

Net income (loss) per share of common stock – Net income (loss) per common share is computed in accordance with FASB No. 128 “Earnings Per Share”, which requires companies to present basic earnings per share and diluted earnings per share. The basic net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding. The diluted net loss per common share is computed by dividing net loss by the weighted average common shares outstanding excluding common stock equivalents, which are anti-dilutive.

Fair Value of Financial Instruments – The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of long-term debt approximates fair value based upon quoted market information as available. As judgment is involved, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64 amended Statement No. 4, and is no longer necessary because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. Statement No.145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement No. 145 also makes technical corrections to existing pronouncements. The adoption of Statement No. 145 did not have a material affect our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, a company may recognize costs related to a restructuring only when the liability is incurred. Under previous accounting principles generally accepted in the United States of America, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this statement are effective for exits and disposal activities that are initiated after December 31, 2002. Based on our actual results for 2004 and our business plan for 2005, the adoption of Statement No. 146 did not have a material affect on our consolidated financial statements during 2004 and is not expected to have a material affect on our consolidated financial statements in 2005.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 supersedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 did not have a material affect on our consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” Issue No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. The consensus reached by the EITF in November 2002 is effective for fiscal periods beginning after December 15, 2002. Income statements for prior periods are required to be reclassified to comply with the consensus. Adoption of the consensus reached in November 2002 related to Issue No. 02-16 did not have a material affect on our consolidated financial statements.

In December 2002, we adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 14 for required disclosures under Statement No. 148.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. Adoption of FASB Statement No. 149 did not have a material affect on our consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FASB Statement No. 150 did not have a material affect on our consolidated financial statements.

In December 2003, the FASB issued a pronouncement, Financial Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R deals with Off-Balance Sheet Assets, Liabilities, and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities associated with the obligations. Corporations must fully consolidate assets and liabilities covered by FIN 46R in their financial statements in the first fiscal year or interim period beginning after March 15, 2004. Full disclosure, as well as consolidation, if applicable, of any newly created entities after January 31, 2003 must begin immediately. Adoption of FIN 46R did not have a material affect on our consolidated financial statements.

In December 2003, the FASB revised Statement No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits which amended FASB Statements No. 87, 88, and 106. Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. Adoption of revised FASB Statement No. 132 did not have a material affect on our consolidated financial statements.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs” which amended ARB No. 43, Chapter 4. The amendments made by FASB Statement No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FASB Statement No. 151

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

are to be applied prospectively. Adoption of FASB Statement No. 151 is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” This Statement is effective for Shells as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Adoption of revised FASB Statement No. 123 is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets” which amended APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The amendments made by FASB Statement No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement are to be applied prospectively. Adoption of FASB Statement No. 153 is not expected to materially impact our consolidated financial statements.

Reclassifications – Certain reclassifications of prior year balances have been made to conform to the current presentation.

NOTE 2.  LIQUIDITY

Our company’s working capital deficit increased from $3,606,000 in 2003 to $4,639,000 in 2004, however, our cash position at January 2, 2005 improved to $2,349,000 from $724,000 at December 28, 2003. In August 2004, the maturity dates on the $2,000,000 principal amount promissory notes were extended from January 31, 2005 to January 31, 2007. Shells obtained cash infusions of $600,000 in November 2004 from the exercise and conversion of noteholder warrants to shares of our common stock. Shells also obtained a $500,000 interim line of credit from our bank to assist in the hurricane-related reconstruction of our restaurants of which $295,000 was utilized and subsequently repaid from insurance proceeds.

In December 2004, Shells raised additional funds, which are being utilized for the remodeling of several restaurants, through an offering of $2,375,000 in convertible debentures. The debentures mature on the earliest to occur of certain events, but in any event, not later than April 5, 2005.

Additional information about our liquidity is discussed in Note 19, Subsequent Events.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

NOTE 3. OTHER CURRENT ASSETS

Other current assets consist of the following:

	January 2, 2005	December 28, 2003
Prepaid expenses	$97,176	$139,893
Insurance proceeds receivable	359,860	—
Note receivable	—	100,000
Other current assets	40,142	25,998
	$497,178	$265,891

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 2, 2005	December 28, 2003
Leasehold improvements	$5,694,911	$4,632,847
Equipment	3,321,306	5,292,188
Furniture and fixtures	3,150,959	2,995,371
Land and buildings	2,541,397	2,291,546
Signage	451,832	488,715
	15,160,405	15,700,667
Less accumulated depreciation and amortization	(8,064,483)	(8,704,572)
	$7,095,922	$6,996,095

NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	January 2, 2005	December 28, 2003
Accrued payroll	$776,652	$801,548
Accrued insurance	26,382	237,098
Restaurant closing expenses	216,677	396,537
Warrant valuation reserve	947,364	105,977
Other	348,453	473,982
Unearned gift card revenue	251,498	280,148
	$2,567,026	$2,295,290

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

	January 2, 2005	December 28, 2003
$667,500 promissory note with a bank collateralized by real property owned by Shells. Interest is payable monthly based on the Colonial Bank Base Rate. Principal is payable $3,709 monthly with all unpaid principal due in September 2007. The interest rate was 5.25% at January 2, 2005.	$567,357	$611,865
$635,000 promissory note with a bank collateralized by real property owned by the 51% owned joint venture. Interest is payable monthly based on the Colonial Bank Base Rate. Principal is payable $3,900 monthly with all unpaid principal due in September 2007. The interest rate was 5.25% at January 2, 2005.	531,871	578,671
$655,000 promissory note collateralized by real property owned by Shells. Payments are $8,000 monthly with unpaid principal due June 2009. The interest rate is fixed at 10.0%.	425,518	483,934
Line of credit with bank to finance construction from fire loss, interest payable monthly at bank base rate plus 1%; interest rate was 6.25% at January 2, 2005; principal payable by April 18, 2005.	295,000	—
$165,315 promissory note collateralized by real estate owned by Shells. Payable at $6,888 monthly starting June 2005 through June 2007.	165,315	—
Capitalized lease agreement, collateralized by equipment, payable monthly at $2,132 through November 2005.	21,083	40,850
Finance agreement, collateralized by insurance policy, principal and interest due monthly through January 2005, at 5.0% fixed interest rate.	4,465	8,137
$540,000 non-interest bearing note, principal was payable in variable monthly installments through December 2004. The balance was net of imputed interest of $3,927 at December 28, 2003 at 11%. The note was collateralized by a leasehold interest in certain property and fixed assets of Shells.	—	57,436
Finance agreements were collateralized by equipment, principal and interest was paid monthly through January 2004, interest rates ranged from 6.8% - 8.0%	—	11,599
	2,010,609	1,792,492
Less current portion	(515,764)	(234,247)
	$1,494,845	$1,558,245

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The annual maturities of debt as of January 2, 2005 are as follows:

2005	$515,764
2006	235,485
2007	1,019,019
2008	75,080
2009	165,261
Thereafter	—
$2,010,609

Relative to the two promissory notes provided by Colonial Bank, we are required to meet a financial covenant relating to debt coverage. We were in compliance in meeting this loan covenant as of January 2, 2005. However, in the past, we were not in compliance with meeting the loan covenant for which a covenant waiver was provided by the bank.

NOTE 7.  RELATED PARTY DEBT

On January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our common stock. The two investors in this financing were Shells Investment Partners, LLC (“SIP”) and Banyon Investment, LLC, each for $1,000,000 principal amount. Shells Investment Partners is an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler, a greater than 10% stockholder. The proceeds of the financing were used for working capital.

In April 2004, Banyon Investment, LLC sold its interest in the $1,000,000 promissory note to Frederick R. Adler. In June 2004, SIP sold to GCM Shells Seafood Partners, LLC (“GCM”) and Trinad Capital, L.P. (“Trinad”) the $1,000,000 promissory note issued to SIP. GCM and Trinad purchased the note in the amount of $400,000 and $600,000, respectively. We refinanced deferred interest of $165,315 on the $1,000,000 note, previously scheduled to be payable to SIP in full on January 31, 2005, through a note which calls for 24 equal monthly payments beginning June 1, 2005. This deferred interest note is secured by a second mortgage on certain real estate owned by us. In September 2004, GCM sold its interest in the $400,000 note to Bruce Galloway, IRA R/O.

Notes and deferred interest payable to these related parties were:

	January 2, 2005	December 28, 2003
Secured promissory notes due January 31, 2007 bearing interest at 15%, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, owned by:
Frederick R. Adler	$1,000,000	$—
Bruce Galloway, IRA R/O	400,000	—
Trinad Capital, L.P.	600,000	—
Banyon Investment, LLC	—	1,000,000
Shells Investment Partners, LLC	—	1,000,000
Aggregate deferred interest due on January 31, 2007	238,941	267,416
	$2,238,941	$2,267,416

The deferred interest due at maturity, January 31, 2007, will be $535,000.

See Note 19, Subsequent Events, for discussion of pay down of the principal amount of the loans and deferral of cash payments for interest now due at maturity.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Prior to January 1, 1995, Shells agreed to pay $540,000 over a 10 year period as inducement to obtain a lease for a certain restaurant site. This amount, net of interest imputed at 11% was recorded as prepaid rent and was amortized over the term of the lease. The $540,000 note expired in December 2004.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

With the exception of three operating restaurants, Shells conducts all of its operations and maintains its administrative offices in leased facilities. Certain leases provide for Shells to pay for common area maintenance charges, insurance, and its proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant’s sales in excess of stipulated amounts. Total rent expense under all leases was $2,712,000, $2,571,000 and $2,568,000, for 2004, 2003 and 2002, respectively, which included contingent rent of $108,000, $143,000 and $100,000, respectively. The approximate future minimum aggregate rental payments under such operating leases as of January 2, 2005 are as follows:

2005	$1,968,000
2006	1,842,000
2007	1,633,000
2008	1,566,000
2009	1,546,000
Thereafter	6,531,000
$15,086,000

These leases expire at various dates through the year 2016 and generally have renewal options for additional periods.

During 2003, Shells entered into an employment agreement with Leslie J. Christon, President and Chief Executive Officer, that included a salary of $275,000 per year. The term of the employment agreement is two years, and thereafter renews automatically for successive one-year periods unless either party provides notice of intent not to renew. The agreement also provided for the grant of employee options to purchase 297,374 shares of common stock, which vest over a two year period on an annual basis.

Warren R. Nelson, our Chief Financial Officer, holds a letter agreement from the board of directors clarifying his severance arrangement, if applicable.

During 1996, Shells entered into an agreement to purchase the leasehold interest in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined (“royalty”), of each of the restaurants opened and continuing to be operated by Shells at each of the six sites through the end of the initial terms of the respective leases. Of the six sites originally leased, four sites continue to be leased. The base terms expire at various dates through 2015 one of which expired in 2003. The royalty expense related to these restaurants was $56,000, $95,000 and $99,000 for 2004, 2003 and 2002, respectively. During 2004, this agreement was terminated through a $100,000 settlement, paid in installment payments throughout the year.

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

Our share of the joint venture partnership profits was $296,000 (inclusive of a $10,000 prior period adjustment), $272,000 and $235,000 during 2004, 2003 and 2002, respectively. In addition, the joint venture partnership paid us $181,000, $177,000 and $180,000 in 2004, 2003 and 2002, respectively, for management and

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

license fees. The WLH Investments’ share of the joint venture partnership profits was $266,000, $264,000 and $221,000 in 2004, 2003 and 2002, respectively. The joint venture agreement and management agreement outline the respective joint venture partner’s responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital, capital expenditures and principal and interest payments on loans and mortgages. The joint ventures cash balance was $130,000 as of January 2, 2005.

The joint venture agreement, which was effective March 1994, as amended March 1995, contains a purchase option for Shells to purchase the WLH Investments interest in the joint venture partnership, or conversely, for WLH Investments to put their interest in the joint venture partnership to Shells, for a purchase price of $750,000 payable by the issuance of our common stock having a value of $750,000. The option is exercisable at any time following the date our common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through January 2, 2005.

NOTE 10.  STOCKHOLDERS’ EQUITY AND CONVERTIBLE DEBENTURES

In connection with the $2,000,000 financing dated January 31, 2002, we issued to each of Shells Investment Partners and Banyon (i) a $1,000,000 secured promissory note due January 31, 2005 (extended to January 31, 2007) which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full and (ii) a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. The warrants were exercisable through January 31, 2005.

On April 12, 2004, Banyon sold their interest in the $1,000,000 note to Frederick R. Adler, a more than 10% shareholder. On June 23, 2004, Shells Investment Partners sold their interest in the $1,000,000 secured promissory note along with 90% of their warrants to Trinad Capital, LP ($600,000) and GCM Shells Seafood Partners, LLC ($400,000). Subsequently, on September 30, 2004, GCM Shells Seafood Partners sold their interest in their $400,000 note to Bruce Galloway, IRA R/O.

On August 4, 2004, our $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. These newly issued warrants are exercisable from January 31, 2005 through January 31, 2007. We recognized a one-time, non-cash charge of $446,000 relating to this transaction.

In November 2004, a portion of the warrants issued as part of the $2,000,000 January 2002 financing were exercised, resulting in the issuance of 3,750,000 shares of common stock.

On December 7, 2004, we sold $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the sale. The debentures bear interest at 12%, and mature on the earlier of: (i) April 5, 2005, (ii) the closing of an additional round of financing of no less than $1,500,000, or (iii) upon the occurrence of an event of default. In the event that we, on or prior to the maturity date, consummate the sale of shares of capital stock (other than a sale of capital stock to our officers, directors, employees or consultants in connection with their provision of services to us) resulting in net proceeds to us of at least $250,000, then the outstanding principal amount of the debentures and all accrued and unpaid interest, at the sole option of the holder of the debenture, will convert in whole or in part, into shares of the common stock sold in such future financing. The warrants are exercisable until December 7, 2007. The warrants have an exercise price equal to 80% of the price per share or unit in our next round of equity financing resulting in net proceeds to us of at least $250,000, provided that the exercise price cannot exceed $0.80 per share or be less than $0.45 per share. In the event that such financing is not completed on or before September 4, 2005, the warrants will automatically be assigned an exercise price equal to 65% of the closing price of our common stock on September 4, 2005, but in no event greater than $0.80 or less than $0.45 per share. The exercise price of the warrants and the number of underlying shares of common stock is subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

During May 2004, investors converted 28,273 shares of Series A Preferred Stock into 141,365 shares of our common stock. During January 2003, investors converted 3,314 shares of Series A Preferred Stock into 16,570 shares of our common stock.

NOTE 12.  INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 are as follows:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Federal
Current	$—	$—	$(326,715)
Deferred	—	—	—
	—	—	(326,715)
State
Current	—	—	—
Deferred	—	—	—
	—	—	—
Tax asset valuation allowance	—	—	—
Income tax benefit	$—	$—	$(326,715)

Our effective tax rate is composed of the following for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Federal statutory rate	(34.0)%	(34.0)%	34.0%
State income tax, net of federal benefit	(0.4)	(3.5)	3.5
FICA tip credits	(15.8)	(19.3)	(64.3)
Warrant grants	22.4	—	—
Valuation allowance and other adjustment	15.6	56.8	(125.4)
Revalue certain deferred tax assets	8.4	—	—
Other	3.8	—	—
Goodwill impairment write-down	—	—	58.9
Effective income tax benefit	—%	—%	(93.3)%

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of January 2, 2005, we have net operating loss carryforwards for federal income tax purposes of approximately $8,500,000 which expire between 2006 and 2023. We also have approximately $2,800,000 of general business credits to carry forward, which expire by 2023. We had an ownership change in 2002 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $75,000 per year. Any portion of the $75,000 amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation on carryforward of net operating losses and credits. Approximately $5,900,000 of our net operating loss carryforwards and approximately $2,000,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $4,500,000 in net operating loss carryforwards and $2,000,000 in credits will expire without benefit to us.

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

	January 2, 2005
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$—	$544,000	$544,000
Accrued liabilities	411,000	323,000	734,000
Net operating loss carryforwards	—	3,214,000	3,214,000
General business credits	—	2,848,000	2,848,000
	411,000	6,929,000	7,340,000
Valuation allowance			(7,113,000)
Net deferred tax assets			227,000
Involuntary conversion proceeds and service marks			(227,000)
			$—

	December 28, 2003
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$—	$617,000	$617,000
Accrued liabilities	481,000	400,000	881,000
Net operating loss carryforwards	—	2,871,000	2,871,000
General business credits	—	2,534,000	2,534,000
	481,000	6,422,000	6,903,000
Valuation allowance			(6,903,000)
			$—

	December 29, 2002
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$—	$728,000	$728,000
Accrued liabilities	690,000	411,000	1,101,000
Net operating loss carryforwards	—	2,460,000	2,460,000
General business credits	—	2,018,000	2,018,000
	690,000	5,617,000	6,307,000
Valuation allowance			(6,307,000)
			$—

NOTE 13.  RELATED PARTY TRANSACTIONS

Shells manages three restaurants pursuant to a management and license agreement, which became effective July 1993. These entities are deemed to be related parties based on our ability to influence the management and operating policies of the managed restaurants. Shells provides management services and licenses our proprietary information required to operate the restaurant for a management fee originally set at 6% of restaurant sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurants

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

requirement to make third party royalty payments. The management agreements were amended in October 2001, reducing the management fee to 4% of restaurant sales until such time that cash flow for three consecutive months is at least 80% of the cash flow for the same respective periods in 1999. The management fee then becomes 5% of sales. The management fee increases to, and is maintained at, 6% of sales when cash flow for three consecutive months is at least 90% of cash flow for the same respective periods in 1999. The management agreements outline the respective owners’ (“licensees”) responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital and capital expenditures. A fourth restaurant is operated by Shells, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by management for Shells restaurants. Our management fee was originally set at 4% of the restaurant’s sales, and later was modified to 2% in October 2001. The aggregate management fees earned under these agreements was approximately $172,000, $165,000 and $163,000 for 2004, 2003 and 2002, respectively.

Shells also has entered into option agreements with three of the licensees, effective July 1993, which were amended in August 1995 and October 2001, documenting the terms by which, Shells can acquire the restaurant’s assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of our common stock at the prevailing market price. The option is exercisable by either party upon Shells averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through January 2, 2005.

Effective January 31, 2002, Shells raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our common stock. The two investors in the financing were Shells Investment Partners, LLC and Banyon Investment, LLC. Shells Investment Partners is an entity comprised of members previously unaffiliated with Shells. Banyon is an entity associated with Philip R. Chapman, Chairman of our board of directors, and certain family members of Frederick R. Adler. The proceeds of the financing were used for working capital requirements. During 2004, Banyon sold their interest in the note to Frederick R. Adler and Shells Investment Partners sold their interest in their note along with 90% of their warrants to Trinad Capital, LP ($600,000) and GCM Shells Seafood Partners, LLC ($400,000). GCM has sold their interest in the note to the Bruce Galloway, IRA R/O. See Note 7 – Related Party Debt.

In connection with this financing, we issued to each of Shells Investment Partners and Banyon a $1,000,000 secured promissory note due January 31, 2005 (extended to January 31, 2007) which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, and a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. The warrants were exercisable through January 31, 2005. During November 2004, warrant holders exercised warrants and acquired 3,750,000 shares of common stock for $600,000 in proceeds to Shells.

Furthermore, as part of this financing, we entered into an Investor Rights Agreement, with the two investor groups and certain other stockholders. Pursuant to this agreement, the composition of our board of directors is fixed at seven members and each of Banyon and Shells Investment Partners (now Trinad Capital and GCM Shells Seafood Partners) are entitled to nominate three individuals to serve on our board. This right will terminate with respect to each of Banyon and Shells Investment Partners (now Trinad Capital and GCM Shells Seafood Partners) on the earlier of the date that such entity, or any legal successors thereto, ceases to own at least 13% of our issued and outstanding stock on a fully diluted basis, or the date that all amounts due and payable under such entity’s $1,000,000 promissory note have been paid in full. Additionally, each of these investor groups and Frederick R. Adler and Philip R. Chapman, among others, have agreed to vote their shares, to cause these slated nominees to be elected to our board of directors.

Banyon initially appointed Philip R. Chapman, Richard A. Mandell and Christopher D. Illick, all of whom were then serving as directors of our company, as Banyon’s nominees for election to the board. Shells Investment Partners initially nominated Thomas R. Newkirk, J. Stephen Gardner and John N. Giordano as its nominees for election to the board. Messrs. Newkirk, Gardner and Giordano were appointed directors of our company, to fill the vacancies existing on the board. Mr. Mandell resigned from the board on March 12, 2002. Effective April 2, 2002, Michael R. Golding filled the vacancy on the board as Banyon’s nominee. On June 23, 2004, the three members from Shells Investment Partners resigned from the board when their interests were acquired by Trinad Capital

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

and GCM Shells Seafood Partners. Trinad and GCM appointed Jay A. Wolf, Robert Ellin and Gary Herman as its nominees, all of whom were appointed directors to fill the vacancies on the board.

On December 28, 2004, we entered into a consulting agreement with Lawrence Wolf, the father of Jay Wolf who is a member of our board of directors. The consulting agreement has a one year term, where Mr. Lawrence Wolf is to assist Shells in providing marketing services; including guidance toward building our creative strategy around the “Shells” brand positioning and providing support in coordinating our media production. As compensation, Mr. Lawrence Wolf received options, pursuant to our 2002 Equity Incentive Plan, to purchase 130,000 shares of common stock at an exercise price of $0.83, the market price on the date of grant. The options fully vest on the first anniversary of the grant date.

NOTE 14.  STOCK COMPENSATION PLAN

At January 2, 2005, we have four stock-based employee compensation plans, which are described more fully below. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based compensation costs are not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the effect on net income (loss) and earnings per share on a pro forma basis would have been immaterial.

On September 11, 1995, our board of directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of 10 years. The 1995 Employee Stock Option Plan, as amended, provides for the issuance of options to purchase up to a total of 840,000 shares. The 1996 Employee Stock Option Plan provides for the issuance of options to purchase a total of 101,000 shares. As of January 2, 2005, options to purchase an aggregate of 205,742 shares were outstanding under the plans of which all were exercisable. There were 11,001 shares purchased through the exercise of these options through 2004. The exercise prices of the outstanding options range from $0.45 to $5.75. The weighted average remaining contractual life for the options outstanding at January 2, 2005 for both plans is approximately five years.

On May 20, 1997, the stockholders approved the Stock Option Plan for Non-employee Directors. The plan, as amended, authorized a total of 150,000 shares to be reserved for issuance under this director’s compensation plan. Shells did not grant any options under this plan during 2004, 2003 or 2002. Shells granted options to purchase 20,000 shares during each of 2001 and 2000, at the market price on the date of grant. As of January 2, 2005, options to purchase 32,000 shares were outstanding and exercisable.

On May 21, 2002, the stockholders approved the 2002 Equity Incentive Plan allowing for grants of options to purchase up to 1,850,000 shares of common stock. The options generally vest over three years, one third annually on the anniversary date of the grant and have a maximum term of 10 years. As of January 2, 2005, options to purchase 905,758 shares were outstanding, 620,286 of which were exercisable. The weighted average remaining contractual life for the options outstanding at January 2, 2005 is approximately seven years. During 2004, 201,900 options were granted at prices ranging between $0.36 and $0.83 per share, the fair market value on the date of the grant. During April 2003, officers and corporate management were issued 160,790 shares of common stock at $0.40 per share, pursuant to a 2002 management bonus plan.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Option activity is summarized below:

	Number of Shares	Option Price	Weighted Average Price
Outstanding at December 30, 2001	864,025	$0.20 - $11.00	$1.36
Granted	1,332,484	0.35 - 0.65	0.42
Cancelled	(163,300)	0.22 - 9.50	1.53
Outstanding at December 29, 2002	2,033,209	0.20 - 9.50	0.73
Granted	571,704	0.37 - 0.90	0.55
Exercised	(160,790)	0.40	0.40
Cancelled	(1,235,056)	0.37 - 5.75	0.48
Outstanding at December 28, 2003	1,209,067	0.20 - 9.50	0.95
Granted	201,900	0.36 - 0.83	0.77
Exercised	(42,666)	0.42	0.42
Cancelled	(224,801)	0.20 - 5.75	0.61
Outstanding at January 2, 2005	1,143,500	$0.24 - $9.50	$1.00

NOTE 15. EARNINGS (LOSS) PER SHARE

The following table represents the computation of basic and diluted earnings (loss) per share of common stock as required by FASB Statement No. 128:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net (loss) income	$(1,343,490)	$(1,033,733)	$676,841
Weighted common shares outstanding	5,261,981	4,577,470	4,454,015
Basic net (loss) income per share of common stock	$(0.26)	$(0.23)	$0.15
Effect of dilutive securities:
Warrants	—	—	5,575,916
Stock options	—	—	229,257
Diluted weighted common shares outstanding	5,261,981	4,577,470	10,259,188
Diluted net (loss) income per share of common stock	$(0.26)	$(0.23)	$0.07

Diluted net loss per common share excludes anti-dilutive stock options and warrants of 6,305,000 and 6,909,000 during 2004 and 2003, respectively.

See Note 19, Subsequent Events, for information about common stock issued in 2005.

NOTE 16.  PROVISION FOR IMPAIRMENT OF ASSETS

In accordance with FASB Statement No. 144, which superseded FASB Statement No. 121, Shells identified certain long-lived assets as impaired. The impairment was recognized when the future undiscounted cash flows of certain assets were estimated to be less than the assets’ related carrying value. As such, the carrying values were written down to our estimates of fair value based on the best information available making whatever estimates, judgments and projections were deemed necessary.

Shells recognized write-downs of $201,000 (of which $96,000 was applied against reserves), $360,000 and $110,000 during 2004, 2003 and 2002, respectively. We have seven restaurants that are deemed to be impaired as of January 2, 2005. The write-down in 2004 related to one Florida restaurant which had not previously been written

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

down. The write-down in 2003 related to three Florida restaurants, two of which have not previously been written down. The write-down in 2002 related to three Florida restaurants, which were not previously written down. The write-downs were necessitated by the current period operating losses as well as the projected cash flows of the restaurants.

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

NOTE 18.  ADVERTISING AND MARKETING

Shells has incurred the following costs for television, radio, billboards and local store marketing:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Advertising and marketing expenses	$1,467,000	$1,501,000	$1,545,000
As a percentage of revenues	3.5%	3.4%	3.3%

NOTE 19.  SUBSEQUENT EVENTS

In January and February 2005, the remaining warrants issued as part of the $2,000,000 financing in January 2002 were exercised, whereby warrant holders acquired 4,712,630 shares of common stock for $754,000 in proceeds to Shells. Additionally, Shells Investment Partners converted their retained warrants into common stock under the cashless exercise provisions of the warrant agreement, resulting in the issuance of 350,381 shares of common stock.

In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby on February 22, 2005, the landlord paid $600,000 to Shells for an option to buy-out the lease. Any time after 12 months beyond the payment date, the landlord can provide notice of lease termination to Shells. Thereafter, we have 60 days to wind down business and vacate the premises.

In February 2005, we agreed to acquire for $843,000 the leasehold rights and personal property of a restaurant located in Clearwater Beach, Florida from Gold Coast Restaurants, Inc. (d/b/a Leverock’s), out of bankruptcy proceedings. We expect the restaurant to reopen as a “Shells” in March 2005, once remodeling and staff training are completed.

In February 2005, we mailed notice to stockholders of record on February 7, 2005 an Information Statement advising that our board of directors and the holders of a majority of our outstanding shares of common stock have delivered written consents authorizing an amendment to our certificate of incorporation that will increase the number of authorized shares of our common stock, $0.01 par value per share, from 20,000,000 shares to 40,000,000 shares. This increase to our capitalization is expected to become effective in March 2005.

In March 2005, our investors provided us with a $1,600,000 revolving line of credit, which matures on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. The investors received a fee of $80,000 for extending the credit line to Shells.

In March 2005, warrants to purchase a total of 1,000,000 shares of common stock, which were issued on August 4, 2004 pursuant to the extension of the $2,000,000 related-party financing, were exercised at $0.50 per share by Trinad Capital, L.P. and Bruce Galloway, IRA R/O. The proceeds of $500,000 were used to pay down the principal amount of the notes to these investors. Additionally, in March 2005, the $1,000,000 note held by Frederick R. Adler was modified to allow Shells to defer entirely the monthly interest payment on $500,000 of principal amount of the note until the maturity date of January 31, 2007, resulting in the deferral of $72,000 of cash payments until the maturity date. The remaining principal balance of $1,500,000 matures on January 31, 2007 along with deferred interest payable at maturity of $535,000.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

We contemplate that an additional round of financing will be sought by us in the first half of 2005. In addition to repaying the debentures (as discussed in Note 10, Stockholders' Equity and Convertible Debentures), we anticipate that the contemplated additional round of financing will be utilized to complete our restaurant remodeling and position our company for growth. There can be no assurance that this contemplated financing will be available to us when needed, on acceptable terms, or at all.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled “Proposal – Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders, expected to be held on May 26, 2005, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The section entitled “Executive Compensation” in our Proxy Statement to be filed in connection with our 2005 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled “Beneficial Ownership of Common Stock” in our Proxy Statement to be filed in connection with our 2005 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections entitled “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement to be filed in connection with our 2005 Annual Stockholders Meeting is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Relationship with Independent Auditors” in our Proxy Statement to be filed in connection with our 2005 Annual Stockholders Meeting is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

(1) and (2)

See “Index to Financial Statements” at Item 8 of this Annual Report on Form 10-K.

(3)

Exhibits - Exhibits Nos. 10.1, 10.2, 10.4, 10.5, 10.30, 10.31, 10.53, 10.54, 10.55 and 10.57 are management contracts, compensatory plans or arrangements.

Exhibits

Description (everything filed which is currently active)

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

10.2

1995 Employee Stock Option Plan. *

10.3

Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc.*

10.4

1996 Stock Option Plan for Non-Employee Directors **

10.5

2002 Equity Incentive Plan **

10.6

First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc. *

10.7

Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH Investments, Inc. *

10.8

First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc. *

10.9

Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint Venture and Shells Seafood Restaurants, Inc. *

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

10.12

Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc., as amended. *

10.13

Amended Option Agreement dated August 10, 1995 between Shells Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc.*

10.14

Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc. *

10.15

Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc. *

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

10.18

Assignment Agreement, dated September 30, 1994 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation. *

10.19

Promissory Note in the initial principal amount of $540,000, dated September 30, 1994 by Shells of St. Pete Beach, Inc. for the benefit of the Bleckley Corporation (retired in 2004 with satisfaction of debt). *

10.20

Continuing and Unconditional Guaranty by Shells Seafood Restaurants, Inc. for the benefit of the Bleckley Corporation. *

10.21

Security Agreement, dated September 30, 1995 between Shells of St. Pete Beach, Inc. and the Bleckley Corporation. *

Exhibits

Description (everything filed which is currently active)

10.24

Form of Directors Indemnification Agreement. *

10.26

Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida LP **

10.28

Loan agreement, dated January 15, 1998, between Shells Seafood Restaurants, Inc. and Manufacturers Bank of Florida, in the initial principal amount of $850,000. **

10.30

Letter from board of directors, dated January 19, 2000, clarifying severance arrangement for Warren R. Nelson **

10.31

Employment Agreement, dated April 2, 2001, between David W. Head and Shells Seafood Restaurants, Inc. (employment terminated June 6, 2003) **

10.33

Secured Promissory Note, dated January 18, 2002, between Shells Seafood Restaurants, Inc., and Best Que, LLC (funded in 2004) **

10.36

Assignment and Assumption of Lease, dated January 21, 2002 between Shells Seafood Restaurants, Inc. and Famous Dave’s Ribs, Inc. with landlord consent **

10.39

Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc. **

10.40

Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc. **

10.41

Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc. **

10.42

Securities Purchase Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed on the signature pages thereto, Shells Investment Partners, LLC and Banyon Investment, LLC ***

10.43

Security Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed in the signature pages thereto, Shells Investment Partners, LLC and Banyon Investment, LLC ***

10.44

Investor Rights Agreement, dated as of January 31, 2002, among Shells Seafood Restaurants, Inc., Shells Investment Partners. LLC, Banyon Investment, LLC and the shareholders listed on Schedule I thereto; *** amended June 23, 2004, whereby Shells Investment Partners assigned their rights collectively to Trinad Capital, LP and Galloway Capital Management, LLC

10.45

Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Banyon Investment, LLC, and sold to Frederick R. Adler on April 12, 2004 ***

10.46

Secured Senior Note in the aggregate principal amount of $1,000,000 issued to Shells Investment Partners, LLC, and sold to Trinad Capital, LP ($600,000) and GCM Shells Seafood Partners, LLC ($400,000) on June 23, 2004; GCM sold their $400,000 note to Bruce Galloway, IRA R/O on October 1, 2004. *** (and 2004 transactions *****)

10.47

Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Banyon Investment, LLC ***

10.48

Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Shells Investment Partners, LLC; transferred to Trinad Capital, LP and GCM Shells Seafood Partners, LLC on June 23, 2004 except for 445,400 warrants which were retained. *** (and 2004 transactions *****)

10.49

Loan agreement, dated October 8, 2002, between Shells Seafood Restaurants, Inc. and Colonial Bank (previously known as Manufacturers Bank of Florida), in the initial principal amount of $667,500. **

10.50

Loan agreement, dated October 25, 2002, between Shells of Melbourne, Joint Venture and Colonial Bank (previously known as Manufacturers Bank of Florida), in the renewal principal amount of $635,506. **

10.51

Settlement Agreement and Release, dated February 27, 2003, between Shells Seafood Restaurants, Inc. and The Lark Group, L.L.C., Best Que, L.L.C, and Michael L Sloane, II in the amount of $188,201 (fully settled in 2004) **

10.52

Distribution Agreement, dated August 28, 2002, between Shells Seafood Restaurants, Inc. and Performance Food Group, LLC. **

10.53

Consulting Agreement, dated March 21, 2003, between Shells Seafood Restaurants, Inc. and George Heaton; terminated August 28, 2003.**

10.54

Amendment to the Non-Employee Director Stock Option Plan, as approved October 23, 2001 **

10.55

Amendment to the 1995 Employee Stock Option Plan, as approved October 23, 2001 **

Exhibits

Description (everything filed which is currently active)

10.56

Equipment lease agreement between Colonial Pacific Leasing Corporate dba GE Capital Colonial Pacific Leasing and Shells Seafood Restaurants, Inc. dated November 8, 2002 and funded in 2003. **

10.57

Employment Agreement, dated July 1, 2003, between Leslie J. Christon and Shells Seafood Restaurants, Inc. ****

10.58

Code of Ethics. **

10.59

Form of Securities and Debenture Purchase Agreement, dated December 7, 2004. *****

10.60

Form of Stock Purchase Warrant, dated December 7, 2004, in the aggregate of 1,971,250 warrants to purchase shares of common stock. *****

10.61

Form of 12% Convertible Debenture, dated December 7, 2004, in the aggregate amount of $2,375,000. *****

10.62

Promissory Note in the aggregate principal amount of $165,315.07 issued to Shells Investment Partners, L.L.C. +

10.63

Mortgage and Security Agreement in the aggregate principal amount of $165,315.07 issued to Shells Investment Partners, L.L.C. +

21

Subsidiaries of the Registrant. *

31.1

Certification of Chief Executive Officer under Rule 13a-14(a)

31.2

Certification of Chief Financial Officer under Rule 13a-14(a)

32

Certification of Chief Executive Officer and Chief Financial Officer under Section 906

——————

*

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Registration Statement on Form S-1 (File No. 333-1600).

**

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 10-K or 10-KA for the fiscal year ended December 28, 2003.

***

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated February 11, 2002.

****

Previously filed with the Securities and Exchange Commission as an Exhibit to, and incorporated herein by reference from our Form 10-Q for the quarter ended June 29, 2003.

*****

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated December 9, 2004.

+

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated June 25, 2004.

(b)

Exhibits (currently being filed or not previously filed)

31.1

Certification of Chief Executive Officer under Rule 13a-14(a)

31.2

Certification of Chief Financial Officer under Rule 13a-14(a)

32

Certification of Chief Executive Officer and Chief Financial Officer under Section 906

(c)

Financial statement schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.

Dated: March 10, 2005	By:/s/ WARREN R. NELSON
Warren R. Nelson
Executive Vice President of Finance,
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE J. CHRISTON	President, Chief Executive Officer and Director (Chief Executive Officer)	March 10, 2005
Leslie J. Christon

/s/ WARREN R. NELSON	Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Chief Financial Officer)	March 10, 2005
Warren R. Nelson

/s/ PHILIP R. CHAPMAN	Chairman of the Board	March 10, 2005
Philip R. Chapman

/s/ ROBERT ELLIN	Director	March 10, 2005
Robert Ellin

/s/ MICHAEL R. GOLDING	Director	March 10, 2005
Michael R. Golding

/s/ GARY HERMAN	Director	March 10, 2005
Gary Herman

/s/ CHRISTOPHER D. ILLICK	Director	March 10, 2005
Christopher D. Illick

/s/ JAY A. WOLF	Director	March 10, 2005
Jay A. Wolf