Form 10-K/A
period 2005-01-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2005-05-02
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-K/A
____________________

Amendment No. 1

[X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year (53 weeks) ended January 2, 2005.

Or

☐ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period from _______________ to _______________.

Commission File Number 0-28258

____________________

SHELLS SEAFOOD RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

____________________

DELAWARE	65-0427966
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

16313 North Dale Mabry Highway, Tampa, Florida 33618
(Address of principal executive offices) (Zip Code)

(813) 961-0944
(Registrant's telephone number, including area code)

____________________

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $0.01 par value.
(Title of Class)
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the last sales price of the common stock reported on the over-the-counter bulletin board and the assumption, for this computation only, that all directors, executive officers, and ten-percent holders of stock are affiliates of the registrant) at June 25, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,469,791.

As of April 3, 2005, the number of shares outstanding of the registrant's common stock, $0.01 par value, was 14,630,417.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Shells Seafood Restaurants, Inc. amends the Shells' Annual Report on Form 10-K for the year ended January 2, 2005, filed with the Securities and Exchange Commission on March 11, 2005. This Amendment No. 1 is being filed to include disclosures required by Part III of Form 10-K, to move the disclosure regarding Shells' Code of Business Conduct and Ethics included in Part I of the original 10-K to Part III of this report, and to add a certification with respect to changes in internal control over financial reporting to the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. Except as described in the preceding sentence, no other changes have been made to the original Form 10-K. This Form 10-K/A does not amend, update or change the financial statements in the original Form 10-K.

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

Recruitment and Training.   We believe that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to a restaurants’ long-term success. We typically recruit restaurant managers with significant experience in the restaurant industry. During a 10-week training program, restaurant managers are taught to promote our team-oriented atmosphere among restaurant employees with emphasis on preparing and serving food in accordance with strict standards and providing friendly, courteous and attentive service. The restaurant staff, through our Team Trainer program, is trained on site by restaurant managers and other staff members. During 2002 and 2003, we reduced restaurant management turnover. In 2004, restaurant management turnover increased as part of an effort to improve the level of quality in our managers. Other than our recent efforts to raise manager quality levels, we striv e to reduce turnover levels.

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

Performance Food Group of Florida, our primary distributor since October 2002, distributes our food products, comprising seafood and other commodities that make up our menu ingredients, to our restaurants. Performance Food Group purchases and takes delivery of the products that we recommend for purchase according to our specifications and subject to our inspections. Based on purchase orders initiated by our restaurants, Performance Food Group then sells the food products to us on a cost plus basis, and distributes the food products directly to the restaurants. From time-to-time, at our direction to facilitate a forward purchase opportunity, Performance Food Group acquires inventory in excess of normal recurring restaurant delivery and re-supply, which approximates 30 days supply. We pay interest on inventory holdings above 30-day supply levels, at an interest rate of 7.8% per annum. In addition, Performance Food Group procure s, on our behalf, many operating supplies, other than food products, used by our restaurants and distributes and sells these products to the individual restaurants at agreed upon price mark-ups.

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

Three of the managed restaurants are managed and operated by us pursuant to management and license agreements, originally entered into in July 1993. Pursuant to these agreements, we provide management services and license proprietary information required to operate these restaurants for a percentage of that restaurant’s sales. The agreement, as amended in October 2001, provides for a 4% management fee until such time as sales return near to 1999 levels, and then returning to a 6% fee. Of the total management fee received, 2% of sales is placed in escrow and disbursed to a third party to satisfy each managed restaurants’ requirement to make third party royalty payments. The management agreements grant us authority to determine the programs and policies affecting the day-to-day operations of each of these managed restaurants. Although the management agreements differ slightly, they generally have a remaining term of 19 years and pro vide that the third-party owners are responsible for funding all the restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, and working capital.

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

We have significant capital requirements and need additional financing within the first portion of fiscal year 2005.   Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants as well as the operating performance of many of our restaurants. As of January 2, 2005, our company had a working capital deficiency of $4,639,000 and a cash balance of $2,350,000. In 2004, we incurred a net loss of $1,344,000 and we invested in property and equipment of $1,292,000. In 2003, we incurred a net loss of $1,034,000 and we invested $755,000 in property and equipment. In addition, we have only recently experienced some success in reversing the long-term trends in declining sales and customer traffic. There are no assurances that these recent reversals will continue and that the implementation of our strategies w ill result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

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

We may be unable to repay certain of our debts when they mature. As noted, convertible debentures totaling $2,375,000 mature in April 2005. In addition, in August 2004, we extended the maturity dates on notes totaling $2,000,000 from January 31, 2005 to January 31, 2007, at which time payment will be due in full, along with deferred interest through the due date of $535,000. The $2,000,000 principal amount notes are held by entities owned by or associated with various of our directors and largest shareholders. In March 2005, warrants to purchase 1,000,000 shares of common stock, which were issued on August 4, 2004 pursuant to the extension of the $2,000,000 related-party financing, were exercised at $0.50 per share by certain of our investors. The proceeds of $500,000 were used to pay down the principal amount of the notes to these investors. Additionally, in March 2005, the $1,000,000 n ote held by Frederick R. Adler was modified to allow Shells to defer entirely the monthly interest payment on $500,000 of principal amount of the note until the maturity date of January 31, 2007, resulting in the deferral of $72,000 of cash payments until the maturity date. We anticipate that prior to maturity, funds will be available to pay off the remainder of this debt or alternative outside financing will be available to replace these obligations. There are no assurances that adequate financing options will be available to our company when necessary.

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

As of February 7, 2005, there were 13,628,417 shares of common stock outstanding, and warrants, options or other convertible securities outstanding to purchase an additional 5,291,125 shares of common stock at an average exercise price of $0.58 per share. By written consent, our board of directors and the holders of a majority of our outstanding shares of common stock have authorized an amendment to our certificate of incorporation that will increase the total number of authorized shares of our common stock from 20,000,000 shares to 40,000,000 shares. We are contemplating pursuing a significant round of additional equity financing which is expected to be used, among other things, for additional remodels and potential new locations or relocations for existing restaurants. We anticipate using the additional authorized shares of common stock, among other things, to finance the repayment of the debentures to the extent they are not converted in to common stock and in other future capital raising transactions.

Control by Management and Certain Individuals.   Frederick R. Adler, and Bruce Galloway, both significant shareholders, together with members of our board of directors and executive management team, are beneficial owners of record, in the aggregate, of approximately 58% of our outstanding common stock as of February 7, 2005. In addition, as part of our $2,000,000 financing transaction in January 2002, we entered into an Investor Rights Agreement with the investor groups and certain other stockholders. Pursuant to the Investor Rights Agreement, our board of directors is to consist of seven members and the investor groups are entitled to nominate six individuals to serve on our board. These rights are presently held by three unrelated investor groups consisting of Frederick R. Adler (3 nominees), Trinad Capital, LP and Galloway Capital Management, LLC (collectively, 3 nominees). The investor groups, among o thers, have agreed to vote their respective shares of our common stock for the election to our board of the slated nominees. As a result, these persons, acting together, currently are able to control the business and affairs of our company, including the election of our directors and decisions regarding any proposed dissolution, merger or sale of our assets.

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

Some species of seafood have become subject to adverse publicity because of claims of contamination by lead, mercury or other chemicals that may exist in the ocean or in an aquaculture environment. This can adversely affect both market demand and supply for these food products. Customer demand may also be negatively impacted by reports of medical or other risks resulting from eating seafood. We maintain a continuous inspection program for our seafood purchases. However, we cannot assure you that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to us specifically, will not have a material adverse effect on us. Our failure to obtain adequate supplies of seafood or problems or difficulties resulting from the contamination of seafood, in general, or at any of our restaurants in particular, will have a material adverse effect on our operations and profitability .

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

Provisions with Potential Anti-Takeover Effect.   Our certificate of incorporation provides that we may issue up to 2,000,000 shares of preferred stock from time-to-time in one or more series. The board of directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock. The board is authorized to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by our stockholders. The board may authorize and issue preferred stock with voting, dividend, liquidation, conversion or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In addition, the potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control, may d iscourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of the common stock.

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

Equity compensation plans not approved by security holders consist of (i) warrants to purchase 5,158,030 shares of common stock, issued on January 31, 2002, in connection with a $2,000,000 private financing transaction; warrants were exercised at $0.16 per share on January 31, 2005, the expiration date, resulting in the issuance of 4,712,630 shares of common stock, which provided proceeds of $754,000 to us; warrants to purchase 445,400 shares of common stock were also exercised by a “cashless exercise” on January 31, 2005 resulting in the issuance of 350,381 shares of common stock; (ii) warrants to purchase 2,000,000 shares of common stock, issued on August 4, 2004, in connection with the extension of the maturity date of the $2,000,000 private financing transaction to January 31, 2007; warrants to purchase 1,000,000 shares were exercised in March 2005 at the exercise price of $0.50 per share by certain o f our investors, the proceeds of which were used to pay down the principal amount of the notes to these investors; and (iii) warrants to purchase 1,971,250 shares of common stock, exercisable through December 7, 2010, issued on December 7, 2004 in connection with the $2,375,000 debenture offering; the exercise price will be determined at a future date upon the completion of an anticipated financing transaction, however, the exercise price will not be less than $0.45 nor greater than $0.80 per share.

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

Results of Operations

Fiscal Year 2004 versus Fiscal Year 2003

Total revenues for the 53-week fiscal year 2004 were $41,564,000 as compared to $44,046,000 for the 52-week fiscal year 2003. The $2,482,000 or 5.6% decrease in revenues was primarily due to a reduction in the number of restaurants open for operation in 2004. We operated 25 restaurants as of the end of 2004 compared to 28 restaurants at the end of 2003. However, revenues in 2004 contained an additional operating week compared to 2003, as our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31st. Our revenues consisted of restaurant sales of our company-owned restaurants and management and licensing fees on sales at the managed restaurants. Our food sales and liquor sales accounted for 88% and 12% of revenues, respectively, for 2004 compared to 89% and 11%, respectively, for 2003. Liquor sales, relative to food sales, increased year-to-year as a result of a new beverage program initiated in the first quarter of 20 04. Same store sales in 2004 decreased 1.6% when compared to 2003. The decline in same store sales was the result of a 10.5% decline in customer traffic, offset in part by a 10.0% increase in average customer check. In 2004, we incurred estimated sales losses of $930,000 due to hurricane-related business interruption. Adjusting for estimated hurricane-related sales losses, same store sales would have increased by 0.2% above the prior year. Comparisons of same store sales include only stores, which were operating during the equivalent calendar periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

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

On August 4, 2004, the $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. Warrants to purchase 1,000,000 shares of common stock were exercised in March 2005 by certain of our investors, and the proceeds of $500,000 were used to pay down the principal amount of the notes to these investors. Additionally, in March 2005, the $1,000,000 note held by Frederick R. Adler was modified to allow Shells to defer entirely the monthly interest payment on $500,000 of principal amount of the note until the maturity date of January 31, 2007, resul ting in the deferral of $72,000 of cash payments until the maturity date.

On December 7, 2004, we sold $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the sale. The debentures bear interest at 12%, and mature on the earlier of: (i) April 5, 2005, (ii) the closing of an additional round of financing of no less than $1,500,000, or (iii) upon the occurrence of an event of default. In the event that we, on or prior to the maturity date, consummate the sale of shares of capital stock (other than a sale of capital stock to our officers, directors, employees or consultants in connection with their provision of services to us) resulting in net proceeds to us of at least $250,000, then the outstanding principal amount of the debentures and all accrued and unpaid interest, at the sole option of the holder of the debenture, will convert in whole or in part, into shares of the common stock sold in such future financing. The warrants are exercisable until December 7, 2007. The warrants have an exercise price equal to 80% of the price per share or unit in our contemplated next round of equity financing resulting in net proceeds to us of at least $250,000, provided that the exercise price cannot exceed $0.80 per share or be less than $0.45 per share. In the event that such financing is not completed on or before September 4, 2005, the warrants will automatically be assigned an exercise price equal to 65% of the closing price of our common stock on September 4, 2005, but in no event greater than $0.80 or less than $0.45 per share. The exercise price of the warrants and the number of underlying shares of common stock is subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the in vestors.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
REVENUES	$41,564,138	$44,046,055	$47,227,747
COST AND EXPENSES:
Cost of sales	14,050,690	14,466,578	15,777,572
Labor and other related expenses	12,935,204	13,845,271	14,585,378
Other restaurant operating expenses	10,123,584	11,117,396	10,773,494
General and administrative expenses	3,248,657	3,387,470	3,564,828
Depreciation and amortization	1,057,841	1,076,511	1,102,221
Provision for impairment of assets	105,000	360,000	110,000
Provision for impairment of goodwill	—	—	206,196
	41,520,976	44,253,226	46,119,689
INCOME (LOSS) FROM OPERATIONS	43,162	(207,171)	1,108,058
INTEREST EXPENSE, net	(1,153,340)	(462,246)	(533,870)
OTHER INCOME (EXPENSE), net	32,641	(100,352)	(2,743)
(LOSS) INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	(1,077,537)	(769,769)	571,445
ELIMINATION OF MINORITY PARTNER INTEREST	(265,953)	(263,964)	(221,319)
(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAXES	(1,343,490)	(1,033,733)	350,126
BENEFIT FOR INCOME TAXES	—	—	326,715
NET (LOSS) INCOME	$(1,343,490)	$(1,033,733)	$676,841
NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Basic	$(0.26)	$(0.23)	$0.15
Diluted	$(0.26)	$(0.23)	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic	5,261,981	4,577,470	4,454,015
Diluted	5,261,981	4,577,470	10,259,188

See notes to consolidated financial statements and independent auditors' report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 30, 2001	66,862	$669	4,454,015	$44,540		$14,240,576	$(12,810,626)	$1,475,159
Net income					< /TD>		676,841	676,841
Balance at December 29, 2002	66,862	669	4,454,015	44,540		14,240,576	(12,133,785)	2,152,000
Net loss							(1,033,733)	(1,033,733)
Conversion of preferred to common	(3,314)	(34)	16,570	166		(132)		—
Issuance of common stock			160,790	1,608		62,707		64,315
Balance at December 28, 2003	63,548	635	4,631,375	46,314		14,303,151	(13,167,518)	1,182,582
Net loss							(1,343,490)	(1,343,490)
Conversion of preferred to common	(28,273)	(282)	141,365	1,413		(1,131)		—
Issuance of common stock			3,792,666	37,927		624,607		662,534
Balance at January 2, 2005	35,275	$353	8,565,406	$85,654		$14,926,627	$(14,511,008)	$501,626

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

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement No. 64 amended Statement No. 4, and is no longer necessary because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary. Statement No.145 al so amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement No. 145 also makes technical corrections to existing pronouncements. The adoption of Statement No. 145 did not have a material affect our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement addresses costs that are a result of exiting an activity, such as termination benefits, costs to terminate a contract that is not a capital lease, and costs to consolidate facilities or relocate employees. Under the Statement, a company may recognize costs related to a restructuring only when the liability is incurred. Under previous accounting principles generally accepted in the United States of America, a liability for such costs was recognized on the date when a company committed to an exit plan. The provisions of this statement are effective for exits and disposal activities that are initiated after December 31, 2002. Based on our actual results for 2004 and our business plan for 2005, the adoption of Statement No. 146 did not have a material affect on our consolidat ed financial statements during 2004 and is not expected to have a material affect on our consolidated financial statements in 2005.

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

In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets” which amended APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The amendments made by FASB Statement No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for non-monetary asset exchanges occurring in fisca l periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement are to be applied prospectively. Adoption of FASB Statement No. 153 is not expected to materially impact our consolidated financial statements.

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

NOTE 9.  MINORITY PARTNER INTEREST

Shells has a 51% equity interest in a joint venture partnership that owns and operates the Shells restaurant located in Melbourne, Florida. Shells entered into the joint venture partnership in March 1994 with WLH Investments, Inc., a corporation owned by the wife of our then President, who was a Director of Shells until February 2002. We have a 51% equity interest and WLH Investments has the remaining 49%. As a condition of the joint venture partnership, WLH Investments contributed $400,000 in capital on March 1, 1994. The profits, as defined in the joint venture agreement, of the joint venture partnership are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments, (ii) 100% of the next $60,000 is allocated to Shells, if available, and (iii) any excess over the $120,000 is allocated 51% to Shells and 49% to WLH Investments. All losses are allocated in accordance with the owners hip percentages.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of January 2, 2005, we have net operating loss carryforwards for federal income tax purposes of approximately $8,500,000 which expire between 2006 and 2023. We also have approximately $2,800,000 of general business credits to carry forward, which expire by 2023. We had an ownership change in 2002 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income to approximately $75,000 per year. Any portion of the $75,000 amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation on carryforward of net operating losses and credits. Approximately $5,900,000 of our net operating loss carryforwards and approximately $2,000,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $4,50 0,000 in net operating loss carryforwards and $2,000,000 in credits will expire without benefit to us.

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

Furthermore, as part of this financing, we entered into an Investor Rights Agreement, with the two investor groups and certain other stockholders. Pursuant to this agreement, the composition of our board of directors is fixed at seven members and each of Banyon and Shells Investment Partners (now Trinad Capital and GCM Shells Seafood Partners) are entitled to nominate three individuals to serve on our board. This right will terminate with respect to each of Banyon and Shells Investment Partners (now Trinad Capital and GCM Shells Seafood Partners) on the earlier of the date that such entity, or any legal successors thereto, ceases to own at least 13% of our issued and outstanding stock on a fully diluted basis, or the date that all amounts due and payable under such entity’s $1,000,000 promissory note have been paid in full. Additionally, each of these investor groups and Frederick R. Adler and Philip R. Chapma n, among others, have agreed to vote their shares, to cause these slated nominees to be elected to our board of directors.

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

On September 11, 1995, our board of directors approved two employee stock option plans. The options generally vest over three years, one third annually on the anniversary date of the grant and, under both plans, have a maximum term of 10 years. The 1995 Employee Stock Option Plan, as amended, provides for the issuance of options to purchase up to a total of 840,000 shares. The 1996 Employee Stock Option Plan provides for the issuance of options to purchase a total of 101,000 shares. As of January 2, 2005, options to purchase an aggregate of 205,742 shares were outstanding under the plans of which all were exercisable. There were 11,001 shares purchased through the exercise of these options through 2004. The exercise prices of the outstanding options range from $0.45 to $5.75. The weighted average remaining contractual life for the options outstanding at January 2, 2005 for both plans is approximate ly five years.

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

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and pro cedures. As required by SEC Rule 13a-15(b), we have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to Shells is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Structure

The Board of Directors of Shells is comprised of seven members. Directors are elected for a term of one year which expires at the next annual meeting of stockholders or at such other time as his or her successor is duly elected and qualified.

As part of our financing transaction in January 2002 (described in Item 7 "Management's Discussion and Analysis of Financial Condition Results of Operation - Liquidity and Capital Resources"), we entered into an Investor Rights Agreement with SIP, Banyon and certain other stockholders. SIP's rights under the Investor Rights Agreement were transferred to GCM and Trinad in connection with the purchase by GCM Shells Seafood Partners, LLC, a Delaware limited liability company ("GCM") and Trinad Capital, L.P., a Delaware limited partnership ("Trinad") of the $1,000,000 promissory note on June 23, 2004. The Investor Rights Agreement, among other things, fixed the composition of our board of directors at seven members, subject to certain requirements, and provided each of SIP and Banyon with the right to nominate three individuals to serve on the board. Banyon, SIP (now GCM and Trinad) and certain other stockholders that are parties to the Investor Rights Agreement agreed to vote their respective shares for the election as directors of the other's nominees. As part of the transfer by SIP of the $1,000,000 promissory note to GCM and Trinad in June 2004, we accepted the resignation of J. Stephen Gardner, John N. Giordano and Thomas R. Newkirk (who were SIP's designees) as members of our board of directors and elected Robert S. Ellin, Jay A. Wolf and Gary Herman (the board nominees of GCM and Trinad) to our board to fill these three vacancies. In accordance with the terms of the Investors Rights Agreement, the right to nominate individuals for election to our Board terminated upon the repayment in full of the $2,000,000 promissory notes.

In April 2005, the Nominating Committee, consisting of Messrs. Herman and Illick and Dr. Golding was formed. The Nominating Committee nominated Philip R. Chapman, Leslie J. Christon, Robert S. Ellin, Michael R. Golding, Gary Herman, Christopher D. Illick and Jay A. Wolf to stand for re-election as members of our Board of Directors at the 2005 Annual Meeting of Stockholders.

Directors

The members of our Board of Directors (each of whom has been nominated for re-election at the 2005 Annual Meeting of Stockholders), their ages, the year in which each first became a director and their principal occupations or employment during the past five years are summarized below:

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years
Philip R. Chapman	44	1997
Mr. Chapman has served on our Board of Directors since May 1977 and as Chairman since April 2002. Since 1993, Mr. Chapman has been President of Adler & Company, a corporation which provides administrative services for financial and venture capital investing, including certain entities controlled by Frederick R. Adler, a greater than 10% stockholder. Mr. Chapman is a director of Regeneration Technologies, Inc., a company which produces allografts for surgical use, and various private companies. He is also a General Partner in Euro-America II, L.P., a private venture capital fund, and a managing partner of Alpha Beta Capital Management, a private hedge fund. Mr. Chapman is the son-in-law of Fredrick R. Adler.

Leslie J. Christon	50	2004
Mrs. Christon has served as the President and Chief Executive Officer of Shells since joining our company in July 2003. From 2002 to 2003, Mrs. Christon was self-employed as a management consultant in the restaurant industry. From 2000 to 2002, Mrs. Christon was employed by Sutton Place Gourmet, Inc. as its President and Chief Operating Officer. From 1996 to 2000, Mrs. Christon was employed by Brinker International, On the Border Restaurants, as its President.

Robert S. Ellin	40	2004
Mr. Ellin has served on our Board of Directors since June 2004. In 2003, Mr. Ellin founded Trinad Capital, LP and has served as a managing member of Trinad Advisors GP, LLC which is the general partner of Trinad Capital, LP, since inception. In 1990, Mr. Ellin founded and served as President of Atlantis Equities Inc., a private investment company. From 1996 to 1998, he served as President of S&S Industries, Inc. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was the Manager of Retail Operations at Lombard Securities.

Michael R. Golding	71	2002
Dr. Golding has been a professor of surgery at the State University of New York Health Science Center in Brooklyn, New York since 1963, where he is currently an Emeritus Clinical Professor of Surgery. From 1977 to 1989, Dr. Golding served as Director of Surgery at Lutheran Medical Center in Brooklyn, New York. From 1984 to 1989, Dr. Golding was President of the Tri-Boro Association of Directors of Surgery. Dr. Golding is a Fellow of the American College of Surgeons, a Fellow of the American College of Chest Physicians, and a Fellow of the American College of Angiology. Dr. Golding is a Member of the Board of Directors of the United Hospital Fund. Dr. Golding also serves on the boards of numerous professional entities and private companies.

Gary Herman	40	2004
Mr. Herman has been the Chairman and Secretary of Digital Creative Development Corporation, an investment holding company, since 2001. He has been a member of the Board of Directors of DataMetrics Corporation, a military defense company, since 2000. In addition, Mr. Herman has been a member of Galloway Capital Management, LLC, an affiliate of a greater than 10% stockholder, since 2002. Mr. Herman has also been a member of the Board of Directors of NYC Industrial Development Agency since 1997.

Christopher D. Illick	66	1998
Mr. Illick has been the President of iQ Venture Partners, Inc., an investment bank, since 2001 and a General Partner of Illick Brothers, a real estate and management concern, since 1965. From 1997 to 2001, Mr. Illick was a senior officer of the investment bank of Brean Murray & Co., Inc. Mr. Illick is a Member of the Board of Directors of Analytical Surveys, Inc.

Jay A. Wolf	32	2004
Mr. Wolf has served on our Board of Directors since June 2004 and as Audit Committee Chairman since 2004. Since February 2004, Mr. Wolf has served as a Managing Director of Trinad Capital, LP. From 1999 to 2003, Mr. Wolf served as Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company's acquisition program. From 1996 to 1999, Mr. Wolf was employed by Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and, subsequently by Trillium Growth Capital, the firm's venture capital Fund. Mr. Wolf currently sits on the board of Amalgamated Technologies Inc.

During fiscal year 2004, our Board of Directors held 17 meetings, acted by unanimous written consent 3 times and acted by committee action 6 times. During fiscal 2004, each director currently nominated for re-election to the Board at the 2005 Annual Meeting attended at least 75% of the aggregate number of meetings of the Board of Directors and all committees of the Board on which he or she served, during the time period in which he or she served.

We have a general policy of expecting our directors to attend our annual meetings of stockholders. All of our directors were in attendance at last year's annual meeting of stockholders.

Board Committees

The Board of Directors has standing Executive, Audit, and Stock Option and Compensation Committees and, since April 2005, a Nominating Committee.

The Executive Committee possesses all the powers and authority of the Board in the management of the business and affairs of our company, except for certain powers which are specifically reserved by Delaware law to the entire Board or the stockholders. Messrs. Chapman and Herman are the current members of the Executive Committee. The Executive Committee did not meet in fiscal 2004.

The Audit Committee's responsibilities, which include reviewing our internal accounting procedures and consulting with and reviewing the services provided by the independent auditors, are described in the Audit Committee Charter. Messrs. Illick and Wolf and Dr. Golding are the current members of the Audit Committee. Mr. Illick and Dr. Golding are independent directors as that term is defined by Rule 4200(a)(15) of the Nasdaq Listing Standards. Mr. Wolf may not be an independent director pursuant to that definition. Messrs. Illick and Wolf are audit committee financial experts, as that term is defined in Item 401(h)(2) of Regulation S-K. The Audit Committee met 4 times in fiscal 2004.

The Stock Option and Compensation Committee is charged with reviewing compensation policies and practices, recommending compensation for executives and key employees and administering our stock option plans. The Stock Option and Compensation Committee Report appears under Item 11 of this annual report and is titled "Executive Compensation - Stock Option and Compensation Committee Report to Stockholders Regarding Executive Compensation." Messrs. Chapman and Ellin are the current members of the Stock Option and Compensation Committee. During fiscal 2004, the Stock Option and Compensation Committee met 2 times.

In April 2005, the Board of Directors established a Nominating Committee to assist the Board in its selection of individuals (i) as nominees for election to the Board of Directors and (ii) to fill any vacancies or newly created directorships on the Board. The members of the Nominating Committee are Messrs. Herman and Illick and Dr. Golding.

It is the policy of the Nominating Committee to consider candidates for Board membership suggested by Nominating Committee members and other Board members, management, our stockholders, third-party search firms and any other appropriate sources. As a stockholder, you may recommend any person for consideration as a nominee for director by writing to the Nominating Committee of the Board of Directors, 16313 N. Dale Mabry Highway, Suite 100, Tampa, Florida 33618. Recommendations must be received by January 18, 2006 to be considered for the 2006 Annual Meeting of Stockholders. Recommendations must include the name and address of the stockholder making the recommendation, a representation setting forth the number of shares of Common Stock beneficially owned by the recommending stockholder, a statement that the recommended nominee has expressed his or her intent to serve on the Board if elected, biographical information about the recommended nominee, any other information the stockholder believes would be helpful to the Nominating Committee in evaluating the recommended nominee and a description of all arrangements or understandings between the recommending stockholder and each nominee and any other person concerning the nomination.

In evaluating candidates, the Nominating Committee will consider the following criteria: personal integrity, sound business judgment, business and professional skills and experience, independence, potential conflicts of interest, the extent to which a candidate would fill a present need, and concern for the long term interests of stockholders. In any particular situation, the Nominating Committee may focus on persons possessing a particular background, experience or qualifications which the Committee believes would be important to enhance the effectiveness of the Board. The evaluation process for stockholder recommendations is the same as for candidates recommended from any other source.

AUDIT COMMITTEE REPORT

This report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Shells specifically incorporates the information by reference, and shall not otherwise be deemed filed under such Acts.

Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control. On behalf of the Board, the Audit Committee, among other things, reviews and monitors the financial reporting process, the systems of internal control, the audit process, the independence and performance of the independent accountants and the process for monitoring compliance with laws and regulations. The members of the Audit Committee are Dr. Michael R. Golding and Messrs. Christopher Illick and Jay A. Wolf.

The Audit Committee reviewed our financial statements with management and the Board of Directors and discussed with Kirkland Russ Murphy & Tapp P.A., or Kirkland Russ, our independent auditors for fiscal 2004, the matters required to be discussed by Statement of Auditing Standard No. 61. The Audit Committee received from Kirkland Russ the written disclosures and the letter required by Independence Standards Board Standard No. 1 and discussed with Kirkland Russ its independence. The Audit Committee has reviewed the audit fees of Kirkland Russ and any non-audit services and fees, to assure compliance with Shells' and the Committee's policies restricting the independent accountants from performing services that might impair their independence.

After reviewing and discussing the financial statements, and in reliance on the matters reviewed and discussed above, and without other independent verification, the Audit Committee recommended that the audited consolidated financial statements of Shells be included in our Annual Report on Form 10-K for our fiscal 2004.

Audit Committee
Jay A. Wolf, Chairman
Christopher D. Illick
Michael R. Golding

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation, as well as other compensation, we paid during the fiscal years indicated to (i) our Chief Executive Officer and (ii) each other executive officer whose total annual salary and bonus exceeded $100,000 for our fiscal year 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus		Other		Awards	Options
Leslie J. Christon, Chief Executive Officer and President (1)	2004 2003	$ $	285,577 121,635		1,164 -	$ $	8,120 31,403	- -	- 297,374

Warren R. Nelson, Executive Vice President of Finance, Chief Financial Officer, Secretary and Treasurer (2)	2004 2003 2002	$ $ $	162,000 155,769 142,225	$ $	1,164 36,334 -		$530 605 -	- - -	- - 157,984

Guy C. Kathman, Vice President of Operations (3)	2004 2003	$ $	124,615 27,692		$1,164 -		$12,768 -	- -	- 50,000

(1)
Mrs. Christon joined Shells in July 2003. Compensation for 2003 reflects payments made pursuant to her employment agreement for the portion of 2003 during which she was employed by us. The amount of other compensation for 2004 includes: (i) $7,500 paid by Shells for Mrs. Christon's automobile allowance, and (ii) $620 paid by Shells for life insurance premiums. The amount of other compensation for 2003 includes: (i) $1,403 paid by Shells for Mrs. Christon's automobile allowance, and (ii) $30,000 paid by Shells for relocation costs of Mrs. Christon.

(2)
Mr. Nelson's other compensation consists of $530 and $605 for 2004 and 2003, respectively, paid by Shells for life insurance premiums. The fiscal 2003 bonus consisted of $18,167 in cash and $18,167 in Common Stock grants, which after adjusting for payroll tax withholdings, comprised 28,318 shares of unrestricted Common Stock at $0.40 per share, issued and paid pursuant to the 2002 management incentive plan relating to 2002 results.

(3)
Mr. Kathman joined Shells in September 2003. Compensation for 2003 reflects payments made for the portion of 2003 during which he was employed by us. The amount of other compensation for 2004 includes: (i) $12,451 paid by Shells for relocation costs of Mr. Kathman, and (ii) $317 paid by Shells for life insurance premiums.

AGGREGATED OPTION EXERCISES IN LAST FISCAL
YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information with respect to (i) options exercised during fiscal 2004 by the persons named in the Summary Compensation Table and (ii) unexercised options held by these individuals at January 2, 2005 (our fiscal year end).

	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Option Held at Fiscal Year End		Value of Unexercised, In-the-Money Option at Fiscal Year End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Leslie J. Christon	-	-	148,687	148,687	$29,737	$29,737
Warren R. Nelson	-	-	173,783	63,193	45,316	25,277
Guy C. Kathman	-	-	16,667	33,333	3,000	6,000
_____________
(1)	Based on the closing market price of the Common Stock of $0.82 on Thursday, December 30, 2004, the last day of fiscal 2004 on which our Common Stock was traded.

Employment Agreements

On July 1, 2003, we entered into a two-year employment agreement with Leslie J. Christon, pursuant to which she serves as our President and Chief Executive Officer. The employment agreement provided for an annual base salary of $275,000 during fiscal 2004, along with discretionary bonuses, as determined by the Stock Option and Compensation Committee of the Board. In fiscal 2003, pursuant to her employment agreement, Mrs. Christon was granted an option to purchase 297,374 shares of Common Stock. The option vests annually over two years.  Mrs. Christon's employment agreement automatically renews for consecutive one-year terms unless either she or Shells gives notice to the other of an intention not to renew.

We currently do not have employment agreements with Messrs. Nelson and Kathman. However, Mr. Nelson has a letter agreement with the Board stating that in the event Mr. Nelson's employment is terminated without cause, Mr. Nelson will be entitled to receive severance payments for a period of 12 months following the termination in an amount equal to his then current salary as of such date.

STOCK OPTION AND COMPENSATION COMMITTEE REPORT TO STOCKHOLDERS
REGARDING EXECUTIVE COMPENSATION

The report of the Stock Option and Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent Shells specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Executive Compensation Philosophy

Shells manages and operates full service, mid-priced, casual dining seafood restaurants. One of our central goals is to ensure that our remuneration policy enables us to attract, retain and reward capable employees who can contribute, both short and longer-term, to the success of Shells. Equity participation and a strong alignment to stockholders' interests are key elements of our compensation philosophy.

Our executive compensation program consists of three parts: base salary, bonus and stock options. In awarding salary increases and bonuses, we considered whether the compensation package as a whole adequately compensated each executive for Shells' performance during fiscal 2004 and that executive's contribution to this performance.

Base Salaries of Executive Officers

Base salary represents the fixed component of the executive compensation program. Our practice generally is to maintain base salaries at approximately competitive industry averages. Determinations of base salary levels are established on an annual review of marketplace competitiveness with similar restaurant companies. Periodic increases in base salary relate to individual contributions to Shells' overall performance and relative marketplace competitiveness.

 Bonus

  Bonuses represent the variable component of the executive compensation program that is tied to our performance and individual achievement. To the extent deemed appropriate, our policy is to grant bonuses as a portion of the compensation paid to Shells' management personnel. In determining bonuses, we consider factors such as the performance of Shells during the year and the individual's contribution to that performance. During fiscal 2002, we adopted an executive and management bonus program specifying criteria relating to our financial performance as well as individual contributions to Shells.

Stock Options

We believe that an important goal of the executive compensation program should be to provide executives and key employees who have significant responsibility for the management, growth and future success of Shells with an opportunity to increase their ownership in Shells and the potential for financial gain from increases in our stock price. This approach ensures that the interests of the stockholders, executives and employees will be closely aligned. Therefore, executive officers and other key employees of Shells are granted stock options which give them a right to purchase shares of Common Stock at a specified price in the future. The grant of options is based primarily on an employee's potential contribution to Shells' growth and financial results. In determining the size of option grants, we also consider the number of options owned by such officer, the number and exercise price of options previously granted and currently outstanding, and the aggregate size of the current option grants. Options generally are granted at the prevailing market value of the Common Stock and will only have value if our stock price increases. Generally, grants of options vest over time, and the individual must be employed by Shells for the options to vest.

Compensation of Shells' President

On July 1, 2003, Shells entered into a two-year employment agreement with Leslie J. Christon, pursuant to which she serves as President and Chief Executive Officer. The employment agreement provided for an annual base compensation of $275,000 during fiscal 2004 and supplemental discretionary bonuses, as determined by the Stock Option Committee. In determining Mrs. Christon's compensation, we considered the pay practices of other companies in the restaurant industry as well as her potential contribution to our future performance. A more complete description of Mrs. Christon's employment agreement is set out earlier in the annual report statement under the heading "Executive Compensation - Employment Agreements."

Stock Option and Compensation Committee
Philip R. Chapman, Chairman
Robert Ellin

OUR STOCK PRICE PERFORMANCE

The following Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent Shells specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares cumulative total return of our Common Stock with the cumulative total return of (i) the Russell 2000 Index and (ii) the Nations Restaurant News Stock Index (the "Peer Index"). The graph assumes (a) $100 was invested on January 3, 2000 (the first day of our fiscal 2000) in each of our Common Stock, the stocks comprising the Russell 2000 Index and the stocks comprising the Peer Index, and (b) the reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SHELLS SEAFOOD RESTAURANTS, INC., RUSSELL 2000 INDEX,
AND NATIONS RESTAURANT NEWS STOCK INDEX

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

INFORMATION ABOUT OWNERSHIP OF OUR COMMON STOCK

The following table sets forth certain information as of April 3, 2005 regarding the beneficial ownership of our Common Stock by (i) each person known by us to own beneficially more than 5% of the outstanding Common Stock; (ii) each current director (all of whom are standing for re-election); (iii) each executive officer named in the Summary Compensation Table appearing in Item 11 "Executive Compensation - Summary Compensation Table" in this annual report; and (iv) all of our directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed, and has an address c/o Shells Seafood Restaurants, Inc., 16313 N. Dale Mabry Highway, Suite 100, Tampa, FL 33618. For purposes of this table, beneficial ownership is determined according to the rules of the Securities and Exchange Commission, which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Common stock options and warrants which are presently exercisable or which become exercisable within 60 days of April 3, 2005 are considered beneficially owned shares of Common Stock.

Name and Address of Beneficial Owner	Beneficial Ownership Amount	Percent of Class
Philip R. Chapman 750 Lexington Avenue, 18th Floor New York, NY 10022 (1)	4,526,682	30.8%

Leslie J. Christon (2)	163,687	1.1%

Robert Ellin c/o Trinad Capital, L.P. 2121 Avenue of the Stars, Suite 1650 Los Angeles, CA 90067 (3)	2,878,215	19.7%

Michael R. Golding 439 Newman Springs Road Lincroft, NJ 07738 (4)	16,667	*

Gary Herman Galloway Capital Management, LLC 1325 Avenue of Americas, 26th floor New York, NY 10019 (5)	492,607	3.4%

Christopher D. Illick 154 Mercer Street Princeton, NJ 08540 (6)	40,667	*

Jay Wolf c/o Trinad Capital, L.P. 2121 Avenue of the Stars, Suite 1650 Los Angeles, CA 90067 (7)	6,667	*

Guy C. Kathman (8)	16,667	*

Warren R. Nelson (9)	241,684	1.6%

Catherine R. Adler 1520 South Ocean Blvd. Palm Beach, FL 33480 (10)	4,454,015	30.4%

Frederick R. Adler 1520 South Ocean Blvd. Palm Beach, FL 33480 (11)	2,204,426	14.1%

Bruce Galloway Galloway Capital Management LLC 1325 Avenue of Americas, 26th floor New York, NY 10019 (12)	2,294,566	15.7%

Banyon Investment, LLC 750 Lexington Avenue, 18th Floor New York, NY 10022	4,454,015	30.4%

Galloway Capital Management, LLC 1325 Avenue of Americans, 26th floor New York, NY 10019	387,502	2.7%

Trinad Advisors GP, LLC 153 East 53rd Street, 48th floor New York, NY 10022 (13)	2,871,548	19.6%

Trinad Capital, L.P. 153 East 53rd Street, 48th floor New York, NY 10022	2,871,548	19.6%

All directors and executive officers as a group (9 persons)(14)	8,383,541	55.5%
_____________
*	less than 1%

(1)
Includes (i) 4,454,015 shares of Common Stock owned by Banyon Investment, LLC, and (ii) 42,667 shares of Common Stock which may be acquired through the exercise of options held by Mr. Chapman. Does not include options to purchase 13,333 shares of Common Stock which are not exercisable within 60 days of April 3, 2005. Mr. Chapman and Catherine R. Adler are co-managing members of Banyon Investment, LLC and share voting and investment powers.

(2)
Includes 148,687 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase 148,687 shares of Common Stock which are not exercisable within 60 days of April 3, 2005.

(3)
Consists of: (i) 2,871,548 shares of Common Stock owned by Trinad Capital, LP, and (ii) 6,667 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase 13,333 shares of Common Stock which are not exercisable within 60 days of April 3, 2005. Mr. Ellin is a managing member of Trinad Advisors GP, LLC which is the general partner of Trinad Capital, LP.

(4)
Consists of 16,667 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase 13,333 shares of Common Stock which are not exercisable within 60 days of April 3, 2005.

(5)
Includes: (i) 387,502 shares of Common Stock owned by Galloway Capital Management, LLC; (ii) 6,667 shares of Common Stock which may be acquired through the exercise of options; and (iii) 4,688 shares of Common Stock owned by a trust for the benefit of Mr. Herman's children. Does not include options to purchase 13,333 shares of Common Stock which are not exercisable within 60 days of April 3, 2005. Mr. Herman is a managing member of Galloway Capital Management, LLC and GCM Shells Seafood Partners, LLC, and the trustee of the aforementioned trust.

(6)
Consists of 40,667 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase 13,333 shares of Common Stock which are not exercisable within 60 days of April 3, 2005.

(7)
Consists of 6,667 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase 13,333 shares of Common Stock which are not exercisable within 60 days of April 3, 2005.

(8)
Consists of 16,667 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase 158,333 shares of Common Stock which are not exercisable within 60 days of April 3, 2005.

(9)
Includes 176,416 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase 185,560 shares of Common Stock which are not exercisable within 60 days of April 3, 2005.

(10)
Consists of 4,454,015 shares of Common Stock owned by Banyon Investment, LLC. Mrs. Adler and Mr. Chapman are co-managing members of Banyon Investment, LLC and share voting and investment powers. Does not include any shares held by Mr. Adler.

(11)
Includes a warrant to purchase 1,000,000 shares of Common Stock and 10,100 shares of Common Stock held by 1520 Partners LP. Mr. Adler is the General Partner of 1520 Partners LP. Does not include 4,454,015 shares of Common Stock owned by Banyon Investment, LLC. Mr. Adler's wife is a co-managing member of Banyon Investment, LLC.

(12)
Includes: (i) 387,502 shares of Common Stock owned by Galloway Capital Management, LLC; (ii) 1,749,964 shares of Common Stock owned by the Bruce Galloway, IRA R/O; (iii) 93,100 shares of Common Stock owned by Jacombs Trading, Inc.; and (iv) 64,000 shares of Common Stock owned by trusts for the benefit of Mr. Galloway's children. Mr. Galloway is a managing member of Galloway Capital Management, LLC and GCM Shells Seafood Partners, LLC, the beneficiary and manager of the Bruce Galloway, IRA R/O, a majority shareholder of Jacombs Trading, Inc., and trustee of the aforementioned trust.

(13)	Consists of 2,871,548 shares of Common Stock owned by Trinad Capital, LP. Trinad Advisors GP, LLC is the general partner of Trinad Capital, LP.

(14)
Includes 461,770 shares of Common Stock which may be acquired through the exercise of options. Does not include options to purchase an aggregate of 1,022,580 shares of Common Stock which are not exercisable within 60 days of April 3, 2005.

Certain information in the table and its footnotes is derived from filings made with the Securities and Exchange Commission or supplemental information received from various of the entities named in this table.

The 2002 Financing Transaction

In January 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase Common Stock. The two investors in the financing transaction were Shells Investment Partners, L.L.C. ("SIP") and Banyon Investment, LLC ("Banyon"). SIP is an entity comprised of Messrs. J. Stephen Gardner, John N. Giordano and Thomas R. Newkirk, each of whom served as a member of our board of directors until his resignation in June 2004. At the time of the transactions, none of Messrs. Gardner, Giordano or Newkirk were affiliated with us. Banyon is an entity associated with Philip R. Chapman, Chairman of our Board of Directors, and certain family members of Frederick R. Adler, who was at the time a greater than 10% stockholder. The proceeds of the financing transaction were used for working capital requirements.

In the financing, we issued to each of SIP and Banyon (i) a $1,000,000 secured promissory note initially due January 31, 2005 (subsequently extended to January 31, 2007) which bears interest at 15% per annum, of which initially 8% was payable monthly in arrears and 7% was deferred and payable when the principal was payable in full (subsequently amended to provide for the deferral of the entire 15% per annum interest until maturity) and (ii) a warrant to purchase 4,454,015 shares of Common Stock at an exercise price of $0.16 per share. The warrants automatically converted into shares of Common Stock on January 31, 2005 (unless the warrants were exercised prior to that date) pursuant to a mandatory cashless exercise provision in the warrant agreements.

Change of Control

On June 23, 2004, SIP sold to GCM Shells Seafood Partners, LLC, a Delaware limited liability company ("GCM"), and Trinad Capital, L.P., a Delaware limited partnership ("Trinad"), the $1,000,000 promissory note issued by us to SIP on January 31, 2002 as part of our $2,000,000 private financing transaction. GCM and Trinad purchased the note with working capital in the amount of $400,000 and $600,000, respectively.

As part of the June 23, 2004 sale of the $1,000,000 promissory note by SIP to GCM and Trinad, warrants to purchase an aggregate of 4,008,615 shares of our Common Stock were transferred to Galloway Capital Management, LLC (668,103 shares), GCM (1,068,964 shares), Trinad (1,603,445 shares) and Atlantis Equities, Inc. (668,103 shares)(collectively, the "GCM Entities"). Galloway Capital Management, LLC and Atlantis Equities, Inc. are affiliates of GCM. The remaining warrants to purchase 445,400 shares of our Common Stock were retained by SIP. Banyon exercised its warrant to purchase 4,454,015 shares of Common Stock, and the GCM Entities exercised their warrants to purchase an aggregate of 4,008,615 shares of Common Stock, all by the payment in cash of the exercise price. The warrants retained by SIP were automatically exercised pursuant to the mandatory cashless exercise provision, whereby an aggregate of 350,381 shares of Common Stock were issued to the individual members of SIP.

In August 2004, we agreed with the holders of the $2,000,000 of promissory notes to an extension of the term of the notes from their original expiration date of January 31, 2005 to January 31, 2007. In connection with this extension, we issued warrants to purchase 400,000, 600,000 and 1,000,000 shares of Common Stock, respectively, to GCM, Trinad and Frederick R. Adler, at the time a greater than 10% stockholder, who is not affiliated with GCM or Trinad.

In March 2005, GCM and Trinad exercised these warrants in full. We used a portion of the proceeds from this exercise to repay an aggregate of $500,000 principal amount of promissory notes held by GCM and Trinad. At the same time, the $1,000,000 note held by Frederick R. Adler was modified to allow Shells to defer entirely the monthly interest payment on $500,000 of principal amount of the note until the maturity date of January 31, 2007, resulting in the deferral of $72,000 of cash payments until the maturity date.

In May 2005, we anticipate completing an offering of our securities (Common Stock and warrants to purchase Common Stock), which would provide us with net proceeds of approximately $10,000,000. We contemplate using a portion of these proceeds to repay in full the remaining $1,500,000 principal amount of the promissory notes from the 2002 financing and all accrued but unpaid interest on these notes.

For information regarding the approximate number of shares and percentage of Common Stock beneficially owned by Frederick R. Adler, GCM, Trinad and other persons and entities affiliated with them, we refer you to the information set forth in the beneficial ownership table in this Item 12 under the heading "Information About Ownership of Our Common Stock". Certain information contained in this annual report regarding these beneficial owners has been obtained from the filings made by such entities with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth below briefly describes certain transactions between our Company and certain parties who or which may be deemed to be affiliated with us.

On March 1, 1994, our wholly-owned subsidiary, Shells of Melbourne, Inc. entered into a joint venture agreement with WLH Investments, Inc., a corporation wholly-owned by Wanda L. Hattaway, wife of William E. Hattaway, our then president. The joint venture owns and operates the Shells restaurant located in Melbourne, Florida. The Joint Venture Agreement provides that WLH Investments receives a cumulative annual preferred return of 15% on the $400,000 of capital contributed to the joint venture by WLH Investments. Shells of Melbourne will then be allocated an equal amount to this preferred return. The remaining net income of the joint venture will be allocated 51% to Shells of Melbourne and 49% to WLH Investments. Based upon these allocations, we paid $60,000 to WLH Investments for its fiscal 2004 preferred return, and $268,737 in net income allocations to WLH Investments during 2004. Capital contributions in 2004 by WLH Investments were $104,393. Distributions in 2004 exceeded life-to-date income allocations resulting in a net capital increase in 2004 of $62,775.

In January 2002, we raised $2,000,000 in the financing transaction described more fully in Item 12 "Security Ownership of Certain Beneficial Owners and Management - Information about Ownership of Our Common Stock - The 2002 Financing Transaction." Both of the investment entities which participated in the financing transaction, SIP and Banyon, had members who were nominated for election to the Board of Directors. On June 23, 2004, SIP sold to GCM and Trinad the $1,000,000 promissory note issued to SIP, and GCM and Trinad acquired the rights to nominate individuals to serve as Board members under the Investor Rights Agreement. Robert S. Ellin, Jay A. Wolf and Gary Herman, the individuals nominated by GCM and Trinad to serve as Board members, are members of GCM and Trinad. Philip R. Chapman, our Chairman of the Board, and Catherine Adler, the spouse of Frederick R. Adler, one of our principal stockholders, are co-managing members of Banyon. Certain other family members of Frederick R. Adler also are members of Banyon. The financing transaction was approved by a special committee of the Board, comprised of the then disinterested members of the Board. Although we believe that the transaction was on terms no less favorable than would have been available from unaffiliated third parties in arm's length transactions, there can be no assurance that this is the case. Pursuant to the Investor Rights Agreement described in Item 10 "Directors and Executive Officers of the Registrant - Board Composition" in this annual report, each of GCM, Trinad and Banyon have nominated individuals (Messrs. Ellin, Herman and Wolf in the case of GCM and Trinad, and Messrs. Chapman and Illick and Dr. Golding in the case of Banyon) to serve as members of our Board of Directors.

In August 2004, we agreed with the holders of the $2,000,000 of promissory notes to an extension of the term of the notes from their original expiration date of January 31, 2005 to January 31, 2007. In connection with this extension, we issued warrants to purchase 400,000, 600,000 and 1,000,000 shares of Common Stock, respectively, to GCM, Trinad and Frederick R. Adler, at the time a greater than 10% stockholder, who is not affiliated with GCM or Trinad.

During October 2002, we refinanced through Colonial Bank two of our restaurant properties, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. The loans, which bear interest at the bank's then base rate, are for terms of five years with required annual principal payments based on a 15 year amortization schedule, and a balloon payment of all then outstanding amounts due at the end of the five years. The principal balances owed on these two notes as of January 2, 2005, were $532,000 and $567,000, respectively.

On December 28, 2004, we entered into a consulting agreement with Lawrence Wolf, the father of Jay A. Wolf, a member of our Board of Directors. The consulting agreement has a one year term, and under it, Mr. Lawrence Wolf is to assist Shells in providing marketing services, including guidance toward building our creative strategy around the "Shells" brand positioning and providing support in coordinating our media production. As compensation, Mr. Lawrence Wolf received options, pursuant to our 2002 Equity Incentive Plan, to purchase 130,000 shares of Common Stock at an exercise price of $0.83, the market price of the Common Stock on the date of grant. The options fully vest on the first anniversary of the grant date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2004, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis, except for (i) Philip Chapman, Catherine Adler and Banyon Investment, LLC each failed to timely file a Form 4 reporting the exercise of a warrant by Banyon, (ii) Galloway Capital Management, LLC and GCM Shells Seafood Partners, LLC each failed to timely file a Form 3 with respect to their becoming greater than 10% stockholders, and (iii) Warren R. Nelson failed to timely file a Form 4 to report a stock bonus awarded in 2003. Each of the forms listed above was subsequently filed with the Securities and Exchange Commission.

Code of Ethics

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

The firm of Kirkland, Russ, Murphy & Tapp, P.A. audited and issued a report on our financial statements for fiscal 2004 and has been selected by the Audit Committee to issue a report on our financial statements for the fiscal year ending January 1, 2006.

Audit fees for fiscal 2004 and 2003.

For fiscal 2004 and 2003, fees for professional services performed by Kirkland Russ were as follows:

	Fiscal 2004	Fiscal 2003
Audit Fees	$62,321	$51,550
Audit Related Fees	0	0
Tax Fees	23,000	22,800
All Other Fees - tax planning	5,250	0
Total	$90,571	$74,350

The Audit Committee of the Board of Directors has considered whether the performance and services related to "Tax Fees" is compatible with maintaining the independence of Kirkland Russ.

We have a policy that discourages the retention of our independent auditors for non-audit services. We will not retain our independent auditors for non-audit work unless: (a) the approvals of the Chair of the Audit Committee and the Chief Financial Officer are obtained prior to the retention; and (b) the retention will not affect the status of the auditors as "independent accountants" under applicable rules of the Securities and Exchange Commission and the Independence Standards Board.

The details regarding any engagement of the independent auditors for non-audit services are provided promptly to the full Audit Committee. During fiscal 2004 and 2003, all of the services provided by Kirkland Russ for the services described above under Tax Fees were pre-approved using the above procedures.

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

10.61

Form of 12% Convertible Debenture, dated December 7, 2004, in the aggregate amount of $2,375,000. *****

10.62

Promissory Note in the aggregate principal amount of $165,315.07 issued to Shells Investment Partners, L.L.C. +

10.63

Mortgage and Security Agreement in the aggregate principal amount of $165,315.07 issued to Shells Investment Partners, L.L.C. +

21

Subsidiaries of the Registrant. *

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) (filed March 11, 2005 on Form 10-K)
31.1.1	Amended Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) (filed March 11, 2005 on Form 10-K)
31.2.1	Amended Certification of Chief Financial Officer under Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 (filed March 11, 2005 on Form 10-K)
32.1	Amended Certification of Chief Executive Officer and Chief Financial Officer under Section 906

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

(b) Exhibits (currently being filed or not previously filed)

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) (filed March 11, 2005 on Form 10-K)
31.1.1	Amended Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) (filed March 11, 2005 on Form 10-K)
31.2.1	Amended Certification of Chief Financial Officer under Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 (filed March 11, 2005 on Form 10-K)
32.1	Amended Certification of Chief Executive Officer and Chief Financial Officer under Section 906

(c)

Financial statement schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.

Dated: May 2, 2005	By:/s/ WARREN R. NELSON
Warren R. Nelson
Executive Vice President of Finance,
Chief Financial Officer, Treasurer and Secretary