Form 10-Q
period 2005-04-03
SHELLS SEAFOOD RESTAURANTS INC
filed 2005-05-18
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 3, 2005
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Class	Outstanding at May 5, 2005
Common stock, $0.01 par value	14,639,417

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Index

Part I. Financial Information	Page Number

Item 1. Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Income (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5-6

Consolidated Statement of Stockholders’ Equity (Unaudited)	7

Notes to Consolidated Financial Statements - (Unaudited)	8-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16-17

Part II. Other Information	18-19

Signatures	20

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 3, 2005	January 2, 2005
ASSETS
Cash	$2,084,127	$2,349,519
Inventories	466,324	396,823
Other current assets	402,067	497,178
Receivables from related parties	152,644	109,477
Total current assets	3,105,162	3,352,997

Property and equipment, net	8,777,851	7,095,922
Goodwill	2,474,407	2,474,407
Other assets	543,606	535,376
Prepaid rent	371,050	59,956
TOTAL ASSETS	$15,272,076	$13,518,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,405,420	$2,311,584
Accrued expenses	2,758,814	2,567,026
Sales tax payable	361,058	202,666
Convertible debentures and interest payable	2,466,356	2,395,301
Current portion of long-term debt	320,260	515,764
Total current liabilities	8,311,908	7,992,341

Notes and deferred interest payable to related parties	1,770,966	2,238,941
Long-term debt, less current portion	1,435,975	1,494,845
Deferred rent	838,702	849,287
Total liabilities	12,357,551	12,575,414

Minority partner interest	463,373	441,618

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized
2,000,000 shares; 35,275 shares issued and outstanding	353	353
Common stock, $.01 par value; authorized 40,000,000 and 20,000,000
shares; 14,630,417 and 8,565,406 shares issued and outstanding	146,304	85,654
Additional paid-in-capital	16,405,261	14,926,627
Accumulated deficit	(14,100,766)	(14,511,008)
Total stockholders’ equity	2,451,152	501,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,272,076	$13,518,658

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	13 Weeks Ended
	April 3, 2005	March 28, 2004

REVENUES	$12,526,061	$12,591,372

COST AND EXPENSES:
Cost of revenues	4,097,180	4,110,668
Labor and other related expenses	3,666,916	3,747,965
Other restaurant operating expenses	2,674,874	2,811,454
General and administrative expenses	910,758	793,394
Depreciation and amortization	348,228	296,193
Pre-opening expenses	300,378	-
	11,998,334	11,759,674

INCOME FROM OPERATIONS	527,727	831,698

OTHER INCOME (EXPENSE):
Lease buy-out option	600,000	-
Provision for impairment of assets	(211,000)	-
Interest expense	(171,482)	(102,198)
Interest income	3,168	1,305
Other expense, net	(253,531)	(17,325)
	(32,845)	(118,218)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST AND INCOME TAXES	494,882	713,480

ELIMINATION OF MINORITY PARTNER INTEREST	(84,640)	(68,830)

INCOME BEFORE PROVISION FOR INCOME TAXES	410,242	644,650

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$410,242	$644,650

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.03	$0.14
Diluted	$0.03	$0.06

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	12,357,117	4,634,012
Diluted	15,441,139	10,790,341

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended
OPERATING ACTIVITIES:	April 3, 2005	March 28, 2004
Net income	$410,242	$644,650
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	348,228	296,193
Loss on disposal of assets	162,424	-
Lease buy-out option	(600,000)	-
Provision for impairment of assets	211,000	-
Minority partner net income allocation	84,640	68,830
Changes in current assets and liabilities	781,875	(118,042)
Changes in assets and liabilities:
(Increase) decrease in prepaid rent	(311,094)	3,905
(Increase) decrease in other assets	(43,020)	3,168
Increase in accrued interest to related parties	32,025	31,951
Decrease in deferred rent	(10,585)	(19,723)
Total adjustments	655,493	266,282
Net cash provided by operating activities	1,065,735	910,932

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out option	600,000	-
Purchase of property and equipment	(2,368,788)	(121,205)
Net cash used in investing activities	(1,768,788)	(121,205)

FINANCING ACTIVITIES:
Proceeds from debt financing	135,393	124,281
Repayment of debt	(389,767)	(111,261)
Proceeds from issuance of stock	754,920	8,400
Distributions to minority partner	(62,885)	(56,634)
Net cash provided by (used in) financing activities	437,661	(35,214)

Net (decrease) increase in cash	(265,392)	754,513

CASH AT BEGINNING OF PERIOD	2,349,519	723,939

CASH AT END OF PERIOD	$2,084,127	$1,478,452

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	13 Weeks Ended
	April 3, 2005	March 28, 2004
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(69,501)	$(69,468)
Receivables from related parties	(43,167)	8,373
Other current assets	95,111	(133,210)
Accounts payable	93,836	(81,489)
Accrued expenses	547,204	31,784
Sales tax payable	158,392	125,968
Change in current assets and liabilities	$781,875	$(118,042)

Supplemental disclosure of cash flow information:
Cash paid for interest	$68,401	$69,046
Cash from hurricane-related insurance recoveries	$356,845	$-
Financing costs, line of credit	$80,000	$-
Cash paid for income taxes	$-	$634

Non-cash operating and investing activities:
Warrant valuation reserves of $284,364 relating to the exercise of warrants were applied to Paid in Capital in the first quarter of 2005.
Principal on related party debt of $500,000 was used by the noteholders to acquire common stock in conjunction with the exercise of warrants in March 2005.

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					ADDITIONAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 2, 2005	35,275	$353	8,565,406	$85,654	$14,926,627	$(14,511,008)	$501,626

Net income						410,242	410,242

Warrants exercised			6,063,011	60,630	1,477,754		1,538,384

Stock options exercised			2,000	20	880		900

Balance at April 3, 2005	35,275	$353	14,630,417	$146,304	$16,405,261	$(14,100,766)	$2,451,152

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended January 2, 2005 filed with the Securities and Exchange Commission. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation.

NOTE 2.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

	13 Weeks Ended
	April 3, 2005	March 28, 2004
Net income applicable to common stock	$410,242	$644,650

Weighted common shares outstanding	12,357,117	4,634,012
Basic net income per share of common stock	$0.03	$0.14
Effect of dilutive securities:
Warrants	2,634,666	6,057,460
Stock options	449,356	98,869
Diluted weighted common shares outstanding	15,441,139	10,790,341
Diluted net income per share of common stock	$0.03	$0.06

The earnings per share calculation excluded 270,528 and 582,416 options during the first quarter of 2005 and 2004, respectively, as the exercise prices of the options were greater than the average market price of the common shares.

NOTE 3.    STOCK COMPENSATION PLANS

At April 3, 2005, we have four stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the effect on net income and earnings per share on a pro forma basis would have been immaterial.

NOTE 4.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs” which amended Accounting Research Bulletin No. 43, Chapter 4. The amendments made by FASB Statement No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FASB Statement No. 151 are to be applied prospectively. Adoption of FASB Statement No. 151 is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Revised Statement No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Revised Statement No. 123 is effective for Shells as of the first quarter of 2006. Adoption of revised FASB Statement No. 123 is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets” which amended APB Opinion No. 29, “Accounting for Non-monetary Transactions.” The amendments made by FASB Statement No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement are to be applied prospectively. Adoption of FASB Statement No. 153 is not expected to materially impact our consolidated financial statements.

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” clarifying that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Clarifications found in Interpretation 47 are not expected to materially impact our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the first quarter of 2005, our comparable restaurant sales rose 6.8%, marking the second consecutive quarterly increase in year-to-year comparisons. This important barometer reflects positive customer response to the many changes we have made over the past several months to improve the Shells concept. While first quarter of 2005 guest counts on a same store basis declined 1.2% in year-to-year comparisons, the guest count trend improved from a decline of 8.2% when comparing the first quarters of 2004 to 2003.

We continue to invest in restaurant remodels, which incorporate our new, brighter, more contemporary look. Enhancing the atmosphere and appeal of our facilities, combined with our service and menu improvements, has resulted in an incremental 11.0% aggregate sales increase at remodeled restaurants above the sales increases reported by non-remodeled restaurants. We completed renovations on an additional six restaurants during the first quarter of 2005, bringing the total to nine of our 25 existing restaurants that have received the new interior and exterior décor and lighting package. In addition, we opened our 26th restaurant at a large, waterfront location on Clearwater Beach during late March, the first new opening for our company since 1999. This flagship restaurant immediately began posting very robust sales.

We plan to remodel additional Shells restaurants as quickly as our financial resources will allow. As previously announced, we are pursuing an additional round of financing to help provide the needed capital for this process and to allow us to opportunistically open additional new restaurants. There are no assurances we will be able to secure such financing.

Elevating our service and restaurant execution levels continued to be a major focus during the first quarter, and we bolstered our training department with additional resources. We also began the transition to a new guest satisfaction feedback system to better measure all aspects of the Shells dining experience. While our previous guest feedback system provided useful data, we anticipate that our new system will offer even more actionable information in the months ahead.

Several changes to our marketing initiatives were made during the first quarter, with Shells launching its first “image” advertising campaign. Rather than only focusing on limited time menu promotions, the new advertising focuses on Shells’ brand attributes of freshness, quality, variety and value. We also changed advertising agencies during the quarter, as we continue to improve marketing and media buying efficiencies.

We believe that the sales we experienced during the fourth and first quarter strongly indicate that the changes we’ve made to raise every level of the Shells dining experience are beginning to pay off. We continue to focus on high-levels of operational excellence in delivering high-quality, fresh seafood at fair prices. We also anticipate continued emphasis on hiring and training of restaurant managers and employees, resulting in continued increased spending in these areas for the immediate future.

The following table sets forth, for the periods indicated, the percentages which the items in the Company’s Consolidated Statements of Income bear to total revenues.

	13 Weeks Ended
	April 3, 2005	March 28, 2004

REVENUES	100.0%	100.0%

COST AND EXPENSES:
Cost of revenues	32.7%	32.6%
Labor and other related expenses	29.3%	29.8%
Other restaurant operating expenses	21.4%	22.3%
Total restaurant costs and expenses	83.4%	84.7%

General and administrative expenses	7.3%	6.3%
Depreciation and amortization	2.8%	2.4%
Pre-opening expenses	2.4%	0.0%
Income from operations	4.2%	6.6%

Lease buy-out option	4.8%	0.0%
Provision for impairment of assets	-1.7%	0.0%
Interest expense, net	-1.3%	-0.8%
Other expense, net	-2.0%	-0.1%
Elimination of minority partner interest	-0.7%	-0.5%
Income before provision for taxes	3.3%	5.2%
Provision for income taxes	0.0%	0.0%
Net income	3.3%	5.2%

RESULTS OF OPERATIONS

13 weeks ended April 3, 2005 and March 28, 2004

Revenues. Total revenues for the first quarter of 2005 were $12,526,000 as compared to $12,591,000 for the first quarter of 2004. The $65,000, or 0.5%, decrease in revenues primarily was due to the closing of three restaurants during 2004, partially offset by a 6.8% increase in comparable store sales and the opening of a new restaurant on March 22, 2005. In total, there were 28 fewer restaurant operating weeks in the first quarter of 2005 than in the first quarter of 2004. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 32.7% for the first quarter of 2005 from 32.6% for the first quarter of 2004. This increase primarily was due to commodity price increases (0.5%), partially offset by menu mix shifts (0.4%). The Company is continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues decreased to 29.3% during the first quarter of 2005 as compared to 29.8% for the first quarter of 2004. This decrease was primarily due to decreases in kitchen labor expenses (0.4%) and workers’ compensation insurance (0.3%), partially offset by increases in restaurant management labor (0.2%).

Other restaurant operating expenses. Other restaurant operating expenses of $2,675,000 for the first quarter of 2005 decreased by $137,000, or 1.1% of revenues, compared to the first quarter of 2004 primarily due to decreases in occupancy expenses (0.6%) and non-food supplies (0.5%), partially offset by an increase in advertising (0.2%).

General and administrative expenses. General and administrative expenses of $911,000 or 7.3% of revenues for the first quarter of 2005 increased from $793,000 or 6.3% of revenues for the first quarter of 2004, primarily due to increases in restaurant manager training wages (0.5%), administrative salaries (0.3%) and recruiting costs (0.2%). Such increases in expenses are expected to continue in the immediate future.

Depreciation and amortization. Depreciation and amortization expense increased to $348,000 or 2.8% of revenues for the first quarter of 2005 from $296,000 or 2.4% of revenues in the first quarter of 2004. The increase as a percentage of revenues primarily related to an increase in depreciation expense for those restaurants that have been remodeled and the acceleration of depreciation expense for a restaurant lease due to expire in March 2007.

Pre-opening expenses: Pre-opening expenses of $300,000 in the first quarter of 2005 related to the new restaurant which opened on March 22, 2005 at Clearwater Beach, Florida. There were no restaurant openings in 2004. Pre-opening expenses represent start-up costs incurred prior to opening for business and include occupancy expenses, training labor, advertising and classified ads, utilities and supplies.

Lease buy-out option: In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby on February 22, 2005, the landlord paid $600,000 to Shells for an option to buy-out the lease. Commencing February 22, 2006, the landlord can provide notice of lease termination to Shells. Thereafter, we have 60 days to wind down business and vacate the premises.

Provision for impairment of assets: The provision for impairment of assets of $211,000 for the first quarter of 2005 was due to a valuation adjustment for the St. Pete Beach location due to an expected shortened lease period relating to the lease buy-out option. There was no provision in the first quarter of 2004.

Interest expense. Interest expense was $171,000 in the first quarter of 2005 compared to $102,000 in the first quarter of 2004. The increase was primarily related to the 12% annual interest on the $2,375,000 aggregate principal amount of debentures, which we issued in December 2004.

Other expense, net. Other expense was $254,000 for the first quarter of 2005 compared to $17,000 for the comparable period in 2004. The increase over the prior year primarily was due to a loss on disposal of assets of $162,000 relating to the write-down of fixed assets replaced during remodeling and financing costs of $80,000 paid by us for a line-of-credit. Exclusive of these non-recurring items, other expense was $12,000 for the first quarter of 2005.

Provision for income taxes. No provision for income taxes was recognized for the first quarter of 2005 or 2004.

Income from operations and net income. As a result of the factors discussed above, the Company had income from operations of $528,000 for the first quarter of 2005 compared to $832,000 for the first quarter of 2004. The Company had net income of $410,000 for the first quarter of 2005 compared to $645,000 for the first quarter of 2004. Exclusive of $300,000 in pre-opening expenses partially offset by net non-recurring income of $147,000, the Company had net income of $563,000 for the first quarter of 2005. Non-recurring items included income of $600,000 for the lease option buy-out; partially offset by a $211,000 provision for impairment of assets, $162,000 for the disposition of assets, and an $80,000 fee paid by us for a line-of-credit.

13 weeks ended March 28, 2004 and March 30, 2003

Revenues. Total revenues for the first quarter of 2004 were $12,591,000 as compared to $13,012,000 for the first quarter of 2003. The $421,000, or 3.2% decrease in revenues primarily was due to the closing of one restaurant during the first quarter of 2004, and to a lesser extent a 1.4% decrease in comparable store sales.

Cost of revenues. The cost of revenues as a percentage of revenues increased to 32.6% for the first quarter of 2004 from 32.5% for the first quarter of 2003. This increase primarily was due to shifts in entrée selections among our customers to slightly lower margin items resulting from the implementation of our new menu.

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

Other restaurant operating expenses. Other restaurant operating expenses of $2,811,000 for the first quarter of 2004 decreased by $18,000 compared to the first quarter of 2003 due to the shift away from using outside cleaning services, offset in part by an increase in advertising expenditures. However, as a result of a reduction in operating leverage caused by lower sales volumes, other restaurant operating expenses, as a percentage of revenues, increased to 22.3% for the first quarter of 2004 as compared with 21.7% for the first quarter of 2003.

General and administrative expenses. General and administrative expenses of $793,000 or 6.3% of revenues for the first quarter of 2004 decreased from $840,000 or 6.5% of revenues for the first quarter of 2003, primarily due to decreases in consulting fees and recruiting costs.

Depreciation and amortization. Depreciation and amortization expense increased to $296,000 or 2.4% of revenues for the first quarter of 2004 from $261,000 or 2.0% of revenues in the first quarter of 2003. The increase as a percentage of revenues primarily related to the acceleration of depreciation expense for a restaurant with a lease that expired in August 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

The first quarter of 2005 was a period of investment spending for Shells. We remodeled six restaurants, giving nine total restaurants remodeled to-date. We acquired a restaurant lease through a bankruptcy proceeding in early February and after significant restaurant refurbishment and the hiring and training of staff, we re-opened this flagship beachfront location in Clearwater Beach as a Shells within 47 days. We invested heavily in restaurant management recruiting and training during the first quarter of 2005. Our investment spending also included significant enhancements to our marketing media message and improvements in our guest feedback system. These investments were generally fueled by cash infusions, which included fourth quarter 2004 proceeds from a $2,375,000 bridge financing and first quarter 2005 proceeds of $754,000 from the exercise of common stock warrants and $600,000 relating to a landlord option to buy out a restaurant lease.

The $2,375,000 principal amount of debentures, together with accrued interest thereon, comprising the bridge financing, was due on April 5, 2005. We received an extension of the time to repay the debentures from certain of the debentureholders. At present, all amounts owed under the debentures are due and payable. We are continuing to pursue an additional round of financing to help provide the needed capital to pay back the bridge financing if necessary, to complete remodeling of the remaining 12 company owned restaurants and to allow us to opportunistically open additional new restaurants. There are no assurances we will be able to secure any or all such financing. During the first quarter of 2005, our principal shareholders and Board members provided us with a $1,600,000 revolving line of credit. It is expected that this credit facility, coupled with existing cash, to the extent available, will be used to pay back the debenture notes, interest and penalties if the financing ultimately cannot be completed.

We have, from time-to-time utilized, and to the extent applicable may utilize real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary. We have, also available as a form of financing, sale/leaseback options on two owned restaurant properties. In the event that our plans change, assumptions prove to be inaccurate, or due to unanticipated expenses, and in the event projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all.

As of April 3, 2005, our current liabilities of $8,312,000 exceeded its current assets of $3,105,000, resulting in a working capital deficiency of $5,203,000. In comparison, the January 2, 2005 working capital deficiency was $4,639,000. The increase in the working capital deficiency primarily related to a $320,000 increase in current liabilities and a $265,000 decrease in cash. Our operating leverage has decreased. We may still encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant disposition or pre-opening costs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 13 weeks ended April 3, 2005 was $1,066,000 compared to $911,000 for the comparable period in 2004. The net increase of $155,000 compared to the same period in 2004 primarily related to favorable variances in accrued expenses for payroll and bonuses, and the timing of payments for accounts payable and prepaid advertising; partially offset by an unfavorable variance in prepaid rent associated with the acquisition of a new location, prepaid insurance, collection of insurance proceeds receivable, and a decrease in net income.

The cash used in investing activities was $1,769,000 for the 13 weeks ended April 3, 2005 compared to $121,000 for the same period in 2004. A net increase in cash used in investing activities of $1,648,000 was due to $2,369,000 in capital expenditures, partially offset by $600,000 in proceeds from the lease buy-out option.

The cash provided by financing activities was $438,000 for the 13 weeks ended April 3, 2005 compared to cash used in financing activities of $35,000 for the comparable period in 2004. The net increase of $473,000 primarily related to proceeds on the exercise of warrants ($754,000) partially offset by an increase in repayments of debt ($279,000).

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,076,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On April 20, 2005, we received a notice from the Equal Employment Opportunity Commission (EEOC) that an employee in a Tampa Shells restaurant had filed a charge of discrimination with the EEOC. Specifically, this employee claimed age discrimination in violation of the Age Discrimination in Employment Act of 1964. Based on our investigation to date we believe the charge is without merit and intend to vigorously defend our position.

On April 28, 2005, the Company received notification from a law firm representing three holders of our debentures, each in the principal amount of $40,000. The notification demands payment of the debentures in full plus accrued interest and penalties owed thereon. The notification states that the holders have authorized the law firm to commence legal action against the Company unless the amounts owed under the debentures are repaid in full within 10 days of the date of the letter.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to our financial position, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

Related party noteholders were issued an aggregate of 6,063,011 shares of common stock relating to the exercise of (i) warrants issued in January 2002 in conjunction with the then $2 million financing, (5,063,011 shares of common stock issued) and (ii) warrants issued in August 2004 in conjunction with the extension of this outstanding indebtedness (1,000,000 shares of common stock issued). We received proceeds of $754,000, which was used for capital expenditures relating to the new restaurant, from the exercise of the January 2002 warrants; and proceeds of $500,000, which was applied to reduce notes payable to related parties, from the exercise of the 2004 warrants.

Employees exercised stock options and were issued 2,000 shares of common stock for which proceeds of $900 were received. The proceeds were used for working capital purposes.

Item 3.  Defaults Upon Senior Securities

In accordance with the $2,375,000 12% convertible debentures dated December 7, 2004, the original principal amount of each note, plus interest, was due no later than April 5, 2005. Of the 22 individual convertible debenture notes, holders of 16 notes agreed to extend the maturity date on each of their notes to May 5, 2005. The extension was in contemplation of Shells completing a financing of no less than $1,500,000. As this proposed financing has not been completed to-date, we are in default of all the debenture noteholder agreements. In addition to the owed principal and interest on the notes, there is a 1.5% cash penalty for each month that payment in full is not received beyond the maturity date. During the first quarter of 2005, our principal shareholders and Board members provided us with a $1,600,000 revolving line of credit. It is expected that this credit facility, coupled with existing cash, to the extent available, will be used to pay back the debenture notes, interest and penalties if the financing ultimately cannot be completed.

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of Chief Executive Officer under Rule 13a-14(a)
31.2 Certification of Chief Financial Officer under Rule 13a-14(a)
32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906

(b)   Current reports on Form 8-K filed during the fiscal quarter ended April 3, 2005

The Company filed a current report on Form 8-K, Items 2.02 and 9.01, regarding a press release on January 31, 2005 announcing annual operating results for the year ended January 2, 2005.

The Company filed a current report on Form 8-K, Item 8.01, Other Events, on February 10, 2005 announcing a press release citing robust sales increases from the restaurants it has remodeled, that it is moving quickly to renovate additional restaurants during the first quarter of 2005, and that it has acquired a prime Clearwater Beach waterfront location that will become the first new Shells restaurant to open since 1999.

The Company filed a current report on Form 8-K, Item 8.01, Other Events, on March 22, 2005 announcing a press release about the opening of its new waterfront restaurant in Clearwater Beach.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC. (Registrant)

Date: May 18, 2005	By:	/s/ Leslie J. Christon
President and Chief Executive Officer

Date: May 18, 2005	By:	/s/ Warren R. Nelson
Executive Vice President and Chief Financial Officer