Form 10-Q
period 2005-07-03
SHELLS SEAFOOD RESTAURANTS INC
filed 2005-08-17
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 3, 2005
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Class	Outstanding at August 16, 2005
Common stock, $0.01 par value	15,703,737

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Index

Part I. Financial Information		Page Number

Item 1.	Financial Statements

Consolidated Balance Sheets		3

Consolidated Statements of Income (Unaudited)		4-5

Consolidated Statements of Cash Flows (Unaudited)		6-7

Consolidated Statement of Stockholders’ Equity (Unaudited)		8

Notes to Consolidated Financial Statements - (Unaudited)		9-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

Part II. Other Information		21-23

Signatures		24

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 3, 2005	January 2, 2005
ASSETS
Cash	$2,805,201	$2,349,519
Inventories	457,348	396,823
Other current assets	876,126	497,178
Receivables from related parties	106,651	109,477
Total current assets	4,245,326	3,352,997

Property and equipment, net	9,180,236	7,095,922
Goodwill	2,474,407	2,474,407
Other assets	621,523	535,376
Prepaid rent	361,781	59,956
TOTAL ASSETS	$16,883,273	$13,518,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,786,615	$2,311,584
Accrued expenses	2,678,988	2,567,026
Sales tax payable	276,570	202,666
Convertible debentures and interest payable	-	2,395,301
Current portion of long-term debt	345,785	515,764
Total current liabilities	5,087,958	7,992,341

Notes and deferred interest payable to related parties	-	2,238,941
Long-term debt, less current portion	1,370,504	1,494,845
Deferred rent	831,436	849,287
Total liabilities	7,289,898	12,575,414

Minority partner interest	463,919	441,618

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 35,275 shares issued and outstanding	353	353
Series B - 461,954 shares issued and outstanding	4,620	-
Common stock, $0.01 par value; authorized 58,000,000 and
20,000,000 shares, respectively; 15,641,417 and 8,565,406 shares
issued and outstanding, respectively	156,414	85,654
Additional paid-in-capital	22,910,009	14,926,627
Accumulated deficit	(13,941,940)	(14,511,008)
Total stockholders’ equity	9,129,456	501,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,883,273	$13,518,658

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	13 Weeks Ended
	July 3, 2005	June 27, 2004

REVENUES	$11,919,012	$10,996,898

COST AND EXPENSES:
Cost of revenues	3,900,006	3,730,111
Labor and other related expenses	3,493,548	3,249,954
Other restaurant operating expenses	2,845,893	2,509,812
General and administrative expenses	877,392	866,163
Depreciation and amortization	383,339	282,593
Pre-opening expenses	2,828	-
	11,503,006	10,638,633

INCOME FROM OPERATIONS	416,006	358,265

OTHER INCOME (EXPENSE):
Interest expense	(172,779)	(104,926)
Interest income	4,315	889
Other (expense) income, net	(24,098)	74,645
	(192,562)	(29,392)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST AND INCOME TAXES	223,444	328,873

ELIMINATION OF MINORITY PARTNER INTEREST	(64,618)	(70,722)

INCOME BEFORE PROVISION FOR INCOME TAXES	158,826	258,151

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$158,826	$258,151

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.01	$0.05
Diluted	$0.01	$0.02

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	15,087,955	4,720,756
Diluted	20,904,296	10,713,403

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	26 Weeks Ended
	July 3, 2005	June 27, 2004

REVENUES	$24,445,073	$23,588,270

COST AND EXPENSES:
Cost of revenues	7,997,186	7,840,779
Labor and other related expenses	7,160,464	6,997,919
Other restaurant operating expenses	5,520,767	5,321,266
General and administrative expenses	1,788,152	1,659,557
Depreciation and amortization	731,565	578,786
Pre-opening expenses	303,206	-
	23,501,340	22,398,307

INCOME FROM OPERATIONS	943,733	1,189,963

OTHER INCOME (EXPENSE):
Lease buy-out option	600,000	-
Provision for impairment of assets	(211,000)	-
Interest expense	(344,261)	(207,124)
Interest income	7,483	2,194
Other (expense) income, net	(277,629)	57,320
	(225,407)	(147,610)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST AND INCOME TAXES	718,326	1,042,353

ELIMINATION OF MINORITY PARTNER INTEREST	(149,258)	(139,552)

INCOME BEFORE PROVISION FOR INCOME TAXES	569,068	902,801

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$569,068	$902,801

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.04	$0.19
Diluted	$0.03	$0.08

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	13,722,536	4,677,384
Diluted	18,445,886	10,911,221

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
OPERATING ACTIVITIES:	July 3, 2005	June 27, 2004
Net income	$569,068	$902,801
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	731,565	578,786
Loss (gain) on disposal of assets	162,424	(89,161)
Loss on sale of assets applied against reserves	-	24,776
Lease buy-out option	(600,000)	-
Provision for impairment of assets	211,000	-
Minority partner net income allocation	149,258	139,561
Changes in current assets and liabilities	(33,602)	(658,456)
Changes in assets and liabilities:
(Increase) decrease in prepaid rent	(324,825)	7,811
(Increase) decrease in other assets	(94,265)	10,986
Decrease in deferred rent	(17,851)	(49,489)
Total adjustments	183,704	(35,186)
Net cash provided by operating activities	752,772	867,615

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out option	600,000	-
Proceeds from sale of assets	-	88,776
Purchase of property and equipment	(3,158,185)	(467,951)
Net cash used in investing activities	(2,558,185)	(379,175)

FINANCING ACTIVITIES:
Proceeds from debt financing	206,518	162,298
Repayment of debt	(2,740,610)	(206,135)
Proceeds from issuance of stock	4,922,144	16,800
Distributions to minority partner	(126,957)	(132,223)
Net cash provided by (used in) financing activities	2,261,095	(159,260)
Net increase in cash	455,682	329,180

CASH AT BEGINNING OF PERIOD	2,349,519	723,939

CASH AT END OF PERIOD	$2,805,201	$1,053,119

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	26 Weeks Ended
	July 3, 2005	June 27, 2004
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(60,525)	$(20,228)
Receivables from related parties	2,826	22,548
Other current assets	(378,948)	(341,380)
Accounts payable	(524,969)	(582,979)
Accrued expenses	854,110	153,535
Sales tax payable	73,904	29,613
Increase in accrued interest to related parties	-	80,435
Change in current assets and liabilities	$(33,602)	$(658,456)

Supplemental disclosure of cash flow information:
Cash paid for interest	$273,947	$122,336
Cash from hurricane-related insurance recoveries	$357,198	$-
Financing costs, line of credit	$80,000	$-
Cash paid for income taxes	$-	$634

Non-cash operating and investing activities:
Warrant valuation reserves of $284,364 and $223,000 relating to the exercise of warrants were applied to Paid in Capital in the first and second quarters of 2005, respectively.
Principal on related party debt of $500,000 was used by the noteholders to acquire common stock in conjunction with the exercise of warrants in each of March and May 2005.
Principal and accrued interest of $347,588 was used by the debenture holders to acquire Series B Preferred Stock in May 2005.
Principal and accrued interest on related party debt of $1,281,666 was used by the noteholders to acquire Series B Preferred Stock in May 2005.
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

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 2, 2005	35,275	$353			8,565,406	$85,654	$14,926,627	$(14,511,008)	$501,626

Net income								569,068	569,068

Preferred stock issued			461,954	$4,620			5,787,018		5,791,638

Warrants exercised					7,063,011	70,630	2,190,754		2,261,384

Stock options exercised					13,000	130	5,610		5,740

Balance at July 3, 2005	35,275	$353	461,954	$4,620	15,641,417	$156,414	$22,910,009	$(13,941,940)	$9,129,456

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

NOTE 2.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Weeks Ended	July 3, 2005	June 27, 2004

Net income applicable to common stock	$158,826	$258,151

Weighted common shares outstanding	15,087,955	4,720,756
Basic net income per share of common stock	$0.01	$0.05
Effect of dilutive securities:
Preferred stock	4,237,510	268,029
Warrants	1,102,235	5,690,683
Stock options	476,596	33,935
Diluted weighted common shares outstanding	20,904,296	10,713,403
Diluted net income per share of common stock	$0.01	$0.02

26 Weeks Ended	July 3, 2005	June 27, 2004
Net income applicable to common stock	$569,068	$902,801

Weighted common shares outstanding	13,722,536	4,677,384
Basic net income per share of common stock	$0.04	$0.19
Effect of dilutive securities:
Preferred stock	2,206,941	292,885
Warrants	2,052,339	5,875,509
Stock options	464,070	65,443
Diluted weighted common shares outstanding	18,445,886	10,911,221
Diluted net income per share of common stock	$0.03	$0.08

The earnings per share calculation excluded warrants and options to purchase an aggregate of 3,213,714 and 781,583 shares of common stock during the 13 weeks ended July 3, 2005 and June 27, 2004, respectively, and warrants and options to purchase an aggregate of 1,744,254 and 621,177 shares of common stock during the 26 weeks ended July 3, 2005 and June 27, 2004, respectively, as the exercise prices of the warrants and options were greater than the average market price of the common shares.

NOTE 3.    STOCK COMPENSATION PLANS

At July 3, 2005, we had four stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

On June 22, 2005, the Compensation Committee and the Board of Directors of the Company approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.85 per share (the market value) previously awarded to its employees, including its executive officers, and its directors under the Plan that were originally scheduled to vest during 2006. The acceleration of vesting is effective for stock options outstanding as of June 22, 2005. Options to purchase approximately 295,000 shares of common stock or 18.5% of the Company’s outstanding unvested options (of which options to purchase approximately 233,000 shares or 14.6% of the Company’s outstanding unvested options are held by the Company’s executive officers and directors) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $1.10.

The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of income, upon adoption of FASB Statement No. 123 R (Share-Based Payment) in December 2005. The pre-tax charge which the Company expects to avoid in 2006 amounts to approximately $87,000 based on the original vesting periods. The Company also believes that because many of the options to be accelerated have exercise prices in excess of the current market value of the Company’s common stock, these options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

Based on the vesting schedules of stock options outstanding as of July 3, 2005, net of the effect of the acceleration of vesting discussed previously, adoption of revised FASB Statement No. 123 is expected to result in the recognition of compensation expense of approximately $160,000 in fiscal 2006, $210,000 in fiscal 2007 and $85,000 in fiscal 2008. The fair value was estimated using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Company’s common stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected term. Expected volatility has been estimated based on the change in the Company’s stock price over the past 12 months. Expected term is based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants:

(Unaudited)
Volatility	50%
Weighted-average estimated life	5 years
Weighted-average risk-free interest rate	4.5%
Dividend yield	0

NOTE 4.    NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs”, which amended Accounting Research Bulletin No. 43, Chapter 4. The amendments made by FASB Statement No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FASB Statement No. 151 are to be applied prospectively. Adoption of FASB Statement No. 151 is not expected to materially impact our consolidated financial statements.

In December 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Revised Statement No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Revised Statement No. 123 is effective for the Company as of the first quarter of 2006. Adoption of revised FASB Statement No. 123 is discussed in Note 3.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. FASB Statement No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are not aware of any accounting changes or error corrections required in our historical financial statements.

NOTE 5.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	(Unaudited)
	July 3, 2005	January 2, 2005
Accrued payroll	$1,077,312	$776,652
Accrued insurance	237	26,382
Restaurant closing expenses	208,571	216,677
Warrant valuation reserve	440,000	947,364
Other	825,664	348,453
Unearned gift card revenue	127,204	251,498
	$2,678,988	$2,567,026

The warrant valuation reserve consists of the following:

	(Unaudited)
Date and description	July 3, 2005	January 2, 2005

January 2002 at inception of $2,000,000 financing	$-	$61,364
August 2004 for the extension of maturity date of above	-	446,000
December 2004 at inception of debentures	440,000	440,000
	$440,000	$947,364

The warrant valuation reserve relates to warrants issued as inducement to creditors in various financing transactions. In each case, the warrants were valued by an independent valuation expert. The reserves were and will be relieved to Paid In Capital when the warrants are exercised or upon the registration of the underlying common stock in accordance with Emerging Issues Task Force Issue 00-19 (“EITF-0019”), “Accounting for Derivative Financial Instruments to, and Potentially Settled in. a Company’s Own Stock.” We believe that such registration of our common stock will be completed with the Securities and Exchange Commission in the third quarter of 2005. The warrants and related calculations are discussed below.

In January 2002, due to the Company’s then financial condition, the Company was not able to borrow money at rates it could afford and raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase common stock. As part of the then financing transaction, the Company was able to negotiate the deferral of approximately one-half of the interest payable on this outstanding indebtedness until the maturity of the loans. Warrants issued to purchase 8,908,030 shares of common stock were independently valued at $105,977, or $0.0119 per share. In November 2004, investors exercised 3,750,000 warrants and the reserve was reduced by $44,613, leaving a balance at fiscal year end 2004 of $61,364. The remaining warrants were exercised on January 31, 2005 and the remaining reserve was applied to Paid In Capital.

In August 2004, the maturity date of the $2,000,000 loans was extended for two years until January 2007 in exchange for warrants. Warrants were issued to purchase 2,000,000 shares of common stock and were independently valued at $446,000, or $0.223 per warrant. On March 9, 2005, investors exercised 1,000,000 warrants and the reserve was reduced by 50%. The remaining warrants were exercised in May 2005 in a transaction that was completed in conjunction with our private placement financing and the remaining reserve of $223,000 was applied to Paid In Capital.

In December 2004, as part of the then $2,375,000 financing, the purchasers of the convertible debentures were issued warrants as an inducement for the loans. Warrants to purchase 1,971,250 shares of common stock were independently valued at $440,000, or $0.223 per share based on an independent valuation completed in August 2004. Since this valuation was five months old, the Company considered other factors to support its use, specifically: (i) the stock price was $0.60 on both of August 4, 2004 and December 6, 2004, (ii) a Black-Scholes calculation indicated that a valuation between $0.20 and $0.25 per share was appropriate, and (iii) the August 4 valuation fell within an acceptable range of a min-max calculation based on the proposed future range of the exercise price of the warrants. Warrants to purchase 1,187,500 shares of common stock were valued at $265,000 and was charged to interest expense at the commitment date due to the short-term (4-months) nature of the debentures. Warrants to purchase 783,750 shares of common stock were issued to the placement agent, valued at $175,000 and charged to financing costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Comparable restaurant sales rose 7% at Shells during the second quarter of fiscal 2005, the third consecutive quarterly increase. Revenues were also higher, up 8.4%. The favorable sales trend is due to increases in menu mix and price. Comparable guest traffic, while slightly lower than the prior year, continued to improve. This trend of improvement has increased period over period for the last several quarters, and we believe reflects that our customers continue to embrace the enhancements we have made to our menu, food quality, service and atmosphere.

Net income for the second quarter and 26-week period was lower than for the comparable periods in fiscal 2004, primarily due to higher non-controllable expenses including interest, depreciation, occupancy and utility costs. We also incurred significant pre-opening expenses during the first quarter of 2005 related to the new waterfront restaurant we opened in Clearwater Beach.

Our restaurant teams are doing a better job of managing our cost of sales, labor, and controllable areas of operating expense, as a percentage of revenue. Safety and training improvements over the recent years have resulted in a sharp reduction of slips, falls and other accidents at our restaurants, leading to a significant workers compensation refund and a favorable workers compensation reserve adjustment.

We continue to invest not only in our atmosphere improvements, but in raising the level of the service we provide to guests. We have expanded our training department and invested in additional front-of-the-house labor to try and ensure our guests receive attentive and personal service. We have completed the changeover to a new mystery shopper system that provides us with actionable guest satisfaction feedback. We have set high operating standards for our directors of operations, managers and employees, and are continuously striving to raise the bar so we can deliver outstanding service and high-quality seafood to every guest in every restaurant.

During the quarter, we completed an important round of financing, securing a $6.9 million private placement. This financing allowed us to retire debt and provided us with the funding to remodel our remaining company restaurants with Shells’ contemporary new look. The new atmosphere and décor package, combined with the steps we’ve taken to elevate operating excellence, have resulted in significantly greater improvements in sales and guest traffic over the prior year at our remodeled restaurants compared with our non-remodeled restaurants. We are in the process of remodeling the additional Shells restaurants, and are also exploring locations for potential new restaurants.

The following table sets forth, for the periods indicated, the percentages which the items in our Company’s Consolidated Statements of Income bear to total revenues.

	13 Weeks Ended		26 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

REVENUES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of revenues	32.7%	33.9%	32.7%	33.2%
Labor and other related expenses	29.3%	29.6%	29.3%	29.7%
Other restaurant operating expenses	23.9%	22.8%	22.6%	22.6%
Total restaurant costs and expenses	85.9%	86.3%	84.6%	85.5%

General and administrative expenses	7.4%	7.9%	7.3%	7.0%
Depreciation and amortization	3.2%	2.6%	3.0%	2.5%
Pre-opening expenses	0.0%	0.0%	1.2%	0.0%
Income from operations	3.5%	3.2%	3.9%	5.0%

Lease buy-out option	0.0%	0.0%	2.5%	0.0%
Provision for impairment of assets	0.0%	0.0%	-0.9%	0.0%
Interest expense, net	-1.4%	-0.9%	-1.4%	-0.9%
Other income (expense), net	-0.2%	0.7%	-1.1%	0.2%
Elimination of minority partner interest	-0.5%	-0.6%	-0.6%	-0.6%
Income before provision for taxes	1.4%	2.4%	2.4%	3.7%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income	1.4%	2.4%	2.4%	3.7%

RESULTS OF OPERATIONS

13 weeks ended July 3, 2005 and June 27, 2004

Revenues. Total revenues for the second quarter of 2005 were $11,919,000 as compared to $10,997,000 for the second quarter of 2004. The $922,000, or 8.4%, increase in revenues was primarily due to a 7.0% increase in comparable store sales which reflected an increase in check average from menu price increases implemented during the second quarter of 2005 to compensate for the Florida minimum wage increase, partially offset by slightly declining guest counts compared to last year. Total revenues were also impacted by the opening of a new restaurant at the end of the first quarter of 2005 and the closure of two restaurants during the first half of 2004. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 32.7% for the second quarter of 2005 from 33.9% for the second quarter of 2004. This improvement in cost of revenues as a percentage of revenues primarily related to menu price increases implemented during the second quarter of 2005 to compensate for the Florida minimum wage increase and higher costs last year relating to elevated chicken and dairy procurement costs. We are continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues decreased to 29.3% during the second quarter of 2005 as compared to 29.6% for the second quarter of 2004. We benefited from second quarter non-recurring reductions in benefits and taxes relating to a workers compensation insurance reserve reduction of $106,000 and corresponding refund of $238,000 in 2005 of which $330,000 was allocated to restaurant labor costs. In 2004, we had a reserve reduction and corresponding refund of $161,000 of which $142,000 was allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of revenues was 32.1% and 30.8% for the second quarters of 2005 and 2004, respectively. This increase over prior year primarily was related to the Florida minimum wage increase which became effective in May 2005 and our investment in training to elevate guest service levels.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of revenues increased to 23.9% for the second quarter of 2005 as compared with 22.8% for the second quarter of 2004. The increase primarily was due to increased occupancy costs mostly related to the new restaurant and utilities expenses from significantly higher electricity and gas costs.

General and administrative expenses. General and administrative expenses were $877,000, or 7.4% as a percentage of revenues, for the second quarter of 2005 compared to $866,000, or 7.9% as a percentage of revenues, for the second quarter of 2004. There was a one-time non-recurring charge for severance of $39,000 in the second quarter of 2004 for downsizing of administrative personnel. Exclusive of this one-time charge, general and administrative expenses were 7.5% as a percentage of revenues for the second quarter of 2004.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenues was 3.2% and 2.6% for the second quarters of 2005 and 2004, respectively. The increase over prior year relates to increases in depreciation of remodeled restaurants.

Pre-opening expenses. Non-recurring pre-opening expenses of $3,000 in the second quarter of 2005 related to the new restaurant which opened on March 22, 2005 at Clearwater Beach, Florida. There were no restaurant openings in 2004. Pre-opening expenses represent start-up costs incurred prior to opening for business and include occupancy expenses, training labor, advertising and classified ads, utilities and supplies.

Interest expense, net. Interest expense, net, was $168,000 in the second quarter of 2005 compared to $104,000 in the second quarter of 2004. The increase was primarily related to the 12% annual interest and late penalties on the $2,375,000 aggregate principal amount of debentures, which we issued in December 2004 and repaid in May 2005.

Provision for income taxes. No provision or benefit for income taxes was recognized for the second quarter of 2005 or 2004 based on annual projected taxable income, as adjusted for net operating loss carry forwards.

Income from operations and net income. As a result of the factors discussed above, we had income from operations of $416,000 for the second quarter of 2005 compared to $358,000 for the second quarter of 2004. Exclusive of non-recurring items noted above, income from operations was $75,000 and $236,000 for the second quarters of 2005 and 2004, respectively. Shells had net income of $159,000 for the second quarter of 2005 compared to $258,000 for the second quarter of 2004. Exclusive of nonrecurring items, we incurred a net loss of $182,000 for the second quarter of 2005 compared to net income of $47,000 for the second quarter of 2004. A non-recurring item affecting net income for the second quarter of 2004 included an $89,000 gain on the sale of property.

26 weeks ended July 3, 2005 and June 27, 2004

Revenues. Total revenues for the 26 weeks ended July 3, 2005 were $24,445,000 as compared to $23,588,000 for the 26 weeks ended June 27, 2004. The $857,000, or 3.6%, increase primarily was due to an increase in same store sales of 6.8%, which reflected an increase in check average from menu price increases implemented during the second quarter of 2005 to compensate for the Florida minimum wage increase, partially offset by slightly declining guest counts compared to last year. In addition, we opened a new restaurant at the end of the first quarter of 2005. We closed two units during the first half of 2004.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 32.7% for the 26 weeks ended July 3, 2005 from 33.2% for the comparable period in 2004. This improvement in cost of revenues as a percentage of revenues primarily related to menu price increases implemented to compensate for the Florida minimum wage increase. Additionally, last year’s cost of revenues was negatively impacted by elevated chicken and dairy procurement costs.

Labor and other related expenses. Labor and other related expenses decreased to 29.3% as a percentage of revenues for the 26 weeks ended July 3, 2005 as compared to 29.7% for the same period in 2004. We benefited from second quarter non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions and corresponding refunds of $344,000 and $161,000 in 2005 and 2004, respectively, of which $330,000 and $142,000 were allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of revenues was 30.6% and 30.3% for the 26 weeks of 2005 and 2004, respectively. This increase over prior year primarily was related to the Florida minimum wage increase which became effective in May 2005 and our investment in training to elevate guest service levels.

Other restaurant operating expenses. Other restaurant operating expenses were 22.6% as a percentage of revenues for each of the 26 weeks ended July 3, 2005 and June 27, 2004. As a percentage of revenues, occupancy expense declined in the first quarter and increased in the second quarter when compared to last year due to the timing of the opening of a restaurant this year and the closings of restaurants last year.  As a percentage of revenues, utilities expense increased for the 26 week period of 2005 compared to the prior year, which was offset by reductions in non-food supplies and contract services when comparing the same periods.

General and administrative expenses. General and administrative expenses were $1,788,000, or 7.3% as a percentage of revenues, for the 26 weeks ended July 3, 2005 compared to $1,659,000, or 7.0% as a percentage of revenues, for the same period in 2004. This increase in dollar expenditures was primarily due to increases in manager training and recruiting costs in the first six months of 2005. A non-recurring charge of $39,000 for severance pay occurred in 2004. Exclusive of this non-recurring item, general and administrative expenses were 6.9% as a percentage of revenues for the first six months of 2004.

Depreciation and amortization. Depreciation and amortization expenses as a percentage of revenues was 3.0% for the 26 weeks ended July 3, 2005 compared to 2.5% for the prior year. The increase relates to additional depreciation for remodeling expenditures incurred in 2004 and the first quarter of 2005.

Pre-opening expenses. Pre-opening expenses of $303,000 for the 26 weeks ended July 3, 2005 related to the new restaurant which opened on March 22, 2005 at Clearwater Beach, Florida. There were no restaurant openings in 2004.

Lease buy-out option. In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby on February 22, 2005, the landlord paid $600,000 to Shells for an option to buy-out the lease. Commencing February 22, 2006, the landlord can provide notice of lease termination to Shells. Thereafter, we have 60 days to wind down business and vacate the premises.

Provision for impairment of assets. The provision for impairment of assets of $211,000 occurred on February 22, 2005 due to a valuation adjustment for the St. Pete Beach location for an expected shortened lease period relating to the lease buy-out option. There was no provision in the first six months of 2004.

Interest expense. Interest expense was $344,000 in the 26 week period ended July 3, 2005 compared to $207,000 in the same period of 2004. The increase primarily related to interest expense, at 12% per annum, and late payment penalties on the $2,375,000 aggregate principal amount of debentures, which we issued in December 2004 and repaid on May 25, 2005.

Other expense, net. Other expense was $278,000 for the 26 weeks ended July 3, 2005 compared to other income of $57,000 for the comparable period in 2004. The increase over the prior year primarily was due to a loss on disposal of assets of $162,000 relating to the write-down of fixed assets replaced during remodeling, and financing costs of $80,000 paid by us for a $1.6 million line-of-credit. Exclusive of these non-recurring items, other expense was $36,000 for the 26 weeks ended July 3, 2005. Non-recurring income of $89,000 was recognized in 2004 relating to gain on the sale of a restaurant location. Exclusive of this non-recurring item, other expense was $32,000 for the 26 weeks ended June 27, 2004.

Income from operations and net income. As a result of the factors discussed above, our income from operations was $944,000 for the 26 weeks ended July 3, 2005 compared to $1,190,000 for the same period in 2004. Exclusive of non-recurring items noted above, our income from operations was $902,000 and $1,068,000 for the 26 weeks ended July 3, 2005 and June 27, 2004, respectively. We had net income for the 26 weeks ended July 3, 2005 of $569,000 compared to $903,000 in the same period in 2004. Exclusive of non-recurring items, our net income was $381,000 and $692,000 for the 26 weeks ended July 3, 2005 and June 27, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In May of 2005, we completed an aggregate financing of $6.9 million through a private placement of securities to accredited investors. Under the terms of the transaction, we issued 461,954 units with each unit consisting of (i) one share of Series B Convertible Preferred Stock, initially convertible into 20 shares of common stock, and (ii) a warrant to purchase 10 shares of common stock at an exercise price of $1.30 per share. The purchase price was $15.00 per unit. We realized net proceeds of approximately $5.8 million from the financing. Of the total proceeds from securities issued, $1,282,000 represented related party debt and $348,000 represented existing convertible debentures, all of which converted into the securities issued in the transaction. As a condition to the transaction, our existing $1.6 million revolving line of credit previously scheduled to expire on the closing of the transaction, was extended to May 23, 2007. We used a portion of the net proceeds from the private placement to retire the remaining $2,232,000 of loans and accrued interest from debenture holders and $8,000 of related party accrued interest. The remainder of the net proceeds from the offering, together with the $1,600,000 line of credit and proceeds from an anticipated sale/leaseback financing, is anticipated to be used to complete the remodeling of our existing restaurants, and, to the extent funds are available, acquire and build out new restaurant locations. We anticipate investing approximately $3.6 million in remodeling our existing restaurants. Additionally, in conjunction with the private placement, $500,000 principal amount of related party debt was used to exercise warrants to purchase 1,000,000 shares of our common stock. We believe, based on our current outlook, that our current cash position and cash flows from operations will be adequate to satisfy our contemplated cash requirements over the next twelve months.

We have, from time-to-time utilized, and to the extent applicable may utilize real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary, to help support our cash flow needs. We also may utilize as a form of financing, sale/leaseback options on two owned restaurant properties. In the event that our plans change, assumptions prove to be inaccurate, or due to unanticipated expenses, and in the event projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all.

As of July 3, 2005, our current liabilities of $5,088,000 exceeded current assets of $4,245,000, resulting in a working capital deficiency of $843,000. In comparison, the January 2, 2005 working capital deficiency was $4,639,000. The favorable decrease in the working capital deficiency primarily related to the repayment of the convertible debentures and reduction in accounts payable, along with increases in cash and other current assets, all primarily as a result of the equity financing in May 2005. Our operating leverage has improved. We may still encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant disposition or pre-opening costs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 26 weeks ended July 3, 2005 was $753,000 compared to $868,000 for the comparable period in 2004. The net decrease of $115,000 compared to the same period in 2004 primarily related to unfavorable variances in net income, prepaid advertising, prepaid rent and prepaid workers compensation insurance.

The cash used in investing activities was $2,558,000 for the 26 weeks ended July 3, 2005 compared to $379,000 for the same period in 2004. The net increase in cash used in investing activities of $2,179,000 was due to $2,690,000 in additional capital expenditures over the prior year, partially offset by $511,000 in additional proceeds on the sale of assets over the prior year. The additional capital expenditures related primarily to the acquisition and remodeling of our new Clearwater Beach restaurant, while proceeds of $600,000 received in 2005 related to the lease buy-out option compared to $89,000 in proceeds on the sale of assets in 2004.

The cash provided by financing activities was $2,261,000 for the 26 weeks ended July 3, 2005 compared to cash used in financing activities of $159,000 for the comparable period in 2004. The net increase of $2,420,000 over the prior year primarily related to an increase in net proceeds from the issuance of stock of $4,905,000 over the prior year, partially offset by an increase in repayments of debt of $2,534,000 over the prior year.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. In addition, we have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our full concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy and the effect of world events in general and the tourism industry in particular. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $1,053,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On April 20, 2005, we received a notice from the Equal Employment Opportunity Commission (EEOC) that an employee in a Tampa Shells restaurant had filed a charge of discrimination with the EEOC. Specifically, this employee claimed age discrimination in violation of the Age Discrimination in Employment Act of 1964. Based on our investigation to date, we believe the charge is without merit and intend to vigorously defend our position.

On April 28, 2005, the Company received notification from a law firm representing three holders of our then outstanding debentures, each in the principal amount of $40,000. The notification demanded payment of the debentures in full plus accrued interest and penalties owed thereon. The notification stated that the holders had authorized the law firm to commence legal action against the Company unless the amounts owed under the debentures were repaid in full within 10 days of the date of the letter. The debentures, related accrued interest and penalties were paid in full on May 24, 2005.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to our financial position, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2005, we sold an aggregate of 461,954 units in a private placement to accredited investors, at an aggregate purchase price of $6.9 million. Each unit consisted of (i) one share of our Series B Convertible Preferred Stock convertible into 20 shares of our common stock, subject to adjustment under certain circumstances, and (ii) a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share. We sold the units in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder based upon, among other things, written investment representations of the purchasers as to their status as accredited investors (as that term is defined in Regulation D). In addition, the certificates representing the shares of Series B Convertible Preferred Stock and warrants issued in the financing each bear customary restrictive stock legends. In addition, we issued a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit to the placement agent in our May 2005 financing. We realized net proceeds of approximately $5.8 million from the financing. Of the total proceeds from securities issued, $1,282,000 represented related party debt and $348,000 represented existing convertible debentures, all of which converted into the securities issued in the transaction. We used the proceeds from the private placement to retire the remaining $2,232,000 of loans and accrued interest from debenture holders and $8,000 of related party accrued interest. As a condition to the transaction, our existing $1,600,000 revolving line of credit previously scheduled to expire on the closing of the transaction, was extended to May 23, 2007. The remainder of the net proceeds from the offering, together with the $1,600,000 line of credit and proceeds from an anticipated sale/leaseback financing, is anticipated to be used to complete the remodeling of our existing restaurants, and, to the extent funds are available, acquire and build out new restaurant locations. Additionally, in conjunction with the private placement, $500,000 principal amount of related party debt was used to exercise warrants to purchase 1,000,000 shares of our common stock.

Employees exercised stock options and were issued 11,000 shares of common stock during the second quarter of 2005 for which proceeds of $4,840 were received. The proceeds were used for working capital purposes.

Item 3.  Defaults Upon Senior Securities

In accordance with the $2,375,000 12% convertible debentures dated December 7, 2004, the original principal amount of each note, plus interest, was due no later than April 5, 2005. On May 24, 2005, the debentures, related accrued interest and penalties were paid in full (to the extent not converted into securities sold in the May 2005 private placement).

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2005, at our company’s Annual Meeting of Stockholders, the following directors were elected by the votes indicated:

Philip R. Chapman:	14,013,944 For, 22,930 Against or Withheld, 0 Abstaining
Leslie J. Christon:	14,021,400 For, 15,474 Against or Withheld, 0 Abstaining
Robert S. Ellin:	14,012,575 For, 24,299 Against or Withheld, 0 Abstaining
Michael R. Golding:	14,019,585 For, 17,289 Against or Withheld, 0 Abstaining
Gary L. Herman:	14,010,705 For, 26,169 Against or Withheld, 0 Abstaining
Christopher D. Illick:	14,020,200 For, 16,674 Against or Withheld, 0 Abstaining
Jay A. Wolf:	14,003,849 For, 33,025 Against or Withheld, 0 Abstaining

At this Annual Meeting, our stockholders approved certain amendments to our 2002 Equity Incentive Plan, including an amendment to increase the number of shares of common stock issuable under the Plan from 1,850,000 to 5,000,000. The vote was 10,319,079 For, 114,355 Against or Withheld, and 5,890 Abstaining.

Also at this Annual Meeting, our stockholders approved an additional increase in the authorized shares of our common stock, $0.01 par value per share, from 40,000,000 shares to 58,000,000 shares. An increase in the capitalization of our common stock was previously announced in March 2005 from 20,000,000 shares to 40,000,000 shares. The vote was 14,003,768 For, 28,416 Against or Withheld, and 4,690 Abstaining.

Item 5. Other Information
None

Item 6. Exhibits

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

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Leslie J. Christon
President and Chief Executive Officer
August 17, 2005

/s/ Warren R. Nelson
Executive Vice President and Chief Financial Officer
August 17, 2005