Form 10-Q
period 2005-10-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2005-11-16
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 2, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 14, 2005
Common stock, $0.01 par value	16,134,817

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

Any forward-looking statements included in this Quarterly Report speak only as of the date of this document. We are not undertaking any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 2, 2005	January 2, 2005
ASSETS
Cash	$2,377,588	$2,349,519
Inventories	463,241	396,823
Other current assets	479,830	497,178
Receivables from related parties	93,217	109,477
Total current assets	3,413,876	3,352,997
Property and equipment, net	9,427,113	7,095,922
Goodwill	2,474,407	2,474,407
Other assets	794,027	535,376
Prepaid rent	352,512	59,956
TOTAL ASSETS	$16,461,935	$13,518,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,279,938	$2,311,584
Accrued expenses	2,026,636	2,567,026
Sales tax payable	212,916	202,666
Convertible debentures and interest payable	–	2,395,301
Current portion of long-term debt	174,889	515,764
Total current liabilities	4,694,379	7,992,341
Notes and deferred interest payable to related parties	–	2,238,941
Long-term debt, less current portion	1,029,983	1,494,845
Deferred rent	822,185	849,287
Total liabilities	6,546,547	12,575,414

Minority partner interest	459,848	441,618

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 23,731 and 35,275 shares issued and outstanding	237	353
Series B - 461,954 shares issued and outstanding	4,620	–
Common stock, $0.01 par value; authorized 58,000,000 and
20,000,000 shares, respectively; 15,763,737 and 8,565,406 shares
issued and outstanding, respectively	157,637	85,654
Additional paid-in-capital	23,386,893	14,926,627
Accumulated deficit	(14,093,847)	(14,511,008)
Total stockholders’ equity	9,455,540	501,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,461,935	$13,518,658

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	13 Weeks Ended
	October 2, 2005	September 26, 2004

REVENUES	$10,240,800	$8,682,534

COST AND EXPENSES:
Cost of revenues	3,434,535	2,957,369
Labor and other related expenses	3,350,762	2,902,216
Other restaurant operating expenses	2,884,210	2,440,345
General and administrative expenses	1,070,455	770,571
Depreciation and amortization	408,164	271,793
	11,148,126	9,342,294
LOSS FROM OPERATIONS	(907,326)	(659,760)

OTHER INCOME (EXPENSE):
Interest expense	(35,829)	(552,481)
Interest income	5,948	107
Other income, net	837,800	464,636
	807,919	(87,738)
LOSS BEFORE ELIMINATION OF MINIORITY PARTNER INTEREST AND INCOME TAXES	(99,407)	(747,498)

ELIMINATION OF MINORITY PARTNER INTEREST	(52,500)	(51,006)

LOSS BEFORE PROVISION FOR INCOME TAXES	(151,907)	(798,504)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(151,907)	$(798,504)

NET LOSS PER SHARE OF COMMON STOCK:
Basic	$(0.01)	$(0.17)
Diluted	$(0.01)	$(0.17)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	15,700,814	4,812,740
Diluted	15,700,814	4,812,740

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	39 Weeks Ended
	October 2, 2005	September 26, 2004

REVENUES	$34,685,873	$32,270,804

COST AND EXPENSES:
Cost of revenues	11,431,721	10,798,148
Labor and other related expenses	10,511,226	9,900,136
Other restaurant operating expenses	8,404,977	7,761,611
General and administrative expenses	2,858,605	2,430,128
Depreciation and amortization	1,139,731	850,579
Pre-opening expenses	303,206	–
	34,649,466	31,740,602

INCOME FROM OPERATIONS	36,407	530,202

OTHER INCOME (EXPENSE):
Lease buy-out option	600,000	–
Provision for impairment of assets	(211,000)	–
Interest expense	(380,090)	(759,605)
Interest income	13,431	2,301
Other income, net	560,171	521,956
	582,512	(235,348)
INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	618,919	294,854

ELIMINATION OF MINORITY PARTNER INTEREST	(201,758)	(190,558)

INCOME BEFORE PROVISION FOR INCOME TAXES	417,161	104,296

PROVISION FOR INCOME TAXES	–	–

NET INCOME	$417,161	$104,296

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.03	$0.02
Diluted	$0.02	$0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	14,381,962	4,722,503
Diluted	21,106,791	11,378,113

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
OPERATING ACTIVITIES:	October 2, 2005	September 26, 2004
Net income	$417,161	$104,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,139,729	850,579
Interest expense on warrants issued	–	446,000
Insurance proceeds net of hurricane-related expenses	–	(497,242)
Gain on disposal of assets	(695,376)	(98,023)
Loss on sale of assets applied against reserves	–	24,776
Lease buy-out option	(600,000)	–
Provision for impairment of assets	211,000	–
Minority partner net income allocation	201,758	190,558
Changes in current assets and liabilities	587,552	(579,224)
Changes in assets and liabilities:
(Increase) decrease in prepaid rent	(315,556)	11,716
(Increase) decrease in other assets	(277,289)	18,319
Increase in accrued interest to related parties	–	115,003
Decrease in deferred rent	(27,102)	(60,005)
Total adjustments	224,716	422,457
Net cash provided by operating activities	641,877	526,753

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out option	600,000	–
Proceeds from sale of assets	1,643,859	88,776
Purchase of property and equipment	(4,588,765)	(600,148)
Net cash used in investing activities	(2,344,906)	(511,372)

FINANCING ACTIVITIES:
Proceeds from debt financing	533,545	162,292
Repayment of debt	(3,579,054)	(312,734)
Proceeds from issuance of stock	4,960,135	16,800
Distributions to minority partner	(183,528)	(220,336)
Net cash provided by (used in) financing activities	1,731,098	(353,978)
Net increase (decrease) in cash	28,069	(338,597)

CASH AT BEGINNING OF PERIOD	2,349,519	723,939
CASH AT END OF PERIOD	$2,377,588	$385,342

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	39 Weeks Ended
	October 2, 2005	September 26, 2004
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(66,418)	$(23,575)
Receivables from related parties	16,260	7,871
Other current assets	17,348	6,043
Accounts payable	(31,646)	(387,482)
Accrued expenses	641,758	(131,841)
Sales tax payable	10,250	(50,240)
Increase in accrued interest to related parties	–	–
Change in current assets and liabilities	$587,552	$(579,224)

Supplemental disclosure of cash flow information:
Cash paid for interest	$309,777	$197,552
Cash from hurricane-related insurance recoveries	$357,198	$–
Financing costs, line of credit	$80,000	$–
Cash paid for income taxes	$–	$634

Non-cash operating and investing activities:

•	Warrant valuation reserves of $440,000 were applied to Paid in Capital in September 2005 upon the registration of the underlying common stock with the Securities and Exchange Commission.

•	Warrant valuation reserves of $284,364 and $223,000 relating to the exercise of warrants were applied to Paid in Capital in the first and second quarters of 2005, respectively.

•	Principal on related party debt of $500,000 was used by the noteholders to acquire common stock in conjunction with the exercise of warrants in each of March and May 2005.

•	Principal and accrued interest of $347,588 was used by the debenture holders to acquire Series B Preferred Stock in May 2005.

•	Principal and accrued interest on related party debt of $1,281,666 was used by the noteholders to acquire Series B Preferred Stock in May 2005.

•	Asset impairment charges of $158,335 were applied to reduce the basis of fixed assets damaged by a fire in September 2004.

•	Accrued interest to related parties of $165,315 was refinanced through a second mortgage in June 2004 and classified as long-term debt.

•	Insurance reserves of $96,000 have been applied to asset impairment charges in June 2004.

•	Loss on sale of assets applied against reserves of $24,776 reduced net book value of property and equipment by $19,062 and deferred rent by $5,714 in June 2004.

•	Deferred rent of $114,602 was applied to gain on sale of restaurant in April 2004.

•	Asset impairment charges of $110,000 were applied against gain on sale of restaurant in April 2004.

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 2, 2005	35,275	$353			8,565,406	$85,654	$14,926,627	$(14,511,008)	$501,626

Net income								417,161	417,161

Preferred stock issued			461,954	$4,620			5,787,018		5,791,638

Preferred stock converted	(11,544)	(116)			57,720	577	(461)		-

Warrants exercised					7,123,011	71,230	2,226,153		2,297,383

Warrant valuation reserve
(See Note 5)							440,000		440,000
Stock options exercised					17,600	176	7,556		7,732
Balance at October 2, 2005	23,731	$237	461,954	$4,620	15,763,737	$157,637	$23,386,893	$(14,093,847)	$9,455,540

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

NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Weeks Ended	October 2, 2005	September 26, 2004

Net loss applicable to common stock	$(151,907)	$(798,504)

Weighted common shares outstanding	15,700,814	4,812,740
Basic net loss per share of common stock	$(0.01)	$(0.17)
Effect of dilutive securities:
Preferred stock	–	–
Warrants	–	–
Stock options	–	–
Diluted weighted common shares outstanding	15,700,814	4,812,740
Diluted net loss per share of common stock	$(0.01)	$(0.17)

39 Weeks Ended	October 2, 2005	September 26, 2004

Net income applicable to common stock	$417,161	$104,296

Weighted common shares outstanding	14,381,962	4,722,503
Basic net income per share of common stock	$0.03	$0.02
Effect of dilutive securities:
Preferred stock	4,593,561	253,530
Warrants	1,624,006	6,274,995
Stock options	507,262	127,085
Diluted weighted common shares outstanding	21,106,791	11,378,113
Diluted net income per share of common stock	$0.02	$0.01

The loss per share calculations for the 13 weeks ended October 2, 2005 and September 26, 2004 excluded warrants, options and other dilutive securities to purchase an aggregate of 20,290,793 and 11,587,560 shares of common stock, respectively, as they were anti-dilutive.

The earnings per share calculations for the 39 weeks ended October 2, 2005 and September 26, 2004 excluded warrants and options to purchase an aggregate of 3,171,398 and 568,845 shares of common stock, respectively, as the exercise prices of these warrants and options were greater than the average market price of the common shares.

NOTE 3.  STOCK COMPENSATION PLANS

At October 2, 2005, we had four stock-based employee compensation plans, one of which expired in accordance with its terms on September 10, 2005, upon its tenth anniversary. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

On June 22, 2005, the Compensation Committee and the Board of Directors of the Company approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.85 per share (the then market value) previously awarded to its employees, including its executive officers, and its directors under the Plan that were originally scheduled to vest during 2006. The acceleration of vesting is effective for stock options outstanding as of June 22, 2005. Options to purchase approximately 295,000 shares of common stock or 18.5% of the Company’s outstanding unvested options (of which options to purchase approximately 233,000 shares or 14.6% of the Company’s outstanding unvested options are held by the Company’s executive officers and directors) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was $1.10.

The purpose of the acceleration was to enable the Company to avoid recognition of compensation expense associated with those options in future periods in its consolidated statements of income, upon adoption of FASB Statement No. 123-R (Share-Based Payment) in December 2005. The pre-tax charge which the Company expects to avoid in 2006 is approximately $87,000 based on the original vesting periods. The Company also believes that because many of the options that were accelerated had exercise prices in excess of the market value of the Company’s common stock on the date that the determination was made to accelerate the options, those options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Based on the vesting schedules of stock options outstanding as of October 2, 2005, net of the effect of the acceleration of vesting discussed previously, adoption of revised FASB Statement No. 123-R is expected to result in the recognition of compensation expense of approximately $37,000 in fiscal 2006, $206,000 in fiscal 2007 and $198,000 in fiscal 2008. The fair value was estimated using the Black-Scholes option-pricing model. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s common stock price, (ii) the periods of time over which employees and directors are expected to hold their options prior to exercise (expected term), (iii) expected dividend yield on the Company’s common stock, and (iv) risk-free interest rates, which are based on quoted U.S. Treasury rates for securities with maturities approximating the options’ expected term. Expected volatility has been estimated based on the change in the Company’s stock price over the past 12 months. Expected term is based on the Company’s limited historical exercise experience with option grants with similar exercise prices. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. The following table summarizes the weighted average values of the assumptions used in computing the fair value of option grants:

	Quarter Ended (Unaudited)
Assumptions used in computing fair value of option grants:	January 2, 2005	April 3, 2005	July 3, 2005	October 2, 2005
Volatility	44.4%	71.7%	57.0%	39.0%
Weighted-average estimated life	5 years	5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	3.41%	3.69%	4.01%	4.00%
Dividend yield	0	0	0	0

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs”, which amended Accounting Research Bulletin No. 43, Chapter 4. The amendments made by FASB Statement No. 151 will alter financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FASB Statement No. 151 are to be applied prospectively. Adoption of FASB Statement No. 151 is not expected to materially impact our consolidated financial statements.

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

NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	(Unaudited)
	October 2, 2005	January 2, 2005
Accrued payroll	$976,342	$776,652
Accrued insurance	8,171	26,382
Restaurant closing expenses	187,792	216,677
Warrant valuation reserve	–	947,364
Accrued property taxes	407,453	12,560
Other	332,842	335,893
Unearned gift card revenue	114,036	251,498
	$2,026,636	$2,567,026
The warrant valuation reserve consists of the following:

	(Unaudited)
Date and description	October 2, 2005	January 2, 2005

January 2002 at inception of $2,000,000 financing	$–	$61,364
August 2004 for the extension of maturity date of above	–	446,000
December 2004 at inception of debentures	–	440,000
	$–	$947,364

The warrant valuation reserve related to warrants issued as inducements to creditors in various financing transactions. In each case, the warrants were valued by an independent valuation expert. The reserves were transferred to Paid In Capital upon the earlier of the exercise of the warrants or the registration of the underlying common stock in accordance with Emerging Issues Task Force Issue 00-19 (“EITF-0019”), “Accounting for Derivative Financial Instruments to, and Potentially Settled in a Company’s Own Stock.” Such registration of our common stock became effective with the Securities and Exchange Commission on September 13, 2005. The warrants and related calculations are discussed below.

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

In December 2004, as part of the then $2,375,000 financing, the purchasers of the convertible debentures were issued warrants as an inducement for the loans. Warrants to purchase 1,971,250 shares of common stock were valued at $440,000, or $0.223 per share based on an independent valuation completed in August 2004. Since this valuation was five months old, the Company considered other factors to support its use, specifically: (i) the stock price was $0.60 on both of August 4, 2004 and December 6, 2004, (ii) a Black-Scholes calculation indicated that a valuation between $0.20 and $0.25 per share was appropriate, and (iii) the August 4 valuation fell within an acceptable range of a min-max calculation based on the proposed future range of the exercise price of the warrants. On September 13, 2005, the warrant valuation reserve was transferred to Paid in Capital upon the registration of the underlying common stock with the Securities and Exchange Commission. The $440,000 warrant valuation was allocated to interest expense and financing costs based upon the number of warrants issued to investors and the placement agent, respectively. Warrants issued to investors to purchase 1,187,500 shares of common stock were valued at $265,000 and charged to interest expense at the commitment date due to the short-term (4-months) nature of the debentures. Warrants to purchase 783,750 shares of common stock were issued to the placement agent, valued at $175,000 and charged to financing costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Comparable restaurant sales rose 10% at Shells during the third quarter of fiscal 2005, the fourth consecutive quarterly increase. The increase in same store sales was due to greatly improved sales trends attained by the company’s remodeled stores and significantly favorable sales comparisons to the 2004 quarter, which were negatively impacted by several lost operating days and revenues due to the Florida hurricanes; partially offset by unfavorable sales trends from the company’s non-remodeled restaurants. Revenues for the quarter were also higher, up 17.9% to $10,241,000 from $8,682,000 in the comparable period in 2004, primarily due to the same store sales increase.

We incurred a net loss for the quarter of $152,000, compared to a $799,000 net loss for the third quarter of 2004. Exclusive of non-recurring income of $858,000 and $51,000, respectively, the net losses for the third quarters of 2005 and 2004 were $1,010,000 and $850,000, respectively.

The third quarter loss was due to a combination of softening sales late in the quarter and higher expenses for depreciation, occupancy, utilities and administrative labor relating to expansion and training. Our operating performance was indirectly impacted by the Hurricane Katrina disaster in September with increased energy costs leading to higher food prices for some items and consumer anxiety leading to a weakening of sales.

Certain investment expenses tied to the company’s ongoing remodeling program and new restaurant development efforts were also reflected in the operating results. These expenses include hiring restaurant managers for new restaurants yet to open, increasing home office resources to support anticipated new growth, and additional training to ensure proper service and execution levels. Continuing to invest in recruiting, hiring and properly training the most qualified people continues to be a vital part of our ongoing turnaround and growth strategy. To retain current guests and attract new ones requires relentless focus on guest service and operating standards.

To address escalating cost pressures, we have reengineered some of our promotional strategies, adjusted pricing on certain items and implemented various action steps to tighten operating costs. We are taking these measures while focusing on our efforts not to sacrifice any component of guest satisfaction at our restaurants.

Despite the challenges we faced in the third quarter, sales at our remodeled restaurants continue to be very strong and our guests continue to embrace the changes we have made to improve the Shells concept. We completed the remodeling of three additional restaurants during the third quarter of 2005. During the fourth quarter of 2005, we plan to complete an additional six remodelings for a total of 19 restaurants remodeled by 2005 year-end with our contemporary new look.

In addition, we recently signed two new restaurant leases, to relocate an existing restaurant in Stuart, Florida, to a more preferable location and to open a new restaurant in St. Petersburg, Florida. We believe we are well-positioned to execute our growth plan while favorably managing the increased operating pressures we face.

The following table sets forth, for the periods indicated, the percentages which the items in our Company’s Consolidated Statements of Income bear to total revenues.

	13 Weeks Ended		39 Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

REVENUES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of revenues	33.5%	34.1%	33.0%	33.5%
Labor and other related expenses	32.7%	33.4%	30.3%	30.7%
Other restaurant operating expenses	28.2%	28.1%	24.2%	24.1%
Total restaurant costs and expenses	94.4%	95.6%	87.5%	88.3%

General and administrative expenses	10.5%	8.9%	8.2%	7.5%
Depreciation and amortization	4.0%	3.1%	3.3%	2.6%
Pre-opening expenses	0.0%	0.0%	0.9%	0.0%
Income (loss) from operations	-8.9%	-7.6%	0.1%	1.6%

Lease buy-out option	0.0%	0.0%	1.7%	0.0%
Provision for impairment of assets	0.0%	0.0%	-0.6%	0.0%
Interest expense, net	-0.3%	-6.4%	-1.1%	-2.3%
Other income, net	8.2%	5.4%	1.6%	1.6%
Elimination of minority partner interest	-0.5%	-0.6%	-0.6%	-0.6%
Income (loss) before provision for taxes	-1.5%	-9.2%	1.1%	0.3%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net income (loss)	-1.5%	-9.2%	1.1%	0.3%

RESULTS OF OPERATIONS

13 weeks ended October 2, 2005 and September 26, 2004

Revenues. Total revenues for the third quarter of 2005 were $10,241,000 as compared to $8,683,000 for the third quarter of 2004. The $1,558,000, or 17.9%, increase in revenues was primarily due to a 10.0% increase in comparable store sales and the addition of one restaurant, giving 26 restaurants as of quarter ended October 2, 2005. The increase in same store sales was due to greatly improved sales trends attained by the company’s remodeled stores and significantly favorable sales comparisons to the 2004 quarter, which were negatively impacted by lost operating days and revenues due to the Florida hurricanes; partially offset by unfavorable sales trends from the company’s non-remodeled restaurants. Adjusting for the estimated hurricane-related sales loss, same store sales for the third quarter of 2005 increased 0.8% from the comparable period in 2004. Comparisons of same store sales include only stores that were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 33.5% for the third quarter of 2005 compared to 34.1% for the third quarter of 2004. This improvement in cost of revenues as a percentage of revenues primarily related to menu price increases implemented during the second quarter of 2005 to compensate for the Florida minimum wage increase and higher costs in 2004 relating to elevated chicken and dairy procurement costs. We are continually attempting to anticipate and reacting to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor and other related expenses. Labor and other related expenses as a percentage of revenues decreased to 32.7% during the third quarter of 2005 as compared to 33.4% for the third quarter of 2004. This decrease was primarily due to a reduction in kitchen and management wages as a percent of revenues due to increased sales leverage, offset in part by increases in server wages as a percent of revenues as affected by our enhanced service standards and the Florida minimum wage increase in May 2005.

Other restaurant operating expenses. Other restaurant operating expenses as a percentage of revenues increased to 28.2% for the third quarter of 2005 compared to 28.1% for the third quarter of 2004. The increase primarily was due to increased occupancy costs mostly related to the new restaurant and utilities expenses from significantly higher electricity and gas costs.

General and administrative expenses. General and administrative expenses were $1,070,000, or 10.5% of revenues, and $771,000, or 8.9% of revenues, for the third quarters of 2005 and 2004, respectively. The increase over the prior year is primarily related to salaries and wages relating to expansion and growth initiatives, including recruiting and training.

Depreciation and amortization. Depreciation and amortization expense was $408,000, or 4.0% of revenues, and $272,000, or 3.1% of revenues, for the third quarters of 2005 and 2004, respectively. The increase over prior year related to increases in depreciation of remodeled restaurants.

Interest expense, net. Interest expense, net, was $30,000 in the third quarter of 2005 compared to $552,000 in the third quarter of 2004. Interest expense, net, in the third quarter of 2004 included a non-recurring charge of $446,000 related to warrants issued in connection with an agreement by investors to extend the maturity dates of two then outstanding $1,000,000 promissory notes. Exclusive of this non-recurring item, interest expense was $106,000 in the third quarter of 2004. The decrease over the prior year primarily related to the May 2005 retirement of the two $1,000,000 promissory notes which were converted into common and preferred stock.

Other income, net. Other income, net, was $838,000 in the third quarter of 2005 compared to $465,000 in the third quarter of 2004. During the third quarter of 2005, we completed a sale/leaseback transaction of our Winter Haven restaurant, providing net cash proceeds of $933,000. The book gain on the sale/leaseback transaction, net of remodeling-related fixed asset disposals, was $858,000. During the third quarter of 2004, we recognized a $497,000 gain from hurricane-related insurance proceeds in excess of related expenses and losses from disposal of damaged assets, which were applied against assets that were previously impaired or had been fully depreciated. Exclusive of these non-recurring items, other expense, net, for the third quarters of 2005 and 2004 was $20,000 and $32,000, respectively.

Provision for income taxes. No provision for or benefit from income taxes was recognized for the third quarter of 2005 or 2004 based on annual projected taxable income, as adjusted for net operating loss and tax credit carry forwards.

Loss from operations and net loss. As a result of the factors discussed above, we had a loss from operations of $907,000 for the third quarter of 2005 compared to a loss from operations of $660,000 for the third quarter of 2004. We had a net loss of $152,000 for the third quarter of 2005 compared to $799,000 for the third quarter of 2004. Exclusive of non-recurring items in the third quarter of 2005 and 2004, the net loss was $1,010,000 and $850,000, respectively.

39 weeks ended October 2, 2005 and September 26, 2004

Revenues. Total revenues for the 39 weeks ended October 2, 2005 were $34,686,000 as compared to $32,271,000 for the 39 weeks ended September 26, 2004. The $2,415,000, or 7.5%, increase primarily was due to an increase in same store sales of 7.7% reflecting an increase in check average from menu price increases implemented during the second quarter of 2005 to compensate for the Florida minimum wage increase, partially offset by slightly declining guest counts compared to last year. In 2005, we opened a new restaurant at the end of the first quarter. In 2004, we closed three restaurants, one in each of the first three quarters. Adjusting for the estimated hurricane-related sales loss, same store sales for the 39 week period of 2005 increased 5.0% from the comparable period in 2004.

Cost of revenues. The cost of revenues as a percentage of revenues decreased to 33.0% for the 39 weeks ended October 2, 2005 from 33.5% for the comparable period in 2004. This improvement in cost of revenues as a percentage of revenues primarily related to menu price increases implemented to compensate for the Florida minimum wage increase. Additionally, cost of revenues in 2004 was negatively impacted by elevated chicken and dairy procurement costs.

Labor and other related expenses. Labor and other related expenses were 30.3% as a percentage of revenues for the 39 weeks ended October 2, 2005 compared to 30.7% for the 39 weeks ended September 26, 2004. We benefited from second quarter non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions and corresponding refunds of $344,000 and $161,000 in 2005 and 2004, respectively, of which $330,000 and $142,000 were allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of revenues was 31.3% and 31.1% for the 39 weeks of 2005 and 2004, respectively. This increase over prior year primarily was related to the Florida minimum wage increase which became effective in May 2005 and our investment in training to elevate guest service levels.

Other restaurant operating expenses. Other restaurant operating expenses were 24.2% and 24.1% of revenues for the 39 weeks ended October 2, 2005 and September 26, 2004, respectively.

General and administrative expenses. General and administrative expenses were $2,859,000, or 8.2% of revenues, and $2,430,000, or 7.5% of revenues, for the 39 weeks ended October 2, 2005 and September 26, 2004, respectively. Excluding non-recurring severance pay of $39,000 in fiscal 2004, general and administrative expenses were 7.4% of revenues for the 39 weeks ended September 26, 2004. The increase over the prior year was primarily related to salaries and wages relating to expansion and growth initiatives, including recruiting and training.

Depreciation and amortization. Depreciation and amortization expense was $1,140,000, or 3.3% of revenues, and $851,000, or 2.6% of revenues, for the 39 weeks ended October 2, 2005 and September 26, 2004, respectively. The increase related to additional depreciation for remodeling expenditures incurred in 2004 and 2005.

Pre-opening expenses. Pre-opening expenses of $303,000 for the 39 weeks ended October 2, 2005 related to the new restaurant which opened on March 22, 2005 at Clearwater Beach, Florida. There were no restaurant openings in 2004.

Lease buy-out option. In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby on February 22, 2005, the landlord paid $600,000 to Shells for an option to buy-out the lease. Commencing February 22, 2006, the landlord can provide notice of lease termination to Shells. Thereafter, we have 60 days to wind down business and vacate the premises.

Provision for impairment of assets. The provision for impairment of assets of $211,000 occurred on February 22, 2005 due to a valuation adjustment for the St. Pete Beach location for an expected shortened lease period relating to the lease buy-out option discussed above. There was no provision in the 39 weeks ended September 26, 2004.

Interest expense, net. Interest expense, net, was $367,000 in the 39 weeks ended October 2, 2005 compared to $757,000 in the same period of 2004. Exclusive of a non-recurring charge, net interest expense was $311,000 for the 39 weeks ended September 26, 2004. A non-recurring charge of $446,000 in 2004 related to warrants issued in connection with an agreement by investors to extend the maturity dates of two then outstanding $1,000,000 promissory notes. The increase over prior year primarily related to interest expense, at 12% per annum, and late payment penalties on the $2,375,000 aggregate principal amount of debentures, which we issued in December 2004 and repaid on May 25, 2005, partially offset by a reduction in interest expense relating to the retirement of the two $1,000,000 promissory notes in May 2005.

Other income, net. Other income, net, was $560,000 in the 39 weeks ended October 2, 2005 compared to $522,000 in the same period of 2004. Exclusive of non-recurring items, other expense was $56,000 and $64,000 for the 39 weeks ended October 2, 2005 and September 26, 2004, respectively. During 2005, non-recurring items included an $891,000 gain on a sale/leaseback transaction, partially offset by losses on disposal of assets of $195,000 relating to the write-down of fixed assets replaced during remodeling, and financing costs of $80,000 paid by us for a $1.6 million line-of-credit availability. During 2004, non-recurring income included a $497,000 gain from hurricane-related insurance proceeds in excess of related expenses and losses from the disposal of damaged assets, which were applied against assets that were previously impaired or had been fully depreciated, and a gain of $89,000 relating to the sale of a restaurant location.

Provision for income taxes. No provision for or benefit from income taxes was recognized for the 39 weeks of 2005 or 2004 based on annual projected taxable income, as adjusted for net operating loss and tax credit carry forwards.

Income from operations and net income. As a result of the factors discussed above, our income from operations was $36,000 for the 39 weeks ended October 2, 2005 compared to $530,000 for the same period in 2004. Exclusive of non-recurring items, our loss from operations was $5,000 for the 39 weeks ended October 2, 2005 compared to income from operations of $408,000 for the same period in 2004. Our net income for the 39 weeks ended October 2, 2005 was $417,000 compared to $104,000 in the same period in 2004. Exclusive of non-recurring items, our net loss was $628,000 and $158,000 for the 39 weeks ended October 2, 2005 and September 26, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 29, 2005, we completed a sale and simultaneous leaseback of our restaurant in Winter Haven, Florida with Fortress Realty Investment, LLC at a sale price of $1,667,000. We used $547,000 of the proceeds from the sale leaseback transaction to retire two notes on the Winter Haven property. We are seeking additional capital through financing new restaurant equipment and through an additional sale leaseback transaction contemplated for a company owned restaurant property.

We remodeled three restaurants in the third quarter of 2005. We anticipate completing an additional six remodels in the fourth quarter for a total of 19 of our 21 company owned restaurants remodeled by the end of 2005. We anticipate that the total investment by the company to remodel these 19 restaurants will be approximately $3.6 million, of which approximately $2.3 million has been invested to date.

Additionally, we signed two restaurant leases in October 2005, one for a new restaurant location in St. Petersburg, Florida and another in Stuart, Florida to relocate an existing restaurant to a preferable location. The relocation of the Stuart, Florida restaurant was completed on November 15, 2005. The St. Petersburg, Florida restaurant is scheduled to open in December 2005. As of October 28, 2005, we have drawn $800,000 of the $1,600,000 line of credit availability, to assist in the financing of these two acquisitions. We also closed an under performing restaurant in Port Charlotte, Florida in November 2005.

We believe, based on our current outlook, that our current cash position and cash flows from operations will be adequate to satisfy our contemplated cash requirements over the next twelve months.

We have, from time-to-time utilized, and to the extent applicable may utilize real estate mortgage and restaurant equipment financing with various banks or financing institutions as necessary, to help support our cash flow needs. We also may utilize as a form of financing, a sale/leaseback option on one owned restaurant property. In the event that our plans change, assumptions prove to be inaccurate, or due to unanticipated expenses, and in the event projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all.

As of October 2, 2005, our current liabilities of $4,694,000 exceeded current assets of $3,414,000, resulting in a working capital deficiency of $1,280,000. In comparison, the January 2, 2005 working capital deficiency was $4,639,000. The favorable decrease in the working capital deficiency primarily related to the repayment of the convertible debentures in May 2005 with the proceeds from the equity financing, along with a reduction in accrued expenses. The reduction in accrued expenses was due to the retirement of the warrant valuation reserve, partially offset by an increase in accrued property taxes. Our operating leverage has improved. We may still encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant disposition or pre-opening costs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 39 weeks ended October 2, 2005 was $642,000 compared to $527,000 for the comparable period in 2004. The net increase of $115,000 compared to the same period in 2004 primarily related to favorable variances in net income, accrued expenses and accounts payable, partially offset by unfavorable increases in prepaid rent and prepaid construction deposits.

The cash used in investing activities was $2,345,000 for the 39 weeks ended October 2, 2005 compared to $511,000 for the same period in 2004. The net increase in cash used in investing activities of $1,834,000 was due to $3,989,000 in additional capital expenditures over the prior year, partially offset by $2,155,000 in additional proceeds on the sale of assets and lease options over the prior year. The additional capital expenditures related to the acquisition and remodeling of our new Clearwater Beach restaurant, along with the remodeling of 10 existing restaurants. Proceeds on the sales of assets of $1,644,000 in the first three quarters of 2005 related to the sale leaseback of the Winter Haven location and proceeds of $600,000 related to the lease buy-out option, compared to $89,000 in proceeds on the sale of assets in the 2004 comparable period.

The cash provided by financing activities was $1,731,000 for the 39 weeks ended October 2, 2005 compared to cash used in financing activities of $354,000 for the comparable period in 2004. The net increase of $2,085,000 over the prior year primarily related to an increase in net proceeds from the issuance of stock of $4,943,000 over the prior year, partially offset by an increase in repayments of debt of $3,266,000 over the prior year.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $497,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

Item 4.  Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by SEC Rule 13a-15(b), we have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our management with the participation of the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective (as such term is defined under Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On April 20, 2005, we received a notice from the Equal Employment Opportunity Commission (EEOC) that an employee in a Tampa Shells restaurant had filed a charge of discrimination with the EEOC. Specifically, this employee claimed age discrimination in violation of the Age Discrimination in Employment Act of 1964. On October 3, 2005, the EEOC issued a determination in the form of a Dismissal and Notice of Rights indicating that based upon its investigation, the EEOC was unable to conclude that the information obtained established violations of the statutes.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcome of which, singly or in the aggregate, is not expected to be material to our financial position, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, investors converted 11,544 shares of our Series A Preferred Stock into 57,720 shares of our common stock. Shells did not receive any cash for these conversions. This issuance of shares of our common stock upon conversion of our Series A Preferred Stock was made in reliance on the exemption provided by section 3(a)(9) and section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Registration of our common stock with the Securities and Exchange Commission became effective on September 13, 2005 relating to the registration statement filed on July 8, 2005 for 27,772,411 shares, as amended.

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

SHELLS SEAFOOD RESTAURANTS, INC.

November 16, 2005	By:	/s/ Leslie J. Christon

President and Chief Executive Officer

November 16, 2005	By:	/s/ Warren R. Nelson

Executive Vice President and Chief Financial Officer