Form 10-K
period 2006-01-01
SHELLS SEAFOOD RESTAURANTS INC
filed 2006-04-17
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 0-28258

______________

SHELLS SEAFOOD RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0427966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16313 North Dale Mabry Highway, Suite 100, Tampa, Florida 33618	(813) 961-0944
(Address of principal executive office) (Zip code)	(Issuer’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 3, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (which for these purposes excludes directors, executive officers, and ten-percent holders of stock) was $3,067,000 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2006
Common Stock, $0.01 par value per share	16,201,497 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended January 1, 2006 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 18, 2006 (Proxy Statement)	Part III

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In addition to seasonal fluctuations, our quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect our revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food and labor costs; promotional timings and seasonality; the availability of food acceptable to our quality standards at acceptable prices; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events;  competition from other restaurants and food service establishments; availability of third party financing to fund capital or operating activities; and the timing, costs and charges relating to restaurant openings, closings and remodelings. As a result of these and other factors, we may experience fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, and stock price. An investment in our company involves various risks, including those which are detailed in this document, and from time-to-time in our other filings with the Securities and Exchange Commission.

Any forward-looking statements included in this Annual Report reflect our beliefs only as of the date of this document. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

Shells Seafood Restaurants, Inc. was incorporated under the laws of the State of Florida in April 1993 and was reincorporated under the laws of the State of Delaware in April 1996. Effective December 1994, Shells, Inc., a company incorporated under the laws of the State of Florida, was merged with and into our company and became our wholly-owned subsidiary.

Concept and Strategy

Shells is a full-service, casual dining seafood concept designed to appeal to a broad range of customers by providing generous portions of high-quality seafood, warm, friendly service, and a relaxed atmosphere, at reasonable prices. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, mussels, lobster, crab and daily fresh fish specials, cooked to order in a variety of ways: steamed, sautéed, grilled, blackened and fried. In addition, our restaurants offer a wide selection of signature pasta dishes, appetizers, salads, and desserts and full bar service. All Shells restaurants are open for lunch and dinner.

As of January 1, 2006, our fiscal year end, we owned 21 Shells restaurants, owned a 51% ownership interest in one Shells restaurant and managed three additional licensee-owned Shells restaurants pursuant to contractual arrangements. All of our restaurants are located in Florida.

We believe that the seafood segment of the restaurant industry in which we operate has greater growth opportunities than other, more crowded casual dining segments. There are a relatively small number of regional and national chains serving this market, which we expect will grow and benefit from consumer seafood consumption trends. With various studies continuing to promote seafood as a healthier alternative to other center-of-the-plate protein items, we believe that consumption will continue to increase in the years ahead.

Since late 2003, we have worked to strategically reposition the Shells concept by elevating the freshness, quality and variety of our food, improving our service levels and significantly enhancing our atmosphere through remodeling our restaurants. We have implemented a two-tier pricing strategy that expands our ability to profitably build check average and sales. We have improved the price-value relationships Shells has long been known for, primarily through our seafood pastas; and expanded the appeal of our menu at higher price points, as well. We have engineered our sourcing, seasonal menu promotions and menu to allow us to deliver fresh, high-quality seafood combinations and premier menu items such as lobster. Enhancing our ability to execute these concept enhancements, we recruited new operations talent into our company, resulting in improved operating standards.

From a competitive positioning standpoint, our strategy is to offer a variety of fresher, higher-quality seafood at prices generally lower than our competitors, while continually improving our atmosphere and service to meet the rising expectations of consumers. We leverage quality, freshness, variety and value attributes through our marketing efforts. While we have elevated our overall dining experience to better compete with mainstream casual and upper-casual dining restaurants, our average check remains lower, enhancing our overall value perception with guests.

Customers have largely embraced the new Shells, and during fiscal 2005 we began to reverse a steady erosion of sales that had been taking place for several years. By the end of fiscal 2005, most of our company-owned restaurants had been remodeled with a brighter, more contemporary new look, which includes new signage, interior and exterior colors, lighting, décor and furniture. We also relocated a restaurant to a much stronger location during the year, and opened two new restaurants, the first new openings for our company in several years.

Restaurant Locations

Our managed and operated restaurants are located in the following Florida markets and cities/neighborhoods:

Tampa/Sarasota	Orlando	South Florida	West Palm Beach	Fort Myers
Brandon	Daytona Beach	Coral Springs	Stuart	Fort Myers
Clearwater Beach	Kissimmee	Davie	West Palm Beach
Holmes Beach	New Smyrna Beach	Kendall
Redington Shores	Ocala	Pembroke Pines
St. Pete Beach	Orlando	Sunrise
St. Petersburg	Winter Park
Winter Haven	Melbourne
North Tampa
Sarasota
South Tampa

From 1997 to 1999, in an attempt to diversify and minimize the seasonal affect of the Florida market, we opened 18 restaurants in various Midwest markets. Due to a variety of reasons, we sustained operating losses in these Midwest markets and discontinued our store operations in April 2001, by closing the nine units remaining at that time. We closed one under-performing Florida restaurant in 2002, and an additional three Florida restaurants in 2004. During 2005, we closed one under-performing restaurant, relocated one restaurant to a more preferable site, and opened two new locations. Also, during 2005, we agreed with one licensee restaurant to terminate its management and license agreement, and took over the licensing rights to this strategic market within Tampa. We continuously review the performance of each restaurant unit economics and location, and regularly evaluate new real estate sites in Florida for potential expansion or relocation.

Restaurant Operations

Management and Employees. We currently employ five area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical restaurant consists of one general manager, two or three assistant managers and approximately 60 other employees. Restaurant management and area directors participate in a bonus program based upon the financial results of their particular restaurant or restaurants.

Recruitment and Training. We believe that achieving customer satisfaction by providing knowledgeable, friendly, efficient service is critical to a restaurant’s long-term success. We have made significant investments in hiring and training new managers in anticipation of growth, and are fully staffed with managers for the first time in many years. We see a direct relationship between effective hiring and training and strong restaurant-level performance. We typically recruit restaurant managers with significant experience in the restaurant industry. During an 8-week training program, restaurant managers are taught to promote our team-oriented atmosphere among restaurant employees, with emphasis on preparing and serving food in accordance with strict standards, and providing friendly, courteous and attentive service. In addition, one-week courses are held quarterly for our newest managers to provide additional training on employee relations, labor control, cost control and product knowledge. The restaurant staff, through our Team Trainer program, is trained on site by restaurant managers and other staff members. As part of our drive to elevate operating standards and improve the quality of our restaurant managers, we incurred increased manager turnover during 2004. Higher-caliber, fully trained managers were hired, and in 2005 our manager turnover rate was at its lowest rate in several years.

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

Purchasing. Obtaining a reliable supply of quality ingredients with a primary focus on seafood at competitive prices is critical to our success. We have formed long-term relationships with several suppliers, manufacturers and harvesters of seafood. We purchase in bulk both fresh and frozen seafood and certain other supplies used in restaurant operations. In addition, Shells’ menu has been designed to feature seafood varieties with stable sources of supply, as well as to provide flexibility to adjust to shortages and to take advantage of occasional purchasing opportunities. We believe our diverse menu selection helps minimize the effects of shortages of most  seafood products. We generally have been able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing seafood directly from numerous suppliers and promoting certain alternative menu selections in response to availability and price of supply.

Performance Food Group of Florida has been our primary distributor since October 2002. Performance Food Group purchases and takes delivery of the products that we contract for purchase, according to our specifications and subject to our quality assurance inspections. Based on purchase orders initiated by our restaurants, Performance Food Group then sells the food products to us on a cost plus basis, and distributes the food products directly to our restaurants. From time-to-time, at our direction to facilitate a forward purchase opportunity, Performance Food Group acquires inventory in excess of normal recurring restaurant delivery and re-supply, which approximates 30 days supply. We pay interest on inventory holdings above 60-day supply levels, at an interest rate of 7.8% per annum. In addition, Performance Food Group procures, on our behalf, many of our operating supplies, and distributes and sells these products to the individual restaurants at agreed upon price mark-ups.

Quality Control. We maintain a continuous quality assurance inspection program for all of our seafood and protein purchases. Each shipment of frozen seafood or other protein is inspected through statistical sampling methods upon receipt at Performance Food Group’s distribution center for quality and conformity to our written specifications, prior to delivery to the restaurants. Fresh fish and produce are also inspected on a random basis by our quality control inspector. Randomly, we also inspect the vehicles in which these products are shipped to our restaurants. In addition, fresh fish purchased by our individual restaurants must be purchased from one of our approved suppliers and is inspected by a restaurant manager at the time of delivery. As part of our training program, restaurant employees are educated as to the correct handling and proper physical characteristics of each product.

Our area directors, general managers and assistant managers are all responsible for properly training hourly employees and for ensuring that Shells restaurants are operated in accordance with strict health, quality and food safety standards. Compliance with our quality standards is monitored by on-site visits and formal inspections by the area directors. We believe that our inspection procedures and employee training practices help to maintain high standards for quality and safety of the food and service we provide.

Advertising and Marketing

Our marketing efforts leverage the use of billboard, newspaper, radio and television advertising to raise awareness of the Shells brand and to inform new and existing customers about our promotions. The fact that our restaurants are generally clustered in particular media markets helps us obtain cost-effective advertising. We also stage in-store promotions and various local marketing efforts to help our restaurants partner with their communities.

Across most major markets, our broad scale marketing initiatives included network television, radio, outdoor, newspaper, concentrated internet and direct mail campaigns. In 2005, we launched image advertising which spotlights our brand attributes, focusing on the freshness, quality and variety of the food we serve. Our advertising efforts are designed to heighten brand awareness and drive new customer trial. During the middle of 2005, we introduced a local store marketing program, providing all of our restaurants with the resources to take advantage of an array of sales-building initiatives.

In December 2004, we entered into a one-year consulting agreement with Lawrence Wolf, principal of the Wolf Group. Mr. Wolf, as a consultant, assists our company in providing marketing services; including guidance toward building our creative strategy around the “Shells” brand positioning and providing support in coordinating our media production. This consulting agreement was renewed in December 2005 for an additional year.

In May 2005, we retained Dunn & Company, an advertising agency located in Tampa, Florida, as our agency of record. Dunn & Company assists us in the development of quarterly in-store promotions as well as the creation of  outdoor and print messages. Dunn & Company also places all media buys for Shells ensuring regional efficiencies.

Joint Venture and Third-Party Owned Restaurants

The Shells restaurant system currently consists of (i) 21 restaurants that are wholly owned by us; (ii) one restaurant, in Melbourne, Florida, in which we have a a 51% ownership interest,  and (iii) three restaurants that we manage and operate, but do not own. The remaining 49% interest in the Melbourne restaurant is indirectly owned by Wanda L. Hattaway, wife of William E. Hattaway, a former director and president of our company. In addition to the equity interest in this restaurant, we receive a management and licensing fee of 6% of the restaurant sales of the Melbourne restaurant.

Two of the managed restaurants are managed and operated by us pursuant to agreements, originally entered into in July 1993. Pursuant to these agreements, we provide management services and license proprietary information required to operate these restaurants in return for a percentage of each restaurant’s sales. The agreements, as amended in October 2001, provide for a 4% management fee until such time as sales return to near 1999 levels, and then increasing to a 6% fee. Of the total management fee received, 2% of sales is placed in escrow and disbursed to a third party to satisfy each managed restaurants’ requirement to make third party royalty payments. The management agreements generally grant us authority to determine the programs and policies affecting the day-to-day operations of each of these managed restaurants, have a remaining term of approximately 18 years, and provide that the third-party owners are responsible for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, working capital, and capital investment.

We operate the third managed restaurant pursuant to an oral agreement requiring that the restaurant is operated in conformity with the policies and procedures established by us for Shells restaurants. Consistent with the amended management agreement for our managed restaurants, beginning in October 2001, we receive a net management fee of 2% of the restaurant’s sales.

In the past, the enforceability of these management and license agreements has been questioned by certain of the licensees. Although we believe the agreements are enforceable, there can be no assurance that the agreements will not be challenged in the future, and, if challenged, that the agreements will be determined to be enforceable.

Competition

The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety, and there are many well-established competitors with substantially greater financial and other resources. These competitors include national, regional and local full-service casual dining chains, some of which specialize in or offer seafood products. We also face competition from a broad range of other restaurants and foodservice establishments, including full-service and quick service restaurants, which specialize in a variety of cuisines. Some of our competitors have been in existence for substantially longer periods than we have, and may be better established in the markets where we have our restaurants. In addition, we believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We believe Shells is well positioned to be competitive within the industry due to our value proposition and key points of differentiation, as discussed previously.

Government Regulation

We are subject to extensive federal, state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with these regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant could adversely affect our operations. Restaurant operating costs are also affected by other government actions beyond our control, including increases in minimum hourly wage requirements, such as those that were implemented in Florida beginning in 2005. Other measures largely beyond our control that can impact operating costs include workers compensation and property insurance rates, health care insurance costs and unemployment and other taxes.

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

We are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability insurance coverage as part of our existing comprehensive general liability insurance.

Our restaurants are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant personnel are paid at rates related to the state minimum wage which exceeds the federal rate and, accordingly, further increases in the minimum wage rate could increase our labor costs.

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

Service Marks and Proprietary Information

We have registered the service mark “Shells” with the Secretary of the State of Florida and the “Shells” service mark and “jumping fish” logo with the United States Patent and Trademark Office. We believe that our service marks have significant value and are essential to our ability to create demand for, and awareness of, our restaurants. There can be no assurance, however, that our service marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that we would not be prevented, in such an event, from using our service marks, any of which could have a material adverse affect on us. Although there can be no assurance that we will have the financial resources necessary to enforce or defend our service marks, we have vigorously opposed, and intend to continue to oppose vigorously, any infringement of our service marks.

We also rely on trade secrets and proprietary knowledge and employ various methods to protect our concepts and recipes. These methods may not afford complete protection, and there can be no assurance that others will not independently develop similar knowledge or obtain access to our knowledge, concepts and recipes.

Employees

As of January 1, 2006, we employed approximately 1,500 persons, of whom approximately 125 were management or administrative personnel employed on a salaried basis and 1,375 were employed in non-management restaurant positions on an hourly basis. Approximately 600 employees are employed on a full-time basis. We consider our employee relations to be good. No employees are covered by a collective bargaining agreement.

Our Executive Officers

Our executive officers are:

Name	Age	Position

Leslie J. Christon	51	President and Chief Executive Officer
Guy C. Kathman	49	Vice President of Operations
Warren R. Nelson	54	Executive Vice-President of Finance, Chief Financial Officer, Treasurer and Secretary
Christopher R. Ward, Sr.	44	Vice-President of Purchasing

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

Guy C. Kathman has been our Vice-President of Operations since joining Shells in September 2003. From 2001 to 2003, Mr. Kathman was employed by Posados Café as a General Manager. From 1997 to 2001, Mr. Kathman was employed by Brinker International, On the Border Restaurants, as a Regional Director of Operations.

Warren R. Nelson currently serves as our Executive Vice-President of Finance, Chief Financial Officer, Treasurer, and Secretary, positions he has held since June 1993.

Christopher R. Ward has served as our Vice-President of Purchasing since September 2004 and as an executive officer since August 2005. From 2003 to 2004, Mr. Ward managed supply chain management for Gate Gourmet, an airline catering company. From 2001 to 2003, Mr. Ward was Director of Purchasing for Buffets, Inc. From 1997 to 2001, Mr. Ward was Vice President of Purchasing for Peasant Restaurants.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our board members, as well as our principal executive officer and principal financial officer, and our other officers and employees. This Code of Business Conduct and Ethics is available on our web site, at www.shellsseafood.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site. A copy of our Code of Business Conduct and Ethics will be sent without charge upon request in writing addressed to us at: 16313 N. Dale Mabry Hwy, Suite 100, Tampa, Florida 33618, c/o Secretary.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only risks we face. In addition to the following risk factors, we refer you to those risk factors described elsewhere in this Annual Report on Form 10-K and in various of our publicly reported documents. Further risks and uncertainties not presently known to us, or that we currently believe are immaterial, could also impair our business operations.

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

We have continuing capital requirements and will need additional financing within the first half of fiscal year 2006 to finalize our restaurant remodeling program.

Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants, as well as the operating performance of certain restaurants. As of January 1, 2006, our company had a working capital deficiency of $4,842,000 and a cash balance of $1,361,000. In 2005, we incurred a net loss of $1,852,000, and we invested $7,762,000 in property and equipment for our new remodel program. In 2004, we incurred a net loss of $1,344,000, and we invested $1,524,000 in property and equipment. In addition, we have only recently experienced a reversal of the prior long-term trends in declining sales and customer traffic. There are no assurances that these recent reversals will continue and that the implementation of our strategies will continue to result in sales and customer traffic gains necessary to meet our contemplated cash flow requirements.

During 2005, we raised net cash proceeds of $8.1 million from financing transactions including an equity financing with net proceeds of $5.8 million, a sale-leaseback transaction with net proceeds of $980,000, a draw on the investor line of credit of $800,000 and a bank credit facility of $500,000. We anticipate additional sale-leaseback transactions contemplated in the first half of 2006 for our restaurants in New Smyrna Beach, Florida and Ocala, Florida. The New Smyrna Beach transaction is expected to generate net proceeds of $450,000 after the required repayment of the $372,000 principal balance of the note owed on the property and the existing $500,000 bank credit facility. The Ocala transaction is expected to generate net proceeds of $240,000.

We cannot be assured that these sale-leaseback transactions will be completed or other third party financing will be available to us when we need it or available on acceptable terms, if at all. Our inability to obtain necessary financing could materially adversely affect our results of operations. Conversely, if we raise additional capital, our existing stockholders could be substantially diluted.

We may be unable to repay certain of our debts when they mature.

As noted, a $500,000 line of credit from a bank matures in June, 2006. In addition, our investors have funded $800,000 on a line of credit which matures in May, 2007. We anticipate that prior to maturity, funds will be available to repay these debts or alternative outside financing will be available to replace these obligations. There are no assurances that adequate financing options will be available to our company when necessary or at terms that are acceptable.

We have a promissory note outstanding through Colonial Bank, for the financing of a restaurant location in Melbourne, Florida. As of January 1, 2006, we owed $485,000 on the principal balance of this note. In addition, we have a promissory note outstanding through an individual, for the financing of a restaurant location in New Smyrna Beach, Florida. As of January 1, 2006, we owed $372,000 on the principal balance of this note.

The notes relating to the two restaurant properties and the $800,000 line of credit held by entities owned or associated with investors are secured by certain of our assets. Any failure to pay these debts as they mature would allow holders of these debts to seize and sell such assets to satisfy amounts owed.

History of losses.

We have experienced operating and net losses during the majority of our recent prior years. In 2005, we had losses of $1,852,000. In 2004, we had losses of $1,344,000. There can be no assurances that further losses will not be experienced in the future.

Operating expenses may increase.

In fiscal 2005, we incurred increases in labor costs due to the Florida minimum wage rate increase. Utilities and insurance expenses increased mostly as a result of hurricanes and these expense categories are continuing to be elevated. In addition, certain of our leases are expiring over the next several years. Due to significantly increasing real estate market values throughout Florida, we may incur significant increases in our operating expenses relating to rent and real estate taxes. There can be no assurances that any future increases in menu pricing or guest traffic will be adequate to compensate for these and any other operating cost increases.

Our ability to use net operating loss carryforwards and general business credits to reduce future tax payments may be further limited if there are additional changes in ownership of Shells.

As of January 1, 2006, for federal income tax purposes, we had approximately $10,246,000 of net operating loss carryforwards, or NOLs, available to reduce taxable income in future years and approximately $3,205,000 of general business credits to carry forward. We believe that a substantial amount of these NOLs and credits are currently subject to an annual limitation under sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes in 2002 and 2005. Our ability to utilize these NOLs and credits were limited as a result of our May 2005 issuance of shares of our Series B Convertible Preferred Stock and warrants to purchase shares of our common stock. We estimate the limit to NOLs and credit carryforwards that may be used against taxable income to be approximately $75,000 per year for NOLs occurring prior to the 2002 ownership change, and $665,000 for NOLs occurring prior to the 2005 ownership change. Any portion of the annual limitation amounts not utilized in any year will carry forward to the following year, subject to a 15 to 20 year limitation.

Substantial dilution to our stockholders is possible.

As of March 1, 2006, there were outstanding 16,201,497 shares of common stock, and warrants, options or other convertible securities outstanding to purchase an additional 20,938,838 shares of common stock, including options and warrants representing 12,009,863 shares of common stock at an average exercise price of $1.00 per share.

Over the last four years, we raised $11.3 million through issuing securities, including warrants and preferred stock convertible at March 31, 2006 into 27,867,000 shares of our common stock. As of March 1, 2006, 10,951,000 shares of our common stock have been issued relating to these warrants and preferred stock. Many of these securities have anti-dilution protection provisions, which will become operative upon the issuance by the company of additional securities at below specified dollar amounts.

In March 2005, we amended our certificate of incorporation to increase the total number of authorized shares of our common stock from 20,000,000 shares to 40,000,000 shares. Subsequently, in June 2005, our stockholders approved a further increase of the total number of authorized shares of our common stock from 40,000,000 shares to 58,000,000 shares. There are no corporate restrictions on our ability to issue additional shares of stock.

In addition, as noted earlier, we expect to need additional financing in the first-half of 2006. Certain forms of capital raising may result in substantial additional dilution to our existing stockholders.

Control is concentrated among a few individuals.

Frederick R. Adler, James Adler and Bruce Galloway, significant stockholders, together with members of our board of directors and executive management team, are beneficial owners of record, in the aggregate, of approximately 55.3% of our outstanding common stock as of March 1, 2006 and are able to control the business and affairs of our company, including the election of our directors and decisions regarding any proposed dissolution, merger or sale of our assets.

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

If we experience prolonged periods of unfavorable operating results at any existing restaurants, view the prospects for a restaurant to be less than satisfactory, or do not  renew a restaurant lease due to its operating results, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants could have an adverse affect upon our financial condition and results of operations. We closed 16 restaurants during 2001, of which 14 were located in the Midwest and two were located in Florida. We closed one restaurant in 2002, three restaurants in 2004 and one restaurant in 2005. Additionally, we relocated one restaurant in 2005 to a higher volume location and opened two new restaurants. We continually monitor the operations and financial performance with respect to certain of our other existing restaurants.

Our operating results fluctuate seasonally because of our geographic concentration in Florida.

We experience significant fluctuations in our quarter-to-quarter operating results because of factors including the seasonal nature of our business and weather conditions in Florida, which may be severe periodically and may include damaging hurricanes.

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

Our restaurant sales generally increase from January through April and June through August, the peaks of the Florida tourism season, and generally decrease from September through mid-December. In addition, because of our present geographic concentration, adverse publicity relating to our restaurants or adverse weather conditions could have a more pronounced adverse affect on our operating results than if our restaurants were more geographically dispersed. Adverse weather conditions or a decline in tourism in Florida, or in general economic conditions, which would likely affect the Florida economy or tourism industry, particularly during the time of peak sales, could materially adversely affect our operations and prospects. During the third and fourth quarters of 2004 and the fourth quarter of 2005, we incurred substantial business and property losses as a result of several hurricanes that struck Florida. Because of the seasonality of our business, our results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

Future hurricanes may be a risk to us.

In recent years, the affects of hurricanes on the local economies in Florida and other states in the Gulf of Mexico region have been significant. We cannot assure you that property damage or interruption of operations from any future hurricanes will not have a material adverse affect on our business and profitability.

The supply and quality of our seafood may fluctuate.

In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We maintain both long and short-term contracts with the majority of our suppliers. We contract products direct with the manufacturer, where appropriate. In addition, we have an agreement with Performance Food Group to warehouse and distribute, on a cost plus agreement, the majority of our seafood supplies and to procure, distribute and store other supplies for us. We believe that our relationships with our suppliers and Performance Food Group are satisfactory and that alternative sources are readily available. However, the loss of some suppliers or of our relationship with Performance Food Group could materially adversely affect us.

Some species of seafood have become subject to adverse publicity because of claims of contamination by lead, mercury or other chemicals that may exist in the ocean or in an aquaculture environment. This can adversely affect both market demand and supply for these food products. Customer demand may also be negatively impacted by reports of medical or other risks resulting from eating particular types of seafood. We maintain a continuous quality assurance inspection program for all of our seafood and protein purchases. However, we cannot assure you that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to us specifically, will not have a material adverse affect on us. Our failure to obtain adequate supplies of seafood which meet our quality specifications at acceptable prices or problems or difficulties resulting from the contamination of seafood, in general, or at any of our restaurants in particular, will have a material adverse affect on our operations and profitability.

Food borne illness may occur in the market place, or to us specifically.

Even though we maintain a strict quality assurance inspection program, we cannot assure you that these procedures will successfully detect food contamination. We can also not assure you that a food borne illness occurring anywhere else in the market place will not have a material adverse affect on our business and profitability. Historically, seafood may be particularly susceptible to these kinds of food-borne illnesses.

Our expenses for food commodity costs fluctuate.

Our profitability depends on our ability to anticipate and to react to increases in food costs. We have limited control over some of these costs. Specifically, our dependence on frequent deliveries of seafood, produce, dairy and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. Also, substantial price increases imposed by our suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse affect on us.

We have been able to anticipate and react to fluctuations in food costs by:

•

adjusting selected menu prices;

•

purchasing seafood directly from numerous suppliers; and

•

promoting alternative menu selections in response to price and availability of supply.

However, we cannot assure that we will be able to continue to anticipate and respond to supply and price fluctuations, or that we will not be subject to significantly increased costs. A shortage of available seafood at prices that are acceptable to us could cause our cost of sales to increase. Because of our value oriented pricing structure, this could materially adversely affect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. Government tariffs may also be applied to certain imported products. These programs may increase our seafood costs and/or decrease availability as seafood suppliers’ and processors’ delivered costs in complying with these programs may increase.

Our industry is highly competitive.

The restaurant industry, particularly the full-service casual dining segment, is highly competitive. We compete in the areas of:

•

price;

•

service;

•

food quality, including taste, freshness, healthfulness and nutritional value;

•

location; and

•

atmosphere.

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

We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast casual food restaurants, which specialize in a variety of menu offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products that are, or are perceived to be, healthy, nutritious, and low in calories, carbohydrates or fat content. We expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure that:

•

consumers will be able to distinguish our products from competitive products;

•

substantially equivalent food products will not be introduced by our competitors; or

•

we will be able to compete successfully.

Many factors affect our industry.

We must respond to various factors affecting the restaurant industry, including:

•

changes in consumer preferences, tastes and eating habits;

•

demographic trends and traffic patterns;

•

increases in food and labor costs;

•

inflation; and

•

national, regional and local economic conditions and the affect of world events, in general, and the tourism industry in particular.

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

•

safety and fire standards.

Our restaurants are inspected periodically by governmental agencies to ensure conformity with these regulations. The suspension of, or inability to renew a license at an existing restaurant would adversely affect our operations. A significant percentage of our revenue comes from sales of alcoholic beverages. State and local regulation of the sale of alcoholic beverages require us to obtain a license or permit for each of our restaurants. The failure of a restaurant to obtain or retain a license to serve liquor could materially adversely affect our operations. In addition, our failure or difficulty in obtaining required licensing or other regulatory approvals could delay or prevent new restaurant openings.

Restaurant operating costs are also affected by other government actions, which are beyond our control, including increases in:

•

minimum hourly wage requirements;

•

workers compensation insurance rates;

•

health care insurance costs;

•

other insurance costs, including general liability and property; and

•

unemployment and other taxes.

In May 2005, the minimum wage rate in Florida increased by $1.00 per hour. Tipped employees also received the $1.00 per hour wage increase under this new law. In January 2006, the minimum wage rate in Florida increased another $0.25 per hour, with tipped employees also receiving the $0.25 wage increase. At the beginning of each year, the minimum wage will increase according to the U.S. Department of Labor, Bureau of Labor Statistics cost of living index. Such payroll cost increases will have a significantly adverse affect on our company. Menu price increases and other actions have been and are required to negate the affect of these wage increases. There can be no assurances that such measures expected to be taken by our company will be successful to adequately offset these additional payroll costs, or will be accepted without adverse reaction by our customers.

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

We maintain insurance, including insurance relating to personal injury, in amounts, which we currently consider adequate. Nevertheless, a partially or completely uninsured claim against us, if successful, could materially adversely affect us. Additionally, the insurance market in Florida, particularly property and business interruption, has sustained significant losses during the last two hurricane seasons. Adequate insurance coverage is becoming more difficult to acquire and the costs associated with such coverage may become economically prohibitive.

Absence of Dividends.

We have never paid cash dividends on our common or preferred stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

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

On October 24, 2001, we issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share, pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness by trade creditors of our company. As of January 1, 2006, we had 23,731 shares of Series A Preferred Stock outstanding.

In March 2005, we amended our certificate of incorporation to increase the total number of authorized shares of our common stock from 20,000,000 shares to 40,000,000 shares. Subsequently, in June 2005, our stockholders approved a further increase of the total number of authorized shares of our common stock from 40,000,000 shares to 58,000,000 shares. One of the effects of the amendment to our certificate of incorporation may be to enable the board to render more difficult or to discourage an attempt to obtain control of our company, since the issuance of these additional shares of common stock could be used to dilute the stock ownership of persons seeking to obtain control or otherwise increase the cost of obtaining control of our company.

On May 24, 2005, we issued 461,954 units in a private placement. Each unit consisted of (i) one share of our Series B Convertible Preferred Stock convertible into 20 shares of our common stock, subject to adjustment under certain circumstances, and (ii) a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share. In addition, we issued a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit to the placement agent in our May 2005 financing. As of January 1, 2006, we had 443,850 shares of Series B Preferred Stock outstanding.

We have no present intention to issue any additional shares of our preferred stock. However, we cannot assure you that we will not do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 6,300 square feet of space in Tampa, Florida for our executive offices. The annual rent payable under the lease, which expires October 31, 2007, is approximately $99,000.

All but two of our existing restaurants in operation are leased properties. In the future, we intend to lease most of our properties but may from time-to-time acquire restaurant locations based on individual site evaluations. Each of our leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, we are required to pay the cost of insurance, taxes and a portion of the landlord’s operating costs to maintain common areas. Restaurant leases have initial terms averaging 12 years and renewal options averaging 16 years, and rents averaging $18.00 per square foot.

Item 3. Legal Proceedings

On November 14, 2005, we received a notice from the Equal Employment Opportunity Commission (EEOC) that an employee in an Orlando Shells restaurant had filed a charge of discrimination. Specifically, this employee claimed racial discrimination in violation of the Civil Rights Act of 1964. We participated in a voluntary EEOC mediation of this matter in February 2006, and the charge was amicably resolved.

On March 6, 2006, we received a summons in a civil case from the United States District Court that an employee in a South Florida Shells restaurant had filed a charge of racial discrimination. Specifically, this employee claims racial discrimination in violation of the Civil Rights Act. Base on our investigation, we believe this claim is without merit and will defend it vigorously.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcomes of which, singly or in the aggregate, are not expected to be material to our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Shareholders

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the over-the-counter bulletin board under the symbol “SHLL”. The following table sets forth the closing price high and low per share of our common stock as reported by the OTC bulletin board.

These over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual individual transactions.

Fiscal 2004	High	Low
First quarter	$0.75	$0.34
Second quarter	$0.65	$0.27
Third quarter	$0.80	$0.47
Fourth quarter	$0.88	$0.47

Fiscal 2005
First quarter	$1.40	$0.71
Second quarter	$1.30	$0.75
Third quarter	$1.25	$0.67
Fourth quarter	$1.08	$0.75

The number of stockholders of record of our common stock on April 10, 2006 was approximately 250. Our stock price as of April 10, 2006 was $0.90.

Our authorized capital stock consists of 58,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common or preferred stock. All future earnings are expected to be retained by us for the development of our business. Accordingly, we do not anticipate paying cash dividends on the common or preferred stock in the foreseeable future.

During fiscal 2005, we recorded a non-cash charge of $1,735,000 to recognize as a deemed dividend the warrants and beneficial conversion feature of our Series B Convertible Preferred Stock issued in May 2005.

Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of January 1, 2006 were as follows:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column [a])
Plan Category	[a]	[b]	[c]
Equity compensation plans approved by security holders	3,453,348	$0.89	796,817
Equity compensation plans not approved by security holders	8,563,848	$1.05	—
Total	12,017,196		796,817

Equity compensation plans not approved by security holders consist of (i) a stock option grant to purchase 903,528 shares of common stock pursuant to a Stock Option Agreement dated November 14, 2005 by and between Leslie J. Christon, President and Chief Executive Officer, and the company, (ii) warrants to purchase 1,911,250 shares of common stock, exercisable through December 7, 2007, issued on December 7, 2004 in connection with the

$2,375,000 debenture offering at an exercise price of $0.60 per share, (iii) warrants to purchase 4,619,540 shares of common stock, exercisable through May 24, 2010, issued on May 24, 2005 in connection with the Series B Preferred Stock offering, at an exercise price of $1.30 per share, and (iv) warrants to purchase 1,129,530 shares of common stock granted to the placement agent in our May 2005 private financing as a portion of their fees in the form of a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit.

The number of securities and type of plans available for future issuance of stock options as of January 1, 2006 was:

	Options for Common Shares
Plan Name	Authorized	Exercised	Outstanding	Expired	Available

Stock Option Plan for Non-Employee Directors	150,000	0	32,000	0	118,000
1995 Employee Stock Option Plan	840,000	9,000	134,750	696,250	0
1996 Employee Stock Option Plan	101,000	11,001	58,007	0	31,992
2002 Equity Incentive Plan	4,096,472	221,056	3,228,591	0	646,825
Total stock options	5,187,472	241,057	3,453,348	696,250	796,817

Our board of directors decreased the authorized shares under our 2002 Equity Incentive Plan by 903,528 shares effective November 14, 2005 concurrent with the stock option to purchase 903,528 shares granted outside the Plan to Leslie J. Christon, President and Chief Executive Officer.

Stock options exercised consist of (i) 26,600 shares of common stock issued from options exercised in 2005 by employees, (ii) 42,666 shares of common stock issued from options exercised in 2004 by employees, (iii) 160,790 shares of common stock issued in 2003 to key employees pursuant to our fiscal year 2002 management bonus plan, and (iv) 11,001 shares of common stock issued from options exercised by employees prior to 2001.

The 1995 Employee Stock Option Plan expired in September 2005 on its tenth anniversary as provided in the plan document. Options to purchase 134,750 shares of common stock remain outstanding under this plan, and expire on the tenth anniversary of their issuance, if not previously exercised; the last of which options expire in May 2011.

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

	Year (52 Weeks) Ended	Year (53 Weeks) Ended	Year (52 Weeks) Ended
	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
Statement of Operations Data:
Revenues
Restaurant sales	$44,335	$41,393	$43,881	$47,065	$57,258
Management fees	152	171	165	163	271
Total revenues	44,487	41,564	44,046	47,228	57,529
Costs and expenses
Cost of sales	14,671	14,051	14,467	15,778	21,239
Labor and other related expenses	13,757	12,935	13,845	14,585	17,628
Other restaurant operating expenses	11,374	10,123	11,117	10,774	12,047
General and administrative expenses	4,015	3,249	3,387	3,565	4,751
Depreciation and amortization	1,499	1,058	1,077	1,102	1,702
Pre-opening expenses	758	—	—	—	—
Provision for impairment of assets	—	105	360	110	2,259
Provision for impairment of goodwill	—	—	—	206	—
Provision for store closings	—	—	—	—	1,333
(Loss) income from operations	(1,587)	43	(207)	1,108	(3,430)
Other income (expense)
Lease buy-out option	600	—	—	—	—
Provision for asset impairment due to lease buy-out	(211)	—	—	—	—
Interest expense, net	(413)	(1,154)	(463)	(534)	(481)
Other income (expense), net	30	33	(100)	(3)	(476)
Gain on preferred stock conversion	—	—	—	—	588
(Loss) income before elimination of minority partner interest and income taxes	(1,581)	(1,078)	(770)	571	(3,799)
Elimination of minority partner interest	(271)	(266)	(264)	(221)	(221)
(Loss) income before benefit for income taxes	(1,852)	(1,344)	(1,034)	350	(4,020)
Income tax benefit(1)	—	—	—	327	1,001
Net (loss) income	(1,852)	(1,344)	(1,034)	677	(3,019)
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	(1,735)	—	—	—	—
Net (loss) income attributable to common shareholders	$(3,587)	$(1,344)	$(1,034)	$677	$(3,019)

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Earnings Per Share Data:
Basic net loss per share	$(0.24)	$(0.26)	$(0.23)
Diluted net loss per share	$(0.24)	$(0.26)	$(0.23)
Shares Outstanding Data:
Basic weighted average	14,796,278	5,261,981	4,577,470
Diluted weighted average	14,796,278	5,261,981	4,577,470
Operating Data:
Number of restaurants (at end of period):
Company-owned restaurants (2)	22	21	24
Licensed restaurants	3	4	4
	25	25	28
Average annual sales per Company-owned and joint venture restaurant open for full period (3)	$1,998	$1,896	$1,828
Increase (decrease) in Company-owned and joint venture restaurant same store sales (3)	7.0%	-1.6%	-5.1%

	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
Balance Sheet Data:
Working capital (deficiency)	$(4,842)	$(4,639)	$(3,606)	$(3,116)	$(7,580)
Total assets	17,438	13,519	11,616	13,858	14,847
Long-term debt	1,810	3,734	3,826	3,883	1,633
Minority partner interest	472	442	466	428	428
Preferred stock	5	—	1	1	1
Stockholders’ equity	7,190	502	1,183	2,152	1,475

——————

(1)

The effective tax rates for fiscal years 2005, 2004, 2003, 2002 and 2001 include the effects of recognizing valuation allowance adjustments relating to tax benefits. There was no benefit or provision for income taxes in 2005, 2004 or 2003. Income tax benefit of 93.3% and 24.9% for the fiscal years ended 2002 and 2001, respectively, differ from the amounts computed by applying the effective federal income tax rate of 34% as a result of adjusting the valuation allowance, primarily related to net operating loss carryforwards from prior years. The valuation allowance in 2005, 2004, 2003 and 2002 was increased by $252, $210, $596, and $1,403, respectively in each such year reserving for all tax assets that were deemed non-realizable. The valuation allowance in 2001 was decreased by $706, reserving for all tax assets except those subject to recovery through carrybacks resulting from the March 9, 2002 Economic Stimulus Package.

(2)

Includes one joint venture restaurant in which we own a 51% equity interest. Two locations were opened, one was relocated and one was closed in 2005, and three additional locations closed in 2004.

(3)

Typically, includes only restaurants open during the full fiscal year reported and also open for a full comparable fiscal year and at least the full six months prior thereto. Sales data for closed stores is included through the end of the month prior to closing. Sales data is temporarily excluded if a store is closed for at least 30 days. Same store sales are calculated on a comparable calendar period basis for the periods compared.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During fiscal year 2005, we aggressively improved the appearance and physical condition of our Shells restaurants, one of the final critical pieces in the turnaround strategy we launched in late 2003. We have previously improved our menu, enhancing the freshness, quality and variety of food we serve, and elevated Shells service and overall store-level operating standards. Our restaurants had not been significantly updated for many years, and during 2004 we tested a brighter, more contemporary new look. Combined with the menu and service improvements already in place, this new look positively affected sales trends, and we began rolling out the restaurant remodels in 2005.

In May 2005, we completed a financing for an aggregate $6.9 million in a private placement of securities, yielding $5.8 million in net proceeds. After the repayment of debt, the remaining portion of the proceeds from this offering was used to remodel 13 restaurants, open two new restaurants and relocate an additional restaurant during the year. Customer response to the new look, which includes new signage, interior and exterior colors, lighting, décor and furniture, has been excellent. Remodeled restaurants have significantly outperformed non-remodeled locations, and our guest satisfaction scores have continued to rise.

Overall sales have also responded well, and as of the end of fiscal 2005 we have recorded five consecutive quarters of comparable restaurant sales increases. However, our operating losses were significant due to a combination of factors. Our restaurants were again impacted by hurricanes, with a number of lost operating days, particularly in our south Florida restaurants, as well as storm-related damage to certain restaurants. We believe the spike in energy costs experienced following hurricane Katrina also hurt sales, with overall consumer nervousness suppressing dining out sales during the fourth quarter. We also experienced higher utility, depreciation and rent costs throughout the year, and labor was negatively impacted both by the hurricanes and an increase in Florida’s minimum wage. Such increases in operating cost are expected to continue in the future. We closed an underperforming restaurant in the hurricane-affected community of Port Charlotte during the fourth quarter of 2005.

A significant portion of the $1,587,000 of operating loss in fiscal 2005 was related to investment spending for the future. Most significant were the pre-opening expenses of $758,000 for our two new restaurants and our relocated restaurant. Each is a high-volume, flagship restaurant where we anticipate a strong return-on-investment. We also made significant investments in hiring and training new managers in anticipation of growth, and are fully staffed with managers for the first time in many years. We see a direct relationship between effective hiring and training and strong restaurant-level performance, and will continue to focus on this area.

With the changes to enhance the Shells concept nearly complete,  our focus for 2006 is to drive guest traffic increases by attracting new guests, increasing frequency of visits, and reaching out to former customers who have yet to experience the new Shells. We are conducting market research and fine-tuning our marketing strategies to try and ensure maximum effectiveness and efficiency. We are also adjusting our operations to compensate for ongoing higher operating costs in certain categories, such as utilities expense. We continue to focus on raising levels of guest satisfaction, and have a new feedback system in place to provide more actionable information on the various aspects of the Shells dining experience.

From a strategic growth standpoint, we believe significant opportunities exist to both improve sales at existing restaurants, and to opportunistically expand our brand further within Florida. We are continuing to execute our turnaround strategy of broadening Shells consumer appeal and increasing sales by enhancing every aspect of the concept. We believe these changes are being embraced by guests, but there is no assurance that this strategy will result in the sales and customer traffic gains needed to meet our expected cash flow requirements. There are also no assurances that future financing options will be available or that we will not be hindered in our efforts due to cash availability.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations bear to total revenues or, where indicated, restaurant sales.

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Revenues:
Restaurant sales	99.7%	99.6%	99.6%
Management fees	0.3%	0.4%	0.4%
	100.0%	100.0%	100.0%
Cost and expenses:
Cost of sales(1)	33.1%	33.9%	33.0%
Labor and other related expenses(1)	31.0%	31.2%	31.6%
Other restaurant operating expenses(1)	25.7%	24.5%	25.3%
Total restaurant costs and expenses(1)	89.8%	89.6%	89.9%
General and administrative expenses	9.0%	7.8%	7.7%
Depreciation and amortization	3.4%	2.5%	2.4%
Pre-opening expenses	1.7%	0.0%	0.0%
Provision for impairment of assets	0.0%	0.3%	0.8%
(Loss) income from operations	-3.6%	0.1%	-0.5%
Interest expense, net	-0.9%	-2.8%	-1.1%
Other income (expense), net	0.9%	0.1%	-0.2%
Elimination of minority partner interest	-0.6%	-0.6%	-0.6%
Net loss	-4.2%	-3.2%	-2.4%
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	-3.9%	0.0%	0.0%
Net loss attributable to common shareholders	-8.1%	-3.2%	-2.4%

——————

(1)

as a percentage of restaurant sales

Results of Operations

Fiscal Year 2005 versus Fiscal Year 2004

Total revenues for the fiscal year 2005 were $44,487,000 as compared to $41,564,000 for fiscal year 2004. The $2,923,000 or 7.0% increase in revenues was primarily due to a 7.0% increase in comparable store sales and the net addition of one company-owned restaurant during fiscal year 2005, partially offset by one fewer restaurant under management in fiscal 2005. Our revenues consisted of restaurant sales of our company-owned restaurants and management and licensing fees on sales at the managed restaurants. The increase in same store sales was the result of a 7.5% increase in average customer check, which was affected by menu price increases and menu mix. Customer traffic declined by 0.4% in 2005 compared to 2004, although this trend has improved over each of our four fiscal quarters of 2005. Our food sales and liquor sales accounted for 88% and 12% of revenues for 2005 and 2004, respectively. In 2005 and 2004, we incurred estimated sales losses of $204,000 and $930,000, respectively, due to hurricane-related business interruption. Adjusting for estimated hurricane-related sales losses in fiscal 2005 and 2004, same store sales would have increased by 5.5% over the prior year. Typically, comparisons of same store sales includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto. Sales data for closed stores is included through the end of the month prior to closing. Sales data is temporarily excluded if a store is closed for at least 30 days. Same store sales are calculated on a comparable calendar period basis.

The cost of restaurant sales as a percentage of restaurant sales decreased to 33.1% for 2005 from 33.9% for 2004. This improvement in cost of sales as a percentage of sales primarily related to improvements in operations execution and menu price increases implemented to compensate for the Florida minimum wage increase which occurred in the second quarter of 2005. Additionally, cost of revenues in 2004 was negatively impacted by elevated commodity prices, primarily chicken and dairy. Fiscal year 2005 and 2004 cost of sales included a non-recurring inventory write down of $4,000 and $22,000, respectively. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

Labor and other related expenses as a percentage of restaurant sales decreased to 31.0% in 2005 as compared to 31.2% for 2004. We benefited from second quarter non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions, and corresponding refunds from prior years’ experience of $344,000 and $161,000 in 2005 and 2004, respectively, of which $330,000 and $142,000 were allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of revenues were 31.8% and 31.6% for 2005 and 2004, respectively. This increase over prior year primarily was related to our investment in training to elevate guest service levels, offset in part by the effect of an increase in revenue base. A second quarter menu price increase generally offset the effect of the increase in the Florida minimum wage rate. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits, taxes and workers’ compensation insurance.

Other restaurant operating expenses were $11,375,000, or 25.7% of restaurant sales for 2005, as compared with $10,123,000, or 24.5% of restaurant sales for 2004, the increase primarily was due to increased advertising costs in the fourth quarter of 2005, occupancy costs related to our new restaurant and utilities expenses from significantly higher electricity and gas costs. Other restaurant operating expenses generally consist of advertising, costs associated with area directors, supplies, repairs and maintenance, rent and other occupancy costs, insurance and utilities.

General and administrative expenses were $4,015,000 or 9.0% of revenues and $3,249,000 or 7.8% of revenues in 2005 and 2004, respectively. Non-recurring expense in 2004 included a one-time charge for severance expense of $39,000. The increase over the prior year is primarily related to salaries and wages relating to expansion and growth initiatives, including recruiting and associated salaries and wages. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

Depreciation and amortization expense was $1,499,000, or 3.4% as a percentage of revenues, for 2005 and $1,058,000, or 2.5% as a percentage of revenues, for 2004. The increase over prior year related to increases in depreciation of remodeled restaurants and new and relocated restaurants.

Pre-opening expenses were $758,000, or 1.7% of revenues, in 2005. There were no pre-opening expenses in 2004. Pre-opening expenses relate to the costs incurred prior to opening a new restaurant location primarily for training, advertising, occupancy and legal costs. During 2005, we opened new locations in Clearwater Beach and St. Petersburg and  relocated our Stuart restaurant to a higher volume site.

There was no operating expense recorded in 2005 relating to the impairment of assets, as compared to a provision for impaired assets of $105,000 or 0.3% of revenues for 2004. In 2004, we recorded a pre-tax charge relating to the write-down of impaired assets on one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The 2004 write-down was necessitated by the then-current period operating losses and the projected negative cash flow of the restaurant.

In January 2005 we entered into an agreement with our landlord in St. Pete Beach, Florida. On February 22, 2005 the landlord paid us $600,000 for an option to buy-out the lease. Commencing February 22, 2006, the landlord can provide notice of lease termination to Shells. Thereafter, we have 60 days to wind down business and vacate the premises. We recorded a provision for asset impairment of $211,000 due to the St. Pete Beach lease buy-out. We recorded a pre-tax charge relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144 relating to the expected shortened lease period as potentially affected by the lease buy-out option. There was no corresponding provision in prior years.

Net interest expense was $413,000 in 2005 compared to $1,154,000 in 2004. In 2004, we recorded one-time charges of $446,000 in the third quarter, relating to warrants to purchase 2,000,000 shares of common stock issued in connection with the extension of the maturity dates on the then-outstanding $2,000,000 promissory notes; and $265,000 in the fourth quarter, relating to warrants to purchase 1,187,500 shares of common stock issued to debenture holders in conjunction with the then-outstanding $2,375,000 financing transaction. Exclusive of these non-recurring charges, net interest expense was $443,000 in 2004. The $30,000 decrease in net interest expense in 2005 from 2004, excluding the non-recurring charges, was generally due to (i) a reduction in interest expense related to the retirement of the two $1,000,000 promissory notes in May 2005, and (ii) an increase in interest income of $17,000 due to higher cash balances in 2005 compared to 2004, partially offset by (iii) an increase in interest expense, at 12% per annum, and late payment penalties on the $2,375,000 aggregate principal amount of debentures, which we issued in December 2004 and repaid on May 25, 2005.

Other income in 2005 was $30,000, compared to $33,000 in 2004. In 2005, we recognized a non-recurring gain of $793,000 on a sale and leaseback transaction, partially offset by non-recurring expenses of (i) $472,000 in losses on disposal of assets primarily related to restaurant remodelings, (ii) $100,000 lease termination fee for the early termination of a lease in Stuart, Florida, (iii) $98,000 in hurricane-related expenses, net of insurance recoveries, and (iv) $80,000 in financing costs related to a line of credit fee paid to our investors. In 2004, we recognized non-recurring gains for hurricane-related insurance settlements of $597,000 and the disposition of assets of $89,000. In 2004, we also recognized non-recurring charges for financing costs of $539,000 related to the then-outstanding $2,375,000 financing transaction and a loss on the disposal of assets of $41,000 related to restaurant remodelings. Exclusive of these non-recurring items, other expense was $13,000 in 2005 compared to $139,000 in 2004.

As a result of the factors discussed above, the loss from operations for 2005 was $1,587,000 compared to income from operations for 2004 of $43,000. Exclusive of non-recurring items, our loss from operations was $1,168,000 for 2005 compared to $57,000 for 2004. Net loss for 2005 was $1,852,000 compared to $1,344,000 for 2004. Exclusive of non-recurring items, the net loss in 2005 was $1,865,000 compared to $733,000 for 2004.

The deemed dividend associated with warrants and beneficial conversion feature of our Series B Convertible Preferred Stock of $1,735,000 related to the May 2005 private placement financing transaction when we issued Series B Convertible Preferred Stock and warrants to purchase common stock. This one-time implied preferred stock dividend was recorded through retained earnings.

Fiscal Year 2004 versus Fiscal Year 2003

Total revenues for the 53-week fiscal year 2004 were $41,564,000 as compared to $44,046,000 for the 52-week fiscal year 2003. The $2,482,000 or 5.6% decrease in revenues was primarily due to a reduction in the number of restaurants operating in 2004. We operated 25 restaurants as of the end of 2004 compared to 28 restaurants at the end of 2003. However, revenues in 2004 contained an additional operating week compared to 2003, as our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31st. Our food sales and liquor sales accounted for 88% and 12% of revenues, respectively, for 2004 compared to 89% and 11%, respectively, for 2003. Liquor sales, relative to food sales, increased year-to-year as a result of a new beverage program initiated in the first quarter of 2004. Same store sales in 2004 decreased 1.6% when compared to 2003. The decline in same store sales was the result of a 10.5% decline in customer traffic, offset in part by a 10.0% increase in average customer check. In 2004, we incurred estimated sales losses of $930,000 due to hurricane-related business interruption. Adjusting for estimated hurricane-related sales losses, same store sales would have increased by 0.2% above the prior year.

The cost of restaurant sales as a percentage of restaurant sales increased to 33.9% for 2004 from 33.0% for 2003. This increase primarily was due to a 0.6% of sales increase in commodity costs and 0.4% increase relating to menu mix changes including promotional items which effected customer preferences. Fiscal year 2004 and 2003 cost of sales included a non-recurring inventory write down of $22,000 and $36,000, respectively. Exclusive of these non-recurring items, cost of restaurant sales was 33.9% and 32.9% of restaurant sales for 2004 and 2003, respectively.

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

Other restaurant operating expenses were $10,124,000, or 24.5% of restaurant sales, for 2004 compared to $11,117,000, or 25.3% of restaurant sales, for 2003. This decrease was primarily due to a 0.9% decrease in restaurant repairs and maintenance costs, partially offset by a loss of sales leverage caused by lower unit sales volumes.

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

Other income in 2004 was $33,000, compared to other expense of $100,000 in 2003. In 2004, we recognized non-recurring gains for hurricane-related insurance settlements of $597,000 and the disposition of assets of $89,000. In 2004, we also recognized non-recurring charges for financing costs of $539,000 relating to the $2,375,000 financing transaction and a loss on the disposal of assets of $41,000 relating to our restaurant remodelings. Exclusive of these non-recurring items, other expense in 2004 was $139,000.

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

Liquidity and Capital Resources

In 2005, we incurred a significant loss from operations, mostly affected by investment spending related to restaurant remodeling, the opening of new restaurants and the closing of under-performing restaurants. We remodeled 13 restaurants, opened two new restaurants, relocated one restaurant and closed an under-performing restaurant during 2005. Of the restaurants we operate, 19 of the 25 now have our new bright, more contemporary look , with three restaurant remodels remaining to be completed in the first-half of 2006. We incurred significantly higher management recruiting and training costs and depreciation relating to new and remodeled restaurants in 2005 and higher labor costs as a result of an increase to the Florida minimum wage. We also incurred for a second year substantial hurricane-related damage and loss of business, particularly in our South Florida restaurants. As a result of the 2005 hurricanes, we experienced a substantial spike in energy costs. Despite the operating challenges of 2005, we enjoyed continuing growth in sales as evidenced by improving trends in both customer traffic and menu mix, which drove a higher check average. Same store sales improved 7.0% (5.5% hurricane-adjusted) in 2005, with positive percentage improvements for  all four fiscal quarters of 2005. Our remodeling program, coupled with improvements in menu and operations execution, has been the general catalyst for such improvement.

Capital expenditures in 2005 totaled $3.7 million for restaurant remodels and $3.4 million for two new restaurants and one relocation. Beginning December 2004 through 2005, we received proceeds from various financing activities which generally allowed us to fund these capital improvements.

In December 2004, we raised net funds of $2,010,000 through an offering of $2,375,000 in convertible debentures. The debentures were initially scheduled to mature no later than April 5, 2005, but the maturity was later extended through and until the subsequent May 2005 financing described below.

In March 2005, Trinad and Galloway exercised warrants to purchase an aggregate of 1,000,000 shares of our common stock at $0.50 per share. The aggregate proceeds of $500,000 were used to pay down the principal amount of their respective notes.

In March 2005, our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. Upon completion of such financing in May 2005, the maturity date was subsequently extended to May 23, 2007. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. The investors received a fee of $80,000 for extending the credit line. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. The remaining $800,000 of the line of credit stands available to meet any unexpected contingencies or operational shortcomings, such as those that may be caused by the effect of any future hurricanes. Also during the first quarter of 2005, we received $754,000 in proceeds from the exercise of common stock warrants and $600,000 relating to a landlord option to buy out a restaurant.

In May 2005, we completed an aggregate financing of $6.9 million through a private placement of securities to accredited investors. Under the terms of the transaction, we issued 461,954 units, with each unit consisting of (i) one share of Series B Convertible Preferred Stock, initially convertible into 20 shares of common stock, and (ii) a warrant to purchase 10 shares of common stock at an exercise price of $1.30 per share. The purchase price was $15.00 per unit. We realized net proceeds of approximately $5.8 million from this financing. Of the total proceeds from securities issued, $1,282,000 represented cancellation or conversion of related party debt and $348,000 represented the conversion of existing convertible debentures, all of which converted into the securities issued in the transaction. We used a portion of the net proceeds from the May 2005 private placement to retire the remaining $2,232,000 of loans and accrued interest from debenture holders from the December 2004 financing, as well as $8,000 of related party accrued interest. Additionally, in conjunction with the private placement, $500,000 principal amount of related party debt was used to exercise warrants to purchase 1,000,000 shares of our common stock.

In September 2005, we completed a sale and simultaneous leaseback of our restaurant in Winter Haven, Florida with Fortress Realty Investment, LLC at a sale price of $1,667,000. We used $686,000 of the proceeds from the sale leaseback transaction to repay the outstanding indebtedness on the Winter Haven property. The remaining proceeds of $981,000 were used to fund our remodelings, as well as new and relocated restaurants.

In December 2005 we secured a six-month, $500,000 bank credit facility for which the full amount was immediately drawn on to fund remodeling. We also anticipate completing additional sale-leaseback transactions on our New Smyrna and Ocala properties in the first half of 2006. If successfully completed, we expect to use the proceeds from this transaction to retire approximately $372,000 of an existing note on the New Smyrna property, retire the $500,000 bank credit facility and to fund approximately $690,000 for two of the three remaining remodeling projects. We anticipate refinancing an additional restaurant property to fund the third restaurant remodel. The remaining $800,000 of the $1,600,000 line of credit is also available for borrowing, and could be used for capital expenditures (such as remodeling) or to help supplement operational cash flow deficiencies, if any.

The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

	2005	2004	2003
Net cash provided by (used in) operating activities	$1,477	$162	$(264)
Net cash used in investing activities	(5,518)	(1,292)	(755)
Net cash provided by (used in) financing activities	3,052	2,756	(726)
Net (decrease) increase in cash	$(989)	$1,626	$(1,745)

As of January 1, 2006, our current liabilities of $7,181,000 exceeded our current assets of $2,339,000, resulting in a working capital deficiency of $4,842,000. In comparison, as of January 2, 2005, our working capital deficiency was $4,639,000. Our operating leverage decreased slightly, primarily due to a lower cash balance than last year, partially offset by an improvement in current liabilities. The improvement in current liabilities, in large part, related to the payoff of the convertible debentures in May 2005, offset by an increase in accounts payable partially related to remodeling and new and relocated restaurant construction costs. We may encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant restoration or disposition costs. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Our year-end cash position decreased by $989,000, from $2,350,000 as of January 2, 2005 to $1,361,000 as of January 1, 2006. The decrease in cash related to investing activities of $5,518,000, representing purchases of property and equipment of $7,762,000, partially offset by proceeds from the sale of assets of $2,244,000. Cash provided by financing activities of $3,052,000 reflected proceeds from the issuance of stock of $4,964,000 and proceeds from the issuance of debt of $1,952,000, partially offset by $3,623,000 in debt repayment and $241,000 in minority partner distributions. Net cash provided by operating activities was $1,477,000 compared to $162,000 in 2004, generally reflecting increases in accounts payable and accrued expenses.

In connection with the $2,000,000 financing dated January 31, 2002, we issued to each of Shells Investment Partners (subsequently Trinad Capital, LP and Bruce Galloway, IRA R/O) and Banyon (subsequently Frederick R. Adler) (i) a $1,000,000 secured promissory note due January 31, 2005 (extended to January 31, 2007) which accrued interest at 15% per annum, of which 8% was payable monthly in arrears and 7% was deferred and paid when the principal was paid in full, and (ii) a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. These warrants to purchase an aggregate of 8,908,030 shares of our common stock were exercised from November 2004 through January 31, 2005, resulting in net proceeds to us of $600,000 in 2004 and $754,000 in 2005.

On August 4, 2004, the $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. In March and May of 2005, the warrants were exercised and the $1,000,000 in aggregate proceeds was used to pay down the principal balance of the promissory notes. On May 23, 2005, the remaining $1,000,000 principal amount of debt plus $281,666 of deferred interest, were converted into our Series B Convertible Preferred Stock. Deferred interest of $7,574 was paid in cash to one investor.

On December 7, 2004, we completed a financing to include $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the financing. We paid interest at 12% and late payment penalties through May 23, 2005 when the debentures were retired by repayment in cash or conversion into our Series B Preferred Stock. Repayments in cash consisted of principle of $2,055,000, plus interest and penalties of $177,198. Debentures converted into our Series B Preferred Stock consisted of $320,000 principal plus interest and penalties of $27,588. The warrants are exercisable until December 7, 2007 at an exercise price of $0.60 per share. The exercise price of the warrants and the number of underlying shares of common stock is subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors.

In October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. In September 2005, we completed a sale and leaseback transaction of the Winter Haven location, providing net cash proceeds of $981,000, after repayment of the bank note mortgage and a second secured note. Upon repayment of the Winter Haven note, we ceased to be subject to the prior bank loan covenant provisions. The Melbourne loan, which bears interest at the bank’s base rate, is for a term of five years with required monthly principal payments based on a 15 year amortization schedule, and a balloon payment at the end of the five years. The principal balance owed on this note as of January 1, 2006 was $485,000.

We believe based on our current outlook, that our cash balance along with our operating forecast, coupled with the contemplated sale leaseback transactions and the remaining $800,000 available under the $1,600,000 revolving credit line, will be sufficient to satisfy our contemplated cash requirements through the end of 2006. There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

Contractual Obligations

As of January 1, 2006, our contractual obligations were:

	Payments Due by Period
	Total	<1 yr	1 - 3 yrs	3 - 5 yrs	>5 yrs

Long-term debt(1)	$1,778,904	$777,823	$716,262	$284,819	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(2)	21,247,748	2,612,590	4,485,423	4,332,997	9,816,738
Purchase obligations	—	—	—	—	—
Other debt obligations reflected on the company’s balance sheet under GAAP(3)	808,702	—	808,702	—	—
Total	$23,835,354	$3,390,413	$6,010,387	$4,617,816	$9,816,738

——————

(1)

consists of long-term debt as reported in footnote 7 of the financial statements.

(2)

consists of operating leases primarily for real estate.

(3)

consists of related party debt due in 2007.

Quarterly Fluctuation of Financial Results

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. We have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S., the health of Florida’s economy and the effect of world events in general, and the tourism industry in particular. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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

Impact of Inflation and Price Changes

We have not operated in a highly inflationary period, and management does not believe that inflation has had a material affect on sales or expenses. As expenses increase, including annual increases in the minimum wage rate in Florida and other expense categories, we expect to recover increased costs by increasing prices, to the extent permitted by competition, or by operating our business more efficiently and modifying our menu and promoting other less cost sensitive products. Many food products purchased by us are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes could affect us adversely. From time-to-time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the aggregate of $985,000 in outstanding debt at January 1, 2006 owed to our banks based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

Item 8. Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Shells Seafood Restaurants, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and Subsidiaries (the “company”) as of January 1, 2006 and January 2, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended January 1, 2006 (52 weeks), January 2, 2005 (53 weeks) and December 28, 2003 (52 weeks). These consolidated financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company at January 1, 2006 and January 2, 2005 and the results of its operations and cash flows for the fiscal years ended January 1, 2006 (52 weeks), January 2, 2005 (53 weeks) and December 28, 2003 (52 weeks) in conformity with accounting principles generally accepted in the United States of America.

Kirkland, Russ, Murphy & Tapp P.A.
Clearwater, Florida
February 3, 2006, except for Note 20, as to which
the date is February 24, 2006

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1, 2006	January 2, 2005

ASSETS
Cash	$1,360,740	$2,349,519
Inventories	498,975	396,823
Other current assets	365,227	497,178
Receivables from related parties, net	114,485	109,477
Total current assets	2,339,427	3,352,997

Property and equipment, net	11,733,861	7,095,922
Goodwill	2,474,407	2,474,407
Other assets	547,395	535,376
Prepaid rent	343,242	59,956
Total Assets	$17,438,332	$13,518,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,982,153	$2,311,584
Accrued expenses	2,175,380	2,567,026
Sales tax payable	245,673	202,666
Convertible debentures and interest payable	—	2,395,301
Current portion of long-term debt	777,823	515,764
Total current liabilities	7,181,029	7,992,341

Notes and deferred interest payable to related parties	808,702	2,238,941
Long-term debt, less current portion	1,001,081	1,494,845
Deferred rent	784,976	849,287
Total liabilities	9,775,788	12,575,414

Minority Partner Interest	472,131	441,618

Stockholders’ Equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 23,731 and 35,275 shares issued and outstanding	237	353
Series B - 443,850 shares issued and outstanding	4,439	—
Common stock, $0.01 par value; authorized 58,000,000 and 20,000,000 shares, respectively; 16,134,817 and 8,565,406 shares issued and outstanding, respectively	161,348	85,654
Additional paid-in-capital	25,122,312	14,926,627
Accumulated deficit	(18,097,923)	(14,511,008)
Total stockholders’ equity	7,190,413	501,626
Total Liabilities and Stockholders’ Equity	$17,438,332	$13,518,658

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003

Revenues	$44,487,348	$41,564,138	$44,046,055

Cost and Expenses:
Cost of sales	14,670,554	14,050,690	14,466,578
Labor and other related expenses	13,756,895	12,935,204	13,845,271
Other restaurant operating expenses	11,374,609	10,123,584	11,117,396
General and administrative expenses	4,014,675	3,248,657	3,387,470
Depreciation and amortization	1,498,656	1,057,841	1,076,511
Pre-opening expenses	758,168	—	—
Provision for impairment of assets	—	105,000	360,000
	46,073,557	41,520,976	44,253,226
(Loss) Income From Operations	(1,586,209)	43,162	(207,171)

Other Income (Expense):
Lease buy-out option	600,000	—	—
Provision for asset impairment due to lease buy-out	(211,000)	—	—
Interest expense, net	(413,012)	(1,153,340)	(462,246)
Other income, net	29,587	32,641	(100,352)
	5,575	(1,120,699)	(562,598)
Loss Before Elimination of Minority Partner Interest	(1,580,634)	(1,077,537)	(769,769)

Elimination of Minority Partner Interest	(271,112)	(265,953)	(263,964)

Net Loss	(1,851,746)	(1,343,490)	(1,033,733)

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock (See Note 12, Series B Convertible Preferred Stock)	(1,735,169)	—	—

Net Loss Attributable To Common Shareholders	$(3,586,915)	$(1,343,490)	$(1,033,733)

Net Loss Per Share of Common Stock:
Basic and diluted	$(0.24)	$(0.26)	$(0.23)
Weighted Average Number of Shares of Common Stock Outstanding:
Basic and diluted	14,796,278	5,261,981	4,577,470

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock				Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 29, 2002	66,862	$669	—	—	4,454,015	$44,540	$14,240,576	$(12,133,785)	$2,152,000
Net loss								(1,033,733)	(1,033,733)
Preferred stock converted	(3,314)	(34)			16,570	166	(132)		—
Issuance of common stock for management bonus					160,790	1,608	62,707		64,315
Balance at December 28, 2003	63,548	635	—	—	4,631,375	46,314	14,303,151	(13,167,518)	1,182,582
Net loss								(1,343,490)	(1,343,490)
Preferred stock converted	(28,273)	(282)			141,365	1,413	(1,131)		—
Warrants exercised					3,750,000	37,500	562,500		600,000
Warrant valuation reserve (See Note 6)							44,613		44,613
Stock options exercised					42,666	427	17,494		17,921
Balance at January 2, 2005	35,275	353	—	—	8,565,406	85,654	14,926,627	(14,511,008)	501,626
Net loss								(1,851,746)	(1,851,746)
Preferred stock issued in private placement financing, net of issuance costs of $1,137,672			461,954	4,620			5,787,018		5,791,638
Issuance costs, private placement financing							(123,872)		(123,872)
Series B Preferred Stock warrant issued to placement agent for private placement financing							123,872		123,872
Deemed dividend for warrants and beneficial conversion feature of preferred stock (See Note 12)							1,735,169	(1,735,169)	—
Preferred stock converted	(11,544)	(116)	(18,104)	(181)	419,800	4,198	(3,901)		—
Warrants exercised					7,123,011	71,230	2,226,153		2,297,383
Warrant valuation reserve (See Note 6)							440,000		440,000
Stock options exercised					26,600	266	11,246		11,512
Balance at January 1, 2006	23,731	$237	443,850	$4,439	16,134,817	$161,348	$25,122,312	$(18,097,923)	$7,190,413

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003

Operating Activities
Net loss	$(1,851,746)	$(1,343,490)	$(1,033,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,498,656	1,057,841	1,076,511
Interest expense on warrants issued	—	711,000	—
Financing costs on warrants issued	—	175,000	—
Lease buy-out option	(600,000)	—	—
Provision for impairment of assets	211,000	201,000	360,000
Gain from hurricane-related insurance recoveries	—	(499,795)	—
Gain on sale of restaurant	(792,969)	—	—
Loss (gain) on disposal of fixed assets	472,318	(48,204)	2,874
Loss on sale of assets applied against reserves	—	63,554	49,356
Minority partner interest	271,112	265,962	263,964
Changes in operating assets and liabilities:
Change in current assets and liabilities	2,767,808	(483,201)	(891,690)
Changes in other assets and liabilities:
(Increase) decrease in prepaid rent	(306,286)	15,621	21,853
(Increase) decrease in other assets	(16,869)	5,070	(227,679)
(Decrease) increase in accrued interest to related parties	(230,239)	136,840	144,081
Increase (decrease) in deferred rent	54,964	(95,356)	(29,230)
Total adjustments	3,329,495	1,505,332	770,040
Net cash provided by (used in) operating activities	1,477,749	161,842	(263,693)
Investing Activities:
Proceeds from sale of assets	2,243,859	92,776	500
Proceeds from hurricane-related insurance recoveries	—	139,935	—
Purchase of property and equipment	(7,762,226)	(1,524,515)	(755,278)
Net cash used in investing activities	(5,518,367)	(1,291,804)	(754,778)
Financing Activities:
Proceeds from the issuance of stock	4,963,916	617,920	—
Proceeds from debt financing	1,951,750	2,832,298	578,585
Repayment of debt	(3,623,227)	(404,496)	(1,079,004)
Minority partner distributions	(240,600)	(290,180)	(225,980)
Net cash provided by (used in) financing activities	3,051,839	2,755,542	(726,399)
Net (decrease) increase in cash	(988,779)	1,625,580	(1,744,870)
Cash At Beginning of Period	2,349,519	723,939	2,468,809
Cash At End of Period	$1,360,740	$2,349,519	$723,939
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(102,152)	$(14,274)	$(26,115)
Receivables from related parties	(5,008)	670	(4,794)
Other current assets	131,951	128,573	337
Accounts payable	1,670,569	(79,101)	(164,169)
Accrued expenses	1,029,441	(553,350)	(673,481)
Sales tax payable	43,007	34,281	(23,468)
Change in current assets and liabilities	$2,767,808	$(483,201)	$(891,690)
Supplemental disclosure of cash flow information:
Cash paid for interest	$399,916	$309,006	$338,883
Hurricane-related insurance recoveries	$375,283	$—	$—
Financing costs, line of credit	$80,000	$—	$—
Cash paid for income taxes	$—	$634	$3,300
Cash received from the 2002 sales of assets	$—	$100,000	$—

See notes to consolidated financial statements and independent auditors’ report.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

Non-cash operating, investing and financing activities:

•

Deferred rent of $119,275 was reduced to offset the loss on disposal of two restaurants in November 2005.

•

Warrant valuation reserves of $440,000 were applied to Paid in Capital in September 2005 upon the registration of the underlying common stock with the Securities and Exchange Commission.

•

Warrant valuation reserves of $284,364 and $223,000 relating to the exercise of warrants were applied to Paid in Capital in the first and second quarters of 2005, respectively.

•

Principal on related party debt of $500,000 ($1,000,000 aggregate) was used by the noteholders to acquire common stock in conjunction with the exercise of warrants in each of March and May 2005.

•

Principal and accrued interest of $347,588 was used by the debenture holders to acquire Series B Preferred Stock in May 2005.

•

Principal and accrued interest on related party debt of $1,281,666 was used by the noteholders to acquire Series B Preferred Stock in May 2005.

•

Deemed dividend of $1,735,169 for warrants and the beneficial conversion feature of Series B Preferred Stock was recorded relative to the May 2005 private financing transaction.

•

An issuance cost of $123,872 was recorded for a warrant issued to the placement agent in the May 2005 private financing transaction.

•

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

•

Loss on sale of assets applied against reserves totaled $63,554 consisting of (i) $24,776, which reduced net book value of property and equipment by $19,062 and deferred rent by $5,714 in June 2004; and (ii) $38,778, which reduced net book value of property and equipment in December 2004.

•

Asset impairment charges of $158,335 were applied to reduce the basis of fixed assets damaged by a fire in September 2004.

•

During 2004, we relieved $383,695 of the FAS 144 allowance for impaired assets relating to disposed restaurants.

•

Deferred rent of $114,602 was applied to gain on sale of restaurant in April 2004.

•

Asset impairment charges of $110,000 were applied against gain on sale of restaurant in April 2004.

•

Warrant valuation reserves of $44,613 relating to warrants exercised in November 2004 was applied to paid in capital.

•

Bonuses of $64,315 were paid in common stock during 2003.

•

Losses on disposals of assets of $49,356 were applied against reserves in 2003.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation – At January 1, 2006, Shells Seafood Restaurants, Inc. and subsidiaries managed and operated 25 full-service, casual dining seafood restaurants in Florida under the name “Shells”.

Shells was incorporated on April 29, 1993 and began operations in August 1993 when it purchased from Shells, Inc. the service mark “Shells”, as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name “Shells”. Shells subsequently acquired Shells, Inc. effective December 29, 1994.

Principles of Consolidation – The consolidated financial statements include the accounts and operations of Shells and its wholly owned subsidiaries as well as a joint venture partnership in which Shells is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

Fiscal Year – Our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. Our fiscal year ended January 1, 2006 (“fiscal year 2005”) was 52 weeks, fiscal year ended January 2, 2005 (“fiscal year 2004”) was 53 weeks, and fiscal year ended December 28, 2003 (“fiscal year 2003”) was 52 weeks.

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

Inventories – Inventories consist of food (primarily seafood), beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. We utilize a third party to hold and distribute certain products. Such inventory is not recorded by us, nor is the risk of ownership transferred to us until its individual restaurants receive product.

Property and Equipment – Property and equipment are stated at cost less the provision for impairment and are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over their estimated useful life of 30 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life and range from two to 20 years. Useful lives for equipment, furniture and fixtures, and signs range from three to 10 years.

Leases – We recognize rent expense for our leased restaurants on a straight-line basis over the expected lease term, including cancelable option periods as described below. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the option. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Many of our leases have renewal periods totaling five to 20 years, exercisable at our option and require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Goodwill – The excess of the cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. was recognized as goodwill. Prior to 2002, goodwill was amortized on the straight-line basis over 20 years; the

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

use of a 20-year estimated life was based on the upper and lower limits considering among other factors the lease terms of restaurants acquired and the cash flow projections of the restaurants. During 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, whereby goodwill is evaluated periodically for possible impairment and written down to fair value if impaired.

Impairment of Long-lived Assets – Property and equipment, goodwill and other intangible assets are reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by the assets estimated future undiscounted cash flows. See Note 16 for additional information.

Income Taxes – We use the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. See Note 13 for additional information.

Stock-Based Compensation and Other Equity Instruments – Through fiscal year 2005, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, we have not recorded stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant. Note 14 to our financial statements provides pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123 (“SFAS 123R”). SFAS 123R eliminates the ability to account for share-based compensation under the intrinsic value method permitted by APB 25. This will required us to adopt the fair value model for recognizing compensation expense for employee stock options, and would have the effect of reducing our reported net income and net income per share. SFAS 123R is required to be adopted as of the beginning of our fiscal 2006. We account for transactions in which services are received in exchange for equity instruments issued based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  We account for transactions in which we issue convertible securities in accordance with EITF Issues No. 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issues No. 00-27, “Application of Issue No. 98-05 to Certain Convertible Instruments.”

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

New Accounting Pronouncements – In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively.  Adoption of FASB Statement No. 149 did not have a material affect on our consolidated financial statements.

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

In December 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Revised Statement No. 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor address the accounting for employee share ownership plans, which are subject to AICPA Statement

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies – (continued)

of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  Revised Statement No. 123 is effective for Shells as of the first quarter of 2006. Adoption of revised FASB Statement No. 123 is discussed in Note 14 below.

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

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” clarifying that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Clarifications found in Interpretation 47 are not expected to materially impact our consolidated financial statements.

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

Note 2 — Liquidity

Our company’s working capital deficit increased slightly from $4,639,000 in 2004 to $4,842,000 in 2005, and our cash position at January 1, 2006 decreased to $1,361,000 from $2,349,000 on January 2, 2005. In February 2005, we received $754,000 in proceeds from the exercise of common stock warrants and $600,000 from a landlord for a lease buy-out option.

In May 2005, we sold an aggregate of $6.9 million of securities in a private placement to accredited investors, including $1.3 million and $348,000 from conversions of then outstanding related party debt and debentures, respectively. We realized approximately $5.8 million in net proceeds from this financing. After retiring $2.2 million in loans from debenture holders, we used the remaining proceeds of the financing, as well as cash proceeds from the other fiscal 2005 financing activities, to remodel 13 additional Shells restaurants, open two new restaurants and relocate one restaurant.

In September 2005, we completed a sale and leaseback transaction, providing net cash proceeds to us of $981,000, after repayment of the then existing mortgage indebtedness.

In October 2005, we utilized $800,000 of the $1.6 million line of credit from our investors. In December 2005, we obtained and utilized a $500,000 short-term credit facility from our bank. We contemplate completing two additional sale leaseback transactions in the first half of 2006 generating net proceeds of $665,000 after repayment of existing debt.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Cash and Other Current Assets

Concentrations:

(a)

Credit Risk - Cash balances are maintained in a financial institution located in Florida. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

(b)

Supplies - We acquire a significant amount of our food products utilized in the preparation of our menu items from a limited number of sources. During the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, approximately 42%, 36% and 43%, respectively, of related purchases were made from 10 suppliers.

(c)

Allowance for Doubtful Accounts – We estimate the allowance for uncollectible accounts based on the aging of the receivables due from related parties. Those receivables that are deemed uncollectible are charged against the allowance for doubtful accounts.

Other current assets consist of the following:

	January 1, 2006	January 2, 2005

Prepaid expenses	$271,486	$97,176
Insurance proceeds receivable	40,000	359,860
Other current assets	53,741	40,142
	$365,227	$497,178

Note 4 — Property and Equipment

Property and equipment consist of the following:

	January 1, 2006	January 2, 2005

Leasehold improvements	$7,855,516	$5,694,911
Equipment	3,904,680	3,321,306
Furniture and fixtures	4,692,974	3,150,959
Land and buildings	1,750,114	2,541,397
Signage	582,759	451,832
Automobiles	214,288	—
	19,000,331	15,160,405
Less accumulated depreciation and amortization	(7,266,470)	(8,064,483)
	$11,733,861	$7,095,922

Depreciation expense was $1,478,000 in fiscal 2005 compared to $1,011,000 in fiscal 2004. During 2005, disposals of fixed assets relating to restaurant remodeling and the sale-leaseback transaction resulted in the retirement of $2,276,000 in accumulated depreciation.

In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby on February 22, 2005, the landlord paid $600,000 to us for an option to buy-out the lease. Any time after 12 months beyond the payment date, the landlord can provide notice of lease termination to us. Thereafter, we have 60 days to wind down business and vacate the premises. Due to this lease modification and the anticipated acceleration of the scheduled lease termination date, we recorded an impairment of assets of $211,000. See Note 20, Subsequent Events, later in these financial statements for additional information concerning this leased property.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Property and Equipment – (continued)

During February 2005, we agreed to acquire for $843,000 the leasehold rights and personal property of a restaurant located in Clearwater Beach, Florida from Gold Coast Restaurants, Inc. (d/b/a Leverock’s), out of bankruptcy proceedings. The purchase price was allocated to property and equipment for $505,000 and to prepaid rent for $338,000.

During September 2005, we completed a real estate lease agreement in St. Petersburg, Florida,  which did not require key money for leasehold improvements or equipment. This restaurant opened in December 2005.

On September 29, 2005, we completed a sale and simultaneous leaseback of our restaurant in Winter Haven, Florida with Fortress Realty Investment, LLC at a sale price of $1,667,000. We used $686,000 of the proceeds from the sale leaseback transaction to retire two notes on the Winter Haven property, giving $981,000 in remaining cash proceeds. Pursuant to SFAS No. 66, Accounting for Sales of Real Estate, a gain on the sale of $792,000 was recognized under the full accrual method, as the collection of the sales price was fully realized on the sale date. Subsequent to the sale, monthly rent payments have been captured as an operating lease, since we have no residual ownership rights to the property.

During October 2005, we completed an assignment of a real estate lease for a restaurant located in Stuart, Florida for the purpose of relocating an existing restaurant in Stuart, Florida. The purchase price of $570,000 was allocated to leasehold improvements, equipment, furniture and fixtures and signage based on the net book value of the prior owner. In November 2005, a lease termination agreement was completed on the former Stuart, Florida restaurant location that we had operated since March 1994. The agreement called for an early termination fee of $100,000, payable in installments during 2006. The net book value of leasehold improvements abandoned was approximately $55,000.

Note 5 — Goodwill, Prepaid Rent and Other Assets

Goodwill was evaluated for impairment in accordance with FASB Statement No. 142 which was adopted during 2002. The evaluation is based upon the forecasted future cash flow of those restaurant locations acquired from Shells, Inc. in the 1994 merger. As a result of the evaluation, there was no reduction to the carrying value of goodwill in 2005 or 2004; however, changes in factors and circumstances could result in an impairment of goodwill in the future.

Prepaid rent consists of the excess of purchase price over the fair value of assets acquired concurrent with a real estate operating lease for a restaurant location. During February 2005, we agreed to acquire for $843,000 the leasehold rights and personal property of a restaurant located in Clearwater Beach, Florida from Gold Coast Restaurants, Inc. (d/b/a Leverock’s), out of bankruptcy proceedings. The prepaid rent was calculated at $338,000 and will be amortized over 16 years, the remaining life of the lease including all options to renew, leaving an unamortized balance as of January 1, 2006 of $322,000.

Other assets consist of certificates of deposit held by our bank as collateral for letters of credit for utility deposits, unamortized service marks and loan costs, as well as utility and other vendor deposits.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Accrued Expenses

Accrued expenses consist of the following:

	January 1, 2006	January 2, 2005

Accrued payroll	$922,964	$776,652
Other	723,255	348,453
Unearned gift card revenue	261,151	251,498
Restaurant closing expenses	168,671	216,677
Construction	99,339	—
Accrued insurance	—	26,382
Warrant valuation reserve	—	947,364
	$2,175,380	$2,567,026

The warrant valuation reserve consisted of the following:

Warrant description and date issued	January 1, 2006	January 2, 2005

January 2002 at inception of $2,000,000 financing	$—	$61,364
August 2004 for the extension of maturity date of above	—	446,000
December 2004 at inception of debentures	—	440,000
	$—	$947,364

The warrant valuation reserve related to warrants issued as inducements to creditors in various financing transactions. In each case, the warrants were valued by an independent valuation expert. The reserves were  transferred to Paid In Capital upon the earlier of the exercise of the warrants or the registration of the underlying common stock in accordance with Emerging Issues Task Force Issue 00-19 (“EITF-0019”), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”  Such registration of our common stock became effective with the Securities and Exchange Commission on September 13, 2005.

In January 2002, due to our then financial condition, we were not able to borrow money at rates we could afford. As such, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase common stock. As part of that financing transaction, we were able to negotiate the deferral of approximately one-half of the interest payable on this outstanding indebtedness until the maturity of the loans. Warrants issued to purchase 8,908,030 shares of common stock were independently valued at $105,977, or $0.0119 per share. In November 2004, investors exercised 3,750,000 warrants and the reserve was reduced by $44,613, leaving a balance at fiscal year end 2004 of $61,364. The remaining warrants were exercised on January 31, 2005, and the remaining reserve was applied to Paid in Capital.

In August 2004, the maturity date of the $2,000,000 loans was extended  until January 2007 in exchange for warrants. Warrants were issued to purchase 2,000,000 shares of common stock and were independently valued at $446,000, or $0.223 per warrant. On March 9, 2005, investors exercised 1,000,000 warrants and the reserve was reduced by 50%. The remaining warrants were exercised in May 2005 in a transaction that was completed in conjunction with our private placement financing, and the remaining reserve of $223,000 was applied to Paid in Capital.

In December 2004, as part of the $2,375,000 financing, the purchasers of the convertible debentures were issued warrants as an inducement for the loans. Warrants to purchase 1,971,250 shares of common stock were valued at $440,000, or $0.223 per share based on an independent valuation completed in August 2004. Since this valuation was five months old, we considered other factors to support its use, specifically: (i) the stock price was $0.60 on both of August 4, 2004 and December 6, 2004, (ii) a Black-Scholes calculation indicated that a valuation between

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Accrued Expenses – (continued)

$0.20 and $0.25 per share was appropriate, and (iii) the August 4, 2004 valuation fell within an acceptable range of a minimum-maximum calculation based on the proposed future range of the exercise price of the warrants. On September 13, 2005, the warrant valuation reserve was transferred to Paid in Capital upon the registration of the underlying common stock with the Securities and Exchange Commission. The $440,000 warrant valuation was allocated to interest expense and financing costs based upon the number of warrants issued to investors and the placement agent, respectively. Warrants issued to investors to purchase 1,187,500 shares of common stock were valued at $265,000 and charged to interest expense at the commitment date due to the short-term (4-months) nature of the debentures. Warrants to purchase 783,750 shares of common stock were issued to the placement agent, valued at $175,000 and charged to financing costs.

See Note 12, Convertible Preferred Stock, Series B Convertible Preferred Stock, for discussion of the valuation of the warrants issued in the May 2005 private placement financing.

Note 7 — Long-Term Debt

Long-term debt consists of the following:

	January 1, 2006	January 2, 2005

Line of credit with Colonial Bank to finance remodeling construction costs, interest payable monthly at bank base rate plus 1%; interest rate was 8.25% at January 1, 2006; principal payable by June 28, 2006.	$500,000	$—

$635,000 promissory note with Colonial Bank collateralized by real property owned by the 51% owned joint venture. Interest is payable monthly based on the bank’s base rate. Principal is payable $3,900 monthly, with all unpaid principal due in September 2007. The interest rate was 7.25% at January 1, 2006.	485,071	531,871

$655,000 promissory note collateralized by real property owned by Shells. Payments are $8,000 monthly with unpaid principal due June 2009. The interest rate is fixed at 10.0%.	371,518	425,518

Finance agreement, collateralized by automobiles, principal and interest due monthly at $3,538 through August 2010, at 6.75% fixed interest rate.	169,147	—

Tenant improvement allowance, collateralized by leasehold improvements and equipment, payable monthly at $2,988 through July 2010 Interest imputed at 10.5%.	130,938

Promissory note for early termination of lease, payable monthly at $10,370 principal and interest through October 2006, at 8.0% fixed interest rate.	100,000	—

Capitalized lease agreement, collateralized by equipment, payable monthly at $517 principal and interest through March 2009.	17,023	—

Finance agreement, collateralized by insurance policy, principal and interest due monthly and retired February 2006, at 6.5% fixed interest rate.	5,207	—

Promissory note with a bank collateralized by real property owned by Shells Interest was payable monthly based on the Colonial Bank Base Rate. Principal was payable $3,709 monthly with all unpaid principal due in September 2007 The interest rate was 5.25% at January 2, 2005. Note paid in full upon completion of sale-leaseback transaction in 2005.	—	567,357

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Long-Term Debt – (continued)

	January 1, 2006	January 2, 2005

Line of credit with bank to finance construction from fire loss, interest payable monthly at bank base rate plus 1%; interest rate was 6.25% at January 2, 2005; principal repaid on April 18, 2005.	$—	$295,000

$165,315 promissory note collateralized by real estate owned by Shells was payable at $6,888 monthly starting June 2005 through June 2007. Principal repaid during 2005.	—	165,315

Capitalized lease agreement, collateralized by equipment, payable monthly at $2,132 through November 2005.	—	21,083

Finance agreement, collateralized by insurance policy, principal and interest due monthly through January 2005, at 5.0% fixed interest rate.		4,465
	1,778,904	2,010,609
Less current portion	(777,823)	(515,764)
	$1,001,081	$1,494,845

The annual maturities of debt as of January 1, 2006 are as follows:

2006	$777,823
2007	570,734
2008	145,528
2009	238,995
2010	45,824
Thereafter	—
$1,778,904

The promissory notes provided by Colonial Bank no longer require us to meet a financial covenant, relating to debt coverage, as the note which contained this provision was paid in full upon completion of a sale-leaseback transaction in September 2005.

Note 8 — Related Party Debt and Related Party Transactions

Related Party Debt

In March 2005, Trinad Capital, L.P. (“Trinad”), Bruce Galloway and Frederick R. Adler provided us with a $1.6 million revolving line of credit, which was to mature on the earlier of March 31, 2006 or the closing of an aggregate amount of financing providing us not less than $1.6 million of net proceeds. Trinad Master Fund, Ltd., an affiliate of Trinad, Mr. Galloway and Mr. Adler are each security holders who beneficially own more than five percent of our common stock. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. These investors received a fee of $80,000, in the aggregate, for extending the credit line to us, paid to each investor pro rata in accordance with each investor’s percentage interest (50% for Adler, 30% for Trinad and 20% for Galloway). In May 2005, these investors agreed to extend the maturity date under the line of credit to May 23, 2007 for no additional consideration. As of January 1, 2006, we have drawn $800,000 of the $1,600,000 line of credit availability, to assist in the financing of two restaurant acquisitions in the fourth quarter of 2005.

On January 31, 2002, we raised $2,000,000 in a private financing transaction, consisting of secured promissory notes and warrants to purchase shares of our common stock. The two investors in this financing were Shells Investment Partners, LLC (“SIP”) and Banyon Investment, LLC, (“Banyon”) each for $1,000,000 principal amount.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Related Party Debt and Related Party Transactions – (continued)

SIP was an entity comprised of members previously unaffiliated with our company. Banyon is an entity associated with Philip R. Chapman, Chairman of the Board, and certain family members of Frederick R. Adler. The proceeds of the financing were used for working capital.

In April 2004, Banyon sold its interest in the $1,000,000 promissory note to Frederick R. Adler. In June 2004, SIP sold to GCM Shells Seafood Partners, LLC (“GCM”) and Trinad the $1,000,000 promissory note issued to SIP. GCM and Trinad purchased the note in the amount of $400,000 and $600,000, respectively. We refinanced deferred interest of $165,315 on the $1,000,000 note, previously scheduled to be payable to SIP in full on January 31, 2005, through a note which calls for 24 equal monthly payments beginning June 1, 2005. This deferred interest note is secured by a second mortgage on certain real estate owned by us and was paid in full in September 2005 upon the completion of a sale-leaseback transaction. In September 2004, GCM sold its interest in the $400,000 note to Bruce Galloway, IRA R/O.

In March 2005, Trinad and Galloway exercised warrants to purchase an aggregate of 1,000,000 shares of our common stock at $0.50 per share. The aggregate proceeds of $500,000 were used to pay down the principal amount of their respective notes.

In May 2005, we raised approximately $6.9 million in a private offering of our securities to accredited investors. The securities sold in the offering were units, each unit consisting of a share of our Series B Convertible Preferred Stock (initially convertible into 20 shares of our common stock, subject to certain specified adjustments, if applicable) and a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share. As part of this transaction, Mr. Adler used $500,000 principal amount of his note to exercise the warrants to purchase 1,000,000 shares of common stock, issued to him in August 2004; and Mr. Adler, Trinad and the Bruce Galloway, IRA R/O converted the remaining $1,000,000 aggregate amount of secured promissory notes (originally issued by us to the investors in the January 2002 financing) held by them into units being sold in the offering. During October 2005, Trinad Capital, L.P. transferred all of its shares to an affiliate, Trinad Capital Master Fund, Ltd.

Notes and deferred interest payable to these related parties were:

	January 1, 2006	January 2, 2005

Secured promissory notes due January 31, 2007 bearing interest at 15%, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, owned by:
Frederick R. Adler	$—	$1,000,000
Bruce Galloway, IRA R/O	—	400,000
Trinad Capital, L.P.	—	600,000

Line of credit due May 23, 2007 bearing interest at 15%, of which 8%
is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, draw dates in October 2005, owned by:

Frederick R. Adler	400,000	—
Bruce Galloway, IRA R/O	160,000	—
Trinad Capital, L.P.	240,000	—

Aggregate deferred interest due on January 31, 2007	—	238,941
Aggregate deferred interest due on May 23, 2007	8,702	—
	$808,702	$2,238,941

The deferred interest due at maturity, May 23, 2007, will be $90,000 on the $800,000 borrowing.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Related Party Debt and Related Party Transactions – (continued)

Related Party Transactions

In connection with the January 2002 financing, we issued to each of SIP and Banyon a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. The warrants were exercisable through January 31, 2005. During November 2004, warrant holders exercised warrants and acquired 3,750,000 shares of common stock for $600,000 in proceeds to us. On January 31, 2005, the remaining warrants were exercised resulting in the issuance of 5,063,011 shares of common stock and generating net cash proceeds to us of $754,020.

Furthermore, as part of January 2002 financing, we entered into an Investor Rights Agreement, with the two investor groups and certain other stockholders. Pursuant to this agreement, the composition of our board of directors was fixed at seven members, and each of Banyon (now Frederick R. Adler) and SIP (now Trinad and GCM) were entitled to nominate three individuals to serve on our board. Upon the repayment of the notes, the Investor Rights Agreement terminated and the contractual rights of Mr. Adler, Trinad and GCM to nominate individuals for election to our board of directors ceased to exist.

We manage two restaurants pursuant to a management and license agreement, which became effective July 1993. The management and license agreement of an additional restaurant was terminated in October 2005. These entities are deemed to be related parties based on our ability to influence the management and operating policies of the managed restaurants. We provide management services and license our proprietary information required to operate the restaurant for a management fee originally set at 6% of restaurant sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurant’s requirement to make third party royalty payments. The management agreements were amended in October 2001, reducing the management fee to 4% of restaurant sales until such time that cash flow for three consecutive months is at least 80% of the cash flow for the same respective periods in 1999. The management fee then becomes 5% of sales. The management fee increases to, and is maintained at, 6% of sales when cash flow for three consecutive months is at least 90% of cash flow for the same respective periods in 1999. The management agreements outline the respective owners’ (“licensees”) responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital and capital expenditures. A third restaurant is operated by us, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by management for Shells restaurants. Our management fee for the restaurant was originally set at 4% of the restaurant’s sales (exclusive of any escrowed royalty fees), and later was modified to 2% in October 2001. The aggregate management fees earned under these agreements was approximately $152,000, $172,000 and $165,000 for fiscal 2005, 2004 and 2003, respectively.

On August 9, 2005, we entered into an agreement with Deborah Christen Corporation. Pursuant to this agreement, effective upon the occurrence of specific conditions precedent, including the execution of an agreement by Shells of Carrollwood Village, Inc. to abandon or terminate the sublicense agreement which granted it the use of the service marks in the trade area known as the Carrollwood Trade Area, and the management agreement with us for the operation of the “Shells” restaurant, Deborah Christen Corporation agreed to grant us a license to use the service marks in the Carrollwood Trade Area.

On October 21, 2005, we entered into a termination agreement with Shells of Carrollwood Village, Inc., whereby they agreed to terminate (a) the management and license agreement in the Carrollwood Trade Area, and (b) the agreement pursuant to which we granted them an option to transfer all of its assets to us in exchange for shares of our common stock upon the occurrence of specified events. The restaurant previously managed by us under this terminated license agreement closed on October 31, 2005. Upon the closing of the restaurant, the agreement we entered into with Deborah Christen Corporation on August 9, 2005 became effective. Under this agreement, we have until December 31, 2006 to open a “Shells” restaurant in the Carrollwood Trade Area, subject to certain monthly license fees beginning on April 1, 2006. Further, we agreed to pay Deborah Christen Corporation a license fee in the

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Related Party Debt and Related Party Transactions – (continued)

amount of two percent (2%) of the gross receipts of each “Shells” restaurant operated or sublicensed by us within the Carrollwood Trade Area.

Effective July 1993, we entered into option agreements with three of our licensees, one of which terminated in October 2005. These agreements, further amended in August 1995 and October 2001, documented the terms by which we can acquire the restaurant’s assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of our common stock at the prevailing market price. The option is exercisable by either party upon Shells averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through January 1, 2006.

On December 28, 2004, we entered into a consulting agreement with Mr. Lawrence Wolf, the father of Jay Wolf, who is a member of our board of directors. The consulting agreement has a one year term, where Mr. Lawrence Wolf is to assist us in providing marketing services; including guidance toward building our creative strategy around the “Shells” brand positioning and providing support in coordinating our media production. As compensation, Mr. Lawrence Wolf received options, under our 2002 Equity Incentive Plan to purchase 130,000 shares of common stock at an exercise price of $0.83, the market price on the date of grant. The options became fully vested on the first anniversary of the grant date. The contract with Mr. Lawrence Wolf was renewed in December 2005, and an additional stock option grant to purchase 130,000 shares of common stock was awarded at an exercise price of $0.90 per share, the market price on the grant date, with a one year vesting period.

On September 29, 2005, we completed a sale and leaseback transaction with Fortress Realty Investments, LLC, pursuant to which we sold and simultaneously leased back a Shells Seafood Restaurant location at 1561 3rd Street in Winter Haven, Florida at a sale price of approximately $1.67 million which was considered a fair value purchase amount. The minimum lease term is 20 years with a straight-line annual rent of $182,000. Fortress Realty Investments is related to Drawbridge Investment Funds which owns 66,667 shares of our Series B Preferred Stock along with warrants to purchase 666,670 shares of our common stock. Drawbridge is considered a greater than 5% owner of our stock.

Note 9 — Commitments and Contingencies

With the exception of two operating restaurants, we conduct all of our operations and maintain administrative offices in leased facilities. Certain leases provide for us to pay for common area maintenance charges, insurance, and a proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant’s sales in excess of stipulated amounts. Total rent expense under all leases was $3,257,000, $2,712,000 and $2,571,000, for fiscal 2005, 2004 and 2003, respectively, which included contingent rent of $97,000, $108,000 and $143,000, respectively. The approximate future minimum aggregate rental payments under such operating leases as of January 1, 2006 are as follows:

2006	$2,613,000
2007	2,282,000
2008	2,203,000
2009	2,192,000
2010	2,141,000
Thereafter	9,817,000
$21,248,000

These leases expire at various dates through the year 2025 and generally have renewal options for additional periods.

During November 2005, we entered into an amended and restated employment agreement with Leslie J. Christon, President and Chief Executive Officer. The amended and restated employment agreement extended the

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingencies – (continued)

term of her employment with us through June 30, 2007, subject to automatic successive one year extensions thereof, unless either party delivers prior written notice of non-extension. Pursuant to the amended and restated employment agreement, Mrs. Christon is entitled to receive an annual base salary of $300,000 and a target bonus potential up to 100% of her base salary. Mrs. Christon also received options to purchase an additional 1,061,535 shares of the our common stock (which vest in one-third installments on December 31, 2005, July 1, 2007 and July 1, 2008, subject to her continued employment with Shells), inclusive of a grant of 903,528 options under a Stock Option Agreement dated November 14, 2005 by and between Mrs. Christon and us. The remaining options to purchase 158,007 shares of our common stock were granted under our existing stock option plans. Based on the vesting schedule of the options, we expect to recognize compensation expense of approximately $105,000 in each of 2007 and 2008 as a result of the adoption of FASB Statement No. 123-R, “Share-Based Payment.”  In addition, pursuant to her employment agreement  Mrs. Christon is entitled to (i) severance pay equal to one-years then effective base salary and (ii) other immediate vesting of any of the unvested 1,061,535 stock options, if she is terminated without cause or she terminates her employment due to a significant diminution in her job responsibilities or title within 6 months following a Change in Control (as defined in the Amended and Restated Employment Agreement) of our company.

Effective March 13, 2006, we entered into an agreement with each of Guy C. Kathman, our Vice-President of Operations, Warren R. Nelson, our Chief Financial Officer, and Christopher R. Ward, Sr., our Vice-President of Purchasing, to provide them with severance and other considerations to be paid upon a Change in Control of  our company (as defined in their respective agreements). Mr. Nelson is also a party to a letter agreement from the board of directors clarifying his severance arrangement, if applicable.

On September 29, 2005, we completed a sale and leaseback transaction with Fortress Realty Investments, LLC, pursuant to which we sold and simultaneously leased back a restaurant location at 1561 3rd Street in Winter Haven, Florida at a sale price of approximately $1.67 million. The minimum lease term is 20 years, with straight-line annual rent of approximately $182,000.

During 1996, we entered into an agreement to purchase the leasehold interests in six sites, as well as the leasehold improvements, fixtures and equipment, from Islands Florida, LP, a Delaware limited partnership, in exchange for $500,000 plus, in general, an aggregate amount equal to 1% of the gross sales, as defined (“royalty”), of each of the restaurants opened and continuing to be operated by us at each of the six sites through the end of the initial terms of the respective leases. Of the six sites originally leased, four sites continue to be leased. The base terms were set to expire at various dates through 2015. During 2004, this agreement was terminated through a $100,000 settlement, paid in installment payments throughout the year. The royalty expense related to these restaurants was $56,000, $95,000 and $99,000 for 2004, 2003 and 2002, respectively.

We are subject to legal proceedings, claims and liabilities that arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

Note 10 — Minority Partner Interest

We have a 51% equity interest in a joint venture partnership that owns and operates the Shells restaurant located in Melbourne, Florida. We entered into the joint venture partnership in March 1994 with WLH Investments, Inc., a corporation owned by the wife of our then President, who was a Director of Shells until February 2002. As a condition of the partnership, WLH Investments contributed $400,000 in capital. Profits of the partnership are allocated as follows: (i) 100% of the first $60,000 annually is allocated to WLH Investments, (ii) 100% of the next $60,000 is allocated to us and (iii) any excess over the $120,000 is allocated 51% to us and 49% to WLH Investments. All losses are allocated in accordance with the ownership percentages.

Our share of the partnership profits was $280,000 $296,000 and $272,000 during fiscal 2005, 2004 and 2003, respectively. In addition, the partnership paid us $190,000, $181,000 and $177,000 in fiscal 2005, 2004 and 2003, respectively, for management and license fees. The joint venture and management agreement outline the respective

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Minority Partner Interest – (continued)

joint venture partner’s responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital, capital expenditures and principal and interest payments on loans and mortgages. The joint venture’s cash balance was $176,000 as of January 1, 2006.

The joint venture agreement, which was amended March 1995, contains a purchase option for us to purchase the WLH Investments interest  or conversely, for WLH Investments to put their interest in the partnership to us, for a purchase price of $750,000, payable by the issuance of our common stock having a value of $750,000. The option is exercisable at any time following the date our common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through January 1, 2006.

Note 11 — Stockholders’ Equity and Convertible Debentures

In connection with the $2,000,000 financing dated January 31, 2002, we issued to each of SIP and Banyon (i) a $1,000,000 secured promissory note due January 31, 2005 (extended to January 31, 2007) which bears interest at 15% per annum, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full and (ii) a warrant to purchase 4,454,015 shares of our common stock, at an exercise price of $0.16 per share. The warrants were exercisable through January 31, 2005.

On April 12, 2004, Banyon sold its interest in the $1,000,000 note to Frederick R. Adler. On June 23, 2004, SIP sold its interest in the $1,000,000 secured promissory note along with 90% of their warrants to Trinad ($600,000) and GCM ($400,000). Subsequently, on September 30, 2004, GCM sold its interest in their $400,000 note to Bruce Galloway, IRA R/O.

On August 4, 2004, our $2,000,000 aggregate principal amount of secured promissory notes set to mature on January 31, 2005 were extended to be due on January 31, 2007, under the same terms as the original notes. As an inducement to extend the maturity date of the notes, warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 per share were issued to the note holders in proportion to the value of their respective notes. These newly issued warrants were exercisable from January 31, 2005 through January 31, 2007. We recognized a one-time, non-cash charge of $446,000 relating to this transaction. In March and May 2005, the warrants were exercised and the proceeds of $1,000,000 were used to pay down the principal amount of the notes to these investors.

In November 2004, a portion of the warrants issued as part of the $2,000,000 January 2002 financing were exercised, resulting in the issuance of 3,750,000 shares of common stock. In January and February 2005, the remaining warrants issued as part of the $2,000,000 financing in January 2002 were exercised, whereby warrant holders acquired 4,712,630 shares of common stock for $754,000 in proceeds to us. Additionally, SIP converted their retained warrants into common stock under the cashless exercise provisions of the warrant agreement, resulting in the issuance of 350,381 shares of common stock.

On December 7, 2004, we sold $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the sale. We paid interest at 12% and late payment penalties through May 23, 2005 when the debentures were retired by repayment in cash or conversion into our Series B Preferred Stock. Repayments in cash consisted of principal of $2,055,000 plus interest and penalties of $177,198. Debentures converted into our Series B Preferred Stock consisted of $320,000 principal plus interest and penalties of $27,588. The warrants are exercisable until December 7, 2007 at an exercise price of $0.60 per share. The exercise price of the warrants and the number of underlying shares of common stock are subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors.

To date, no cash dividends have been declared or paid on our common or preferred stock. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Convertible Preferred Stock

Series A Convertible Preferred Stock — On October 24, 2001, we issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness to our trade creditors. The shares were issued exclusively to “accredited investors” as defined in Rule 501(a) under the Securities Act. We did not receive any cash proceeds in connection with the issuance of the Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible by the holder into five shares of our common stock. The Series A Preferred Stock has a liquidation preference equal to $10.00 per share, plus any declared but unpaid dividends. Dividends on the Series A Preferred Stock, payable in cash at the rate of 5% of the Liquidation Value ($10.00) per annum, are payable annually, when, as and if declared by our board of directors out of funds legally available for the payment of dividends. Dividends on the Series A Preferred Stock are not cumulative. To date, no dividends have been declared or paid on the Series A Preferred Stock.

During fiscal 2005, 2004 and 2003, investors converted an aggregate of 11,544, 28,273 and 3,314 shares, respectively, of Series A Preferred Stock into 57,720, 141,365 and 16,570 shares, respectively, of our common stock.

Series B Convertible Preferred Stock — In May 2005, we issued 461,954 units of securities in a private placement offering to accredited investors generating gross proceeds of $6,929,000. Each unit consisted of one share of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), which is initially convertible into 20 shares of our common stock, subject to certain specified adjustments under certain circumstances, and a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share.

A non-cash implied dividend of $1,735,000 was recorded in conjunction with the private placement offering, consisting of a warrant valuation and a beneficial conversion feature. The beneficial conversion feature reflects a non-detachable in-the-money conversion feature of the Series B Preferred Stock as defined by the Emerging Issues Task Force Consensus No. EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Features.”

The warrant to purchase 37,651 units (consisting of 37,651 shares of Series B Preferred Stock and warrants to purchase 376,510 shares of common stock) issued to the placement agent was valued at $124,000. The value was based upon the per unit fair market value of the securities issued to the investors in the transaction less the cash exercise price.

The Series B Preferred Stock votes together with our common stock on an “as-converted” basis as a single class on all actions to be taken by our stockholders. Without the consent of a majority of the outstanding Series B Preferred Stock, we cannot alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, authorize or create any class of stock ranking as to a distribution of assets upon a liquidation event senior to or pari passu with the Series B Preferred Stock,  issue any additional shares of the Series A Preferred Stock, or alter or change the powers, preferences or rights given to the Series A Preferred Stock. Upon any dissolution, liquidation, merger, consolidation, reorganization or other series of transactions, under certain conditions, the holders of Series B Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders, before any payment is made to the holders of our common stock. If dividends are declared payable on our common stock, then dividends shall be declared for the Series B Preferred Stock. All shares of Series B Preferred Stock issued and outstanding on May 23, 2015 will automatically be converted at that time into shares of our common stock, based on the conversion price then in effect.

During fiscal 2005, investors converted 18,104 shares of Series B Preferred Stock into 362,080 shares of our common stock.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income Taxes

There were no provisions for income taxes for the years ended January 1, 2006, January 2, 2005 and December 28, 2003.

Our effective tax rate is composed of the following for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax, net of federal benefit	(2.8)	(0.4)	(3.5)
FICA tip credits	(6.6)	(15.8)	(19.3)
Warrant grants	—	22.4	—
Valuation allowance and other adjustment	43.4	15.6	56.8
Revalue certain deferred tax assets	—	8.4	—
Other	—	3.8	—
Effective income tax benefit	—%	—%	—%

As of January 1, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $10,246,000 which expire between 2006 and 2020. We also had approximately $3,205,000 of general business credits to carry forward, which expire by 2025. We had an ownership change in 2002 and 2005 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income. This limitation is approximately $75,000 per year for net operating losses incurred prior to the 2002 ownership change, and $665,000 per year for net operating losses incurred prior to the 2005 ownership change. Any portion of the annual limitation amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation. Approximately $7,100,000 of our net operating loss carryforwards and approximately $3,082,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $3,200,000 in net operating loss carryforwards and $2,700,000 in credits will expire without benefit to us.

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

	January 1, 2006
	Current	Non-current	Total

Basis difference in fixed assets and other assets	$—	$529,000	$529,000
Accrued liabilities	298,000	(294,000)	4,000
Net operating loss carryforwards	—	3,839,000	3,839,000
General business credits	—	3,205,000	3,205,000
	298,000	7,279,000	7,577,000
Valuation allowance			(7,365,000)
Net deferred tax assets			212,000
Involuntary conversion proceeds and service marks			(212,000)
			$—

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income Taxes – (continued)

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
			$—

Note 14 — Stock Compensation Plans

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, President and Chief Executive Officer, concurrent with her amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise  price of $0.85, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005, and vest as to 274,842 on each of July 1, 2007 and July 1, 2008. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans described below at an exercise price of $0.85 per share with vesting ratably in July 2007 and July 2008.

At January 1, 2006, we had three stock-based employee compensation plans, as one plan expired in September 2005. The plans are described more fully below. As of January 1, 2006, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stock Compensation Plans – (continued)

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003

Net loss, as reported	$(1,851,746)	$(1,343,490)	$(1,033,733)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(502,948)	(95,580)	(184,206)
Pro forma net loss	(2,354,694)	(1,439,070)	(1,217,939)

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	(1,735,169)	—	—
Pro forma net loss attributable to common shareholders	$(4,089,863)	$(1,439,070)	$(1,217,939)

Earnings per share:
Basic and diluted – as reported	$(0.24)	$(0.26)	$(0.23)
Basic and diluted – pro forma	$(0.28)	$(0.27)	$(0.27)

Stock option grants were valued based upon the Black Scholes option-pricing model for calculation of a grant date fair-value. The assumptions used were as follows:

	Quarter Ended
Assumptions used in computing fair value of option grants:	April 3, 2005	July 3, 2005	October 2, 2005	January 1, 2006

Volatility	71.7%	57.0%	39.0%	34.8%
Weighted-average estimated life	5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	3.69%	4.01%	4.00%	4.23%
Dividend yield	0	0	0	0

On September 11, 1995, our board of directors approved two employee stock option plans. Under both of these plans, the options generally vest over three years, one third annually on the anniversary date of the grant and have a maximum term of 10 years. The 1995 Employee Stock Option Plan, as amended, expired in September 2005 and originally provided for the issuance of options to purchase up to a total of 840,000 shares. The 1996 Employee Stock Option Plan provided for the issuance of options to purchase a total of 101,000 shares. As of January 1, 2006, options to purchase an aggregate of 192,757 shares were outstanding under the plans of which 134,750 were fully exercisable and 58,007 shares vest in future years. There were 20,001 shares purchased through the exercise of these options through 2005. The exercise prices of the outstanding options range from $0.45 to $5.75. The weighted average remaining contractual life for the options outstanding at January 1, 2006 for both plans is approximately five years.

On May 20, 1997, our stockholders approved the Stock Option Plan for Non-employee Directors. The plan, as amended, authorized a total of 150,000 shares to be reserved for issuance under the plan. We did not grant any options under this plan during 2005, 2004, 2003 or 2002. We granted options to purchase 20,000 shares during each of 2001 and 2000, at the market price on the date of grant. As of January 1, 2006, options to purchase 32,000 shares were outstanding and exercisable.

On May 21, 2002, our stockholders approved the 2002 Equity Incentive Plan allowing for grants of options to purchase up to 1,850,000 shares of common stock. On June 22, 2005, our stockholders approved an amendment to increase the authorized grants to 5,000,000 shares of common stock. During November 2005, our board of directors reduced the number of shares available for issuance under the plan by 903,528, to a total of authorized grants of 4,096,472 shares under the plan. The options generally vest over three years, one third annually on the anniversary date of the grant and have a maximum term of 10 years, except for those grants issued beginning in 2005 which

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Stock Compensation Plans – (continued)

have a maximum term of 7 years. As of January 1, 2006, options to purchase 3,228,591 shares were outstanding, 1,646,949 of which were exercisable. The weighted average remaining contractual life for the options outstanding at January 1, 2006 is approximately seven years. During 2005, options for 2,457,500 shares of common stock were granted under this plan at prices ranging between $0.75 and $1.25 per share, the fair market value on the date of the grant, of which 1,940,000 options were granted to directors and officers.

On June 22, 2005, the compensation committee and the board of directors approved the immediate acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.85 per share previously awarded to its employees, including its executive officers, and its directors under the 2002 Plan that were originally scheduled to vest during 2006. The acceleration of vesting was effective for stock options outstanding as of June 22, 2005. Options to purchase approximately 295,000 shares of common stock, or 18.5% of our outstanding unvested options (of which options to purchase approximately 233,000 shares, or 14.6% of our outstanding unvested options were held by our executive officers and directors) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was $1.10.

The purpose of the acceleration is to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of income, upon adoption of FASB Statement No. 123 R (Share-Based Payment) in January 2006. The pre-tax charge which we expect to avoid in 2006 amounts to approximately $87,000, based on the original vesting periods. We also believe that because many of the options to be accelerated have exercise prices in excess of the current market value of our common stock, these options have limited economic value and are not fully achieving their original objective of incentivizing compensation and employee retention.

Option activity for all plans is summarized below:

	Number of Shares	Option Price	Weighted Average Price

Outstanding at December 29, 2002	2,033,209	$0.20-$9.50	$0.73
Granted	571,704	0.37-0.90	0.55
Exercised	(160,790)	0.40	0.40
Cancelled	(1,235,056)	0.37-5.75	0.48
Outstanding at December 28, 2003	1,209,067	0.20-9.50	0.95
Granted	201,900	0.36-0.83	0.77
Exercised	(42,666)	0.42	0.42
Cancelled	(224,801)	0.20-5.75	0.61
Outstanding at January 2, 2005	1,143,500	0.24-9.50	1.00
Granted, inside plans	2,515,507	0.75-1.25	0.90
Granted, outside plans	903,528	0.85	0.85
Exercised	(26,600)	0.42-0.50	0.44
Cancelled	(179,059)	0.38-5.75	1.83
Outstanding at January 1, 2006	4,356,876	$0.24-$9.50	$0.88

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Earnings (Loss) Per Share

The following table represents the computation of basic and diluted earnings (loss) per share of common stock as required by FASB Statement No. 128:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003

Net loss attributable to common shareholders	$(3,586,915)	$(1,343,490)	$(1,033,733)
Weighted common shares outstanding	14,796,278	5,261,981	4,577,470
Basic net loss per share of common stock	$(0.24)	$(0.26)	$(0.23)
Effect of dilutive securities:
Preferred stock	—	—	—
Warrants	—	—	—
Stock options	—	—	—
Diluted weighted common shares outstanding	14,796,278	5,261,981	4,577,470
Diluted net loss per share of common stock	$(0.24)	$(0.26)	$(0.23)

Diluted net loss per common share excludes anti-dilutive stock options and warrants of 7,831,000, 6,352,000 and 6,909,000 for fiscal 2005, 2004 and 2003, respectively; additionally, the anti-dilutive effect of preferred stock of 5,884,000, 233,150 and 318,239 has been excluded for fiscal 2005, 2004 and 2003, respectively.

Note 16 — Provision for Impairment of Assets

In accordance with FASB Statement No. 144, which superseded FASB Statement No. 121, we identified certain long-lived assets as impaired. Impairment was recognized when the future undiscounted cash flows of certain assets were estimated to be less than the assets’ related carrying value. As such, the carrying values were written down to our estimates of fair value based on the best information available.

We recognized write-downs of $211,000, $201,000 (of which $96,000 was applied against reserves) and $360,000 during fiscal 2005, 2004 and 2003, respectively. We have six restaurants that have been previously written-down for impairment through January 1, 2006. The write-down in 2005 related to one Florida restaurant  that was subject to a lease buy-out modification when we entered into an agreement with our landlord in St. Pete Beach, whereby on February 22, 2005, the landlord paid $600,000 to us for an option to buy-out the lease prior to its scheduled termination date. The write-down in 2004 related to restaurant level operating losses at one Florida restaurant which had not previously been written down. The write-down in 2003 related to three Florida restaurants with operating losses, two of which had not previously been written down. The fiscal 2004 and 2003 write-downs were necessitated by the then current period operating losses, as well as the projected undiscounted cash flows of the restaurants.

Note 17 — Defined Contribution Plan

We have a defined contribution plan which meets the requirements of Section 401(k) of the Internal Revenue Code. All of our salaried employees with more than 90 days of service, who are at least 21 years of age, and who are not considered highly compensated, are eligible to participate in the plan. The plan allows for a discretionary matching contribution from us. Shells, which pays the plan expenses, has contributed $12,000 in discretionary contributions to date.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Advertising and Marketing

We have incurred the following costs for television, radio, billboards and local store marketing:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003

Advertising and marketing expenses	$1,770,000	$1,467,000	$1,501,000
As a percentage of revenues	4.0%	3.5%	3.4%

Note 19 — Fourth Quarter Adjustment

In conjunction with our procedures relative to the fiscal 2005 year end audit, we identified an accounting adjustment requiring the restatement of the second and third quarter fiscal 2005 financial statements. The adjustment is to account for the value of the warrants and non-cash beneficial conversion feature of the securities issued in our May 2005 private placement financing transaction. See Note 12, Series B Convertible Preferred Stock.

The effect of this significant fourth quarter adjustment on the individual quarterly financial statements is as follows (in thousands, except per share amounts):

Consolidated Statement of Operations (Unaudited)

	13 Weeks Ended July 3, 2005			26 Weeks Ended July 3, 2005
Second Quarter	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Net income	$159	—	$159	569	—	569
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	—	(1,735)	(1,735)	—	(1,735)	(1,735)
Net income (loss) attributable to common shareholders	$159	$(1,735)	$(1,576)	$569	$(1,735)	$(1,166)
Net income (loss) per share of common stock:
Basic	$0.01	$(0.11)	$(0.10)	$0.04	$(0.12)	$(0.08)
Diluted	$0.01	$(0.11)	$(0.10)	$0.03	$(0.11)	$(0.08)

	13 Weeks Ended October 2, 2005			39 Weeks Ended October 2, 2005
Third Quarter	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Net (loss) income	$(152)	—	$(152)	$417	—	$417
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	—	—	—	—	(1,735)	(1,735)
Net (loss) income attributable to common shareholders	$(152)	$—	$(152)	$417	$(1,735)	$(1,318)
Net (loss) income per share of common stock:
Basic	$(0.01)	$—	$(0.01)	$0.03	$(0.12)	$(0.09)
Diluted	$(0.01)	$—	$(0.01)	$0.02	$(0.11)	$(0.09)

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Fourth Quarter Adjustment– (continued)

Consolidated Balance Sheets (Unaudited)

	Second Quarter as of July 3, 2005			Third Quarter as of October 2, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Stockholders’ Equity:
Additional paid-in-capital	$22,910	$1,735	$24,645	$23,387	$1,735	$25,122
Accumulated deficit	(13,942)	(1,735)	(15,677)	(14,094)	(1,735)	(15,829)
Total stockholders’ equity	9,129	—	9,129	9,455	—	9,455

Note 20 — Subsequent Events

On February 24, 2006, we agreed to an amendment to the lease at our St. Pete Beach restaurant which allows us to remodel the location and affirms that the furniture, fixtures and decorative items installed during the remodel will remain our property and may be removed upon the termination of the lease. Additionally, we re-affirmed that the landlord can give a 60-day notice for the termination of the lease as provided for in the January 2005 amendment to the lease.

Item 9a. Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures. As required by SEC Rule 13a-15(b), we have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to Shells is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The section entitled “Proposal – Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders, expected to be held on May 18, 2006, is incorporated herein by reference.

Item 11. Executive Compensation

The section entitled “Executive Compensation” in our Proxy Statement to be filed in connection with our 2006 Annual Stockholders Meeting is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled “Information About Ownership of our Common Stock” in our Proxy Statement to be filed in connection with our 2006 Annual Stockholders Meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The sections entitled “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our Proxy Statement to be filed in connection with our 2006 Annual Stockholders Meeting is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The section entitled “Relationship with Independent Registered Public Accounting Firm” in our Proxy Statement to be filed in connection with our 2006 Annual Stockholders Meeting is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)

Financial Statements

(1) and (2)

See “Index to Financial Statements” at Item 8 of this Annual Report on Form 10-K.

(3)

Exhibits - Exhibits Nos. 10.1, 10.2, 10.4, 10.5, 10.30, 10.31, 10.53, 10.54, 10.55, 10.57, 10.73, 10.74 and 10.75 are management contracts, compensatory plans or arrangements.

Exhibits	Description (everything filed which is currently active)

3.1	Certificate of Incorporation.(1)
3.2	Agreement and Plan of Merger, dated March 31, 1996, by and between Shells Seafood Restaurants, Inc., a Delaware Corporation, and Shells Seafood Restaurant, Inc., a Florida Corporation.(1)
3.3	By-laws.(1)
3.4	Certificate of Designations of Series A Convertible Preferred Stock.(2)
3.5	Certificate of Designations of Series B Convertible Preferred Stock.(7)
3.6	Certificate of Amendment, dated March 17, 2005.(9)
3.7	Certificate of Amendment, dated July 7, 2005.(9)
4.1	Specimen common stock certificate.(1)
4.2	Specimen Series B Convertible Preferred stock certificate.(9)
10.1	1996 Employee Stock Option Plan.(1)
10.2	1995 Employee Stock Option Plan.(1)
10.3	Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc.(1)
10.4	1996 Stock Option Plan for Non-Employee Directors.(2)
10.5	2002 Equity Incentive Plan, as amended.(8)
10.6	First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc.(1)
10.7	Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH Investments, Inc.(1)
10.8	First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc.(1)
10.9	Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint Venture and Shells Seafood Restaurants, Inc(1)
10.10	Management and License Agreement dated July 29, 1993, between Shells of Carrollwood Village, Inc. and Shells Seafood Restaurants, Inc., as amended; terminated October 2005.(1)
10.11	Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc. and Shells Seafood Restaurants, Inc., as amended.(1)
10.12	Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc., as amended.(1)
10.13	Amended Option Agreement dated August 10, 1995 between Shells Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc.; terminated October 2005.(1)
10.14	Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc.(1)
10.15	Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc.(1)
10.16

Agreement for Consulting and Management Services and Licensing of Service Marks, dated October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the Stipulation of Settlement dated December 2, 1994.(1)

10.24	Form of Directors Indemnification Agreement.(1)
10.26

Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida LP.(2)

10.30	Letter from board of directors, dated January 19, 2000, clarifying severance arrangement for Warren R. Nelson.(2)
10.31	Employment Agreement, dated April 2, 2001, between David W. Head and Shells Seafood Restaurants, Inc. (employment terminated June 6, 2003).(2)
10.39	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc.(2)
10.40	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc.(2)
10.41	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of Carrollwood Village, Inc.; terminated October 2005.(2)

Exhibits	Description (everything filed which is currently active)

10.42

Securities Purchase Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed on the signature pages thereto, Shells Investment Partners, LLC and Banyon Investment, LLC.(3)

10.43

Security Agreement, dated as of January 31, 2002, by and among Shells Seafood Restaurants, Inc., its subsidiaries listed in the signature pages thereto, Shells Investment Partners, LLC and Banyon Investment, LLC.(3)

10.44

Investor Rights Agreement, dated as of January 31, 2002, among Shells Seafood Restaurants, Inc., Shells Investment Partners. LLC, Banyon Investment, LLC and the stockholders listed on Schedule I thereto; amended June 23, 2004, whereby Shells Investment Partners assigned their rights collectively to Trinad Capital, LP and Galloway Capital Management, LLC; expired on May 23, 2005.(3)

10.45	Secured Senior Note in the aggregate principal amount of $1.0 million issued to Banyon Investment, LLC, and sold to Frederick R. Adler on April 12, 2004; converted to equity in May 2005.(3)
10.46

Secured Senior Note in the aggregate principal amount of $1.0 million issued to Shells Investment Partners, LLC, and sold to Trinad Capital, LP ($600,000) and GCM Shells Seafood Partners, LLC ($400,000) on June 23, 2004; GCM sold their $400,000 note to Bruce Galloway, IRA R/O on October 1, 2004; converted to equity in 2005.(3) (and 2004 transactions(5))

10.47	Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Banyon Investment, LLC; exercised January 31, 2005.(3)
10.48

Warrant to purchase 4,454,015 shares of Common Stock of Shells Seafood Restaurants, Inc., issued to Shells Investment Partners, LLC; transferred to Trinad Capital, LP and GCM Shells Seafood Partners, LLC on June 23, 2004 except for 445,400 warrants which were retained; exercised on January 31, 2005.(3) (and 2004 transactions(5))

10.49

Loan agreement, dated October 8, 2002, between Shells Seafood Restaurants, Inc. and Colonial Bank (previously known as Manufacturers Bank of Florida), in the initial principal amount of $667,500; repaid in full September 2005.(2)

10.50

Loan agreement, dated October 25, 2002, between Shells of Melbourne, Joint Venture and Colonial Bank (previously known as Manufacturers Bank of Florida), in the renewal principal amount of $635,506.(2)

10.52	Distribution Agreement, dated October 20, 2005, between Shells Seafood Restaurants, Inc. and Performance Food Group, LLC.
10.54	Amendment to the Non-Employee Director Stock Option Plan, as approved October 23, 2001.(2)
10.55	Amendment to the 1995 Employee Stock Option Plan, as approved October 23, 2001.(2)
10.56

Equipment lease agreement between Colonial Pacific Leasing Corporate dba GE Capital Colonial Pacific Leasing and Shells Seafood Restaurants, Inc. dated November 8, 2002 and funded in 2003; paid in full November 2005.(2)

10.57	Employment Agreement, dated July 1, 2003, between Leslie J. Christon and Shells Seafood Restaurants, Inc.(4)
10.58	Form of Securities and Debenture Purchase Agreement, dated December 7, 2004.(5)
10.59	Form of Stock Purchase Warrant, dated December 7, 2004, in the aggregate of 1,971,250 warrants to purchase shares of common stock.(5)
10.60	Form of 12% Convertible Debenture, dated December 7, 2004, in the aggregate amount of $2,375,000.(5)
10.61	Promissory Note in the aggregate principal amount of $165,315.07 issued to Shells Investment Partners, L.L.C.; paid in full September 2005.(6)
10.62	Mortgage and Security Agreement in the aggregate principal amount of $165,315.07 issued to Shells Investment Partners, L.L.C.; paid in full September 2005.(6)
10.63	Form of Securities Purchase Agreement dated May 24, 2005, by and among Shells Seafood Restaurants, Inc. and the investor parties thereto.(7)
10.64	Form of Stock Purchase Warrant, issued in connection with May 24, 2005 financing. (7)
10.65	Form of Placement Agent Warrant issued to JMP Securities LLC.(7)
10.66	Amendment No. 1 to Loan and Security Agreement, dated as of May 23, 2005.(7)
10.67	Form of Stock Option Agreement for Non-Employee Directors Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan.(8)
10.68	Form of Stock Option Agreement for Employees Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan.(8)
10.69	Agreement, dated August 5, 2005, by and between Shells Seafood Restaurants, Inc. and Deborah Christen Corporation regarding the Carrollwood trade area.(10)

Exhibits	Description (everything filed which is currently active)

10.70	Amended and Restated Employment Agreement, effective as of July 1, 2005, by and between Shells Seafood Restaurants, Inc. and Leslie J. Christon.(11)
10.71	Stock Option Agreement, dated November 14, 2005, by and between Shells Seafood Restaurants, Inc. and Leslie J. Christon.(11)
10.72	Amendment to the 2002 Equity Incentive Plan, dated November 14, 2005.(11)
10.73	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Warrant Nelson.(12)
10.74	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Guy Kathman.(12)
10.75	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Chris Ward.(12)
21.1	Subsidiaries of the Registrant.(9)

——————

(1)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Registration Statement on Form S-1 (File No. 333-1600).

(2)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 10-K or 10-KA for the fiscal year ended December 28, 2003.

(3)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated February 11, 2002.

(4)

Previously filed with the Securities and Exchange Commission as an Exhibit to, and incorporated herein by reference from our Form 10-Q for the quarter ended June 29, 2003.

(5)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated December 9, 2004.

(6)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated June 25, 2004.

(7)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated May 23, 2005.

(8)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated May 28, 2005.

(9)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form S-1 dated July 8, 2005.

(10)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated August 9, 2005.

(11)

Previously filed with the Securities and Exchange Commission as Exhibits to, and incorporated herein by reference from our Form 8-K dated November 14, 2005.

(12)

Previously filed herein by reference from our Form 8-K dated March 13, 2006

(b)

Exhibits (currently being filed or not previously filed)

10.52

Distribution Agreement, dated October 20, 2005, between Shells Seafood Restaurants, Inc. and Performance Food Group, LLC.

31.1

Certification of Chief Executive Officer under Rule 13a-14(a)

31.2

Certification of Chief Financial Officer under Rule 13a-14(a)

32

Certification of Chief Executive Officer and Chief Financial Officer under Section 906

(c)

Financial statement schedules (pursuant to Regulation S-X 14a-3(b))

All financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.

Date:April 17, 2006	By:	/s/ Warren R. Nelson
Warren R. Nelson Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Leslie J. Christon	President, Chief Executive Officer and Director (Chief Executive Officer)	April 17, 2006
Leslie J. Christon

/s/ Warren R. Nelson	Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Chief Financial Officer)	April 17, 2006
Warren R. Nelson

/s/ Philip R. Chapman	Chairman of the Board	April 17, 2006
Philip R. Chapman

/s/ Michael R. Golding	Director	April 17, 2006
Michael R. Golding

/s/ Gary L Herman	Director	April 17, 2006
Gary L. Herman

/s/ John F. Hoffner	Director	April 17, 2006
John F. Hoffner

/s/ Christopher D. Illick	Director	April 17, 2006
Christopher D. Illick

/s/ Jay A. Wolf	Director	April 17, 2006
Jay A. Wolf