Form 10-Q
period 2006-04-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2006-05-17
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Class	Outstanding at May 4, 2006
Common stock, $0.01 par value	16,238,997

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Index

Part I.	Financial Information	Page Number

Item 1.	Financial Statements

	Consolidated Balance Sheets	4

	Consolidated Statements of Operations (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Unaudited)	6

	Consolidated Statements of Cash Flow (Unaudited)	7-8

	Notes to Consolidated Financial Statements - (Unaudited)	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II.	Other Information	19

Signatures		20

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 2, 2006	January 1, 2006
ASSETS
Cash	$1,336,306	$1,360,740
Inventories	515,998	498,975
Other current assets	252,187	365,227
Receivables from related parties	96,149	114,485
Total current assets	2,200,640	2,339,427
Property and equipment, net	12,006,174	11,733,861
Goodwill	2,474,407	2,474,407
Other assets	493,020	547,395
Prepaid rent	333,973	343,242
TOTAL ASSETS	$17,508,214	$17,438,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,475,199	$3,982,153
Accrued expenses	2,246,100	2,175,380
Sales tax payable	415,895	245,673
Current portion of long-term debt	737,856	777,823
Total current liabilities	6,875,050	7,181,029
Notes and deferred interest payable to related parties	822,357	808,702
Long-term debt, less current portion	990,835	1,001,081
Deferred rent	815,352	784,976
Total liabilities	9,503,594	9,775,788

Minority partner interest	480,181	472,131

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 23,731 shares issued and outstanding	237	237
Series B - 440,516 and 443,850 shares issued and outstanding	4,405	4,439
Common stock, $.01 par value; authorized 58,000,000 shares;
16,201,497 and 16,134,817 shares issued and outstanding	162,015	161,348
Additional paid-in-capital	25,194,484	25,122,312
Accumulated deficit	(17,836,702)	(18,097,923)
Total stockholders’ equity	7,524,439	7,190,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,508,214	$17,438,332

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005

REVENUES	$14,586,546	$12,526,061

COST AND EXPENSES:
Food and beverage	4,643,458	4,097,180
Labor	4,356,608	3,666,916
Other restaurant operating expenses	3,434,654	2,674,874
General and administrative expenses	1,178,400	910,758
Depreciation and amortization	498,094	348,228
Pre-opening expenses	-	300,378
	14,111,214	11,998,334

INCOME FROM OPERATIONS	475,332	527,727

OTHER INCOME (EXPENSE):
Lease buy-out option	-	600,000
Provision for impairment of assets due to lease buy-out	-	(211,000)
Interest expense, net	(70,876)	(168,314)
Other expense, net	(56,269)	(253,531)
	(127,145)	(32,845)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	348,187	494,882

ELIMINATION OF MINORITY PARTNER INTEREST	(86,966)	(84,640)

NET INCOME	$261,221	$410,242

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.02	$0.03
Diluted	$0.01	$0.03

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	16,179,515	12,357,117
Diluted	26,563,004	15,617,514

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 1, 2006	23,731	$237	443,850	$4,439	16,134,817	$161,348	$25,122,312	$(18,097,923)	$7,190,413

Net income								261,221	261,221

Stock option expense							72,805		72,805

Preferred stock converted			(3,334)	(34)	66,680	667	(633)		-

Balance at April 2, 2006	23,731	$237	440,516	$4,405	16,201,497	$162,015	$25,194,484	$(17,836,702)	$7,524,439

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Thirteen Weeks Ended
OPERATING ACTIVITIES:	April 2, 2006	April 3, 2005
Net income	$261,221	$410,242
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	499,500	348,228
Stock option expense	72,805	-
Minority partner net income allocation	86,966	84,640
Loss on disposal of assets	-	162,424
Lease buy-out option	-	(600,000)
Provision for impairment of assets	-	211,000
Changes in current assets and liabilities	(151,659)	781,875
Changes in assets and liabilities:
Decrease (increase) in prepaid rent	9,269	(311,094)
Decrease (increase) in other assets	51,261	(43,020)
Increase in accrued interest to related parties	13,655	32,025
Decrease (increase) in deferred rent	30,376	(10,585)
Total adjustments	612,173	655,493
Net cash provided by operating activities	873,394	1,065,735

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out option	-	600,000
Purchase of property and equipment	(768,699)	(2,368,788)
Net cash used in investing activities	(768,699)	(1,768,788)

FINANCING ACTIVITIES:
Proceeds from debt financing	33,425	135,393
Repayment of debt	(83,638)	(389,767)
Proceeds from issuance of stock	-	754,920
Distributions to minority partner	(78,916)	(62,885)
Net cash (used in) provided by financing activities	(129,129)	437,661

Net decrease in cash	(24,434)	(265,392)

CASH AT BEGINNING OF PERIOD	1,360,740	2,349,519

CASH AT END OF PERIOD	$1,336,306	$2,084,127

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(continued)

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$(17,023)	$(69,501)
Receivables from related parties	18,336	(43,167)
Other current assets	113,040	95,111
Accounts payable	(506,954)	93,836
Accrued expenses	70,720	547,204
Sales tax payable	170,222	158,392
Change in current assets and liabilities	$(151,659)	$781,875

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,223	$68,401
Cash from hurricane-related insurance recoveries	$-	$356,845
Financing costs, line of credit	$-	$80,000

Non-cash operating and investing activities:

•	Accrued bonuses of $1,406 was used to reduce depreciation expense in the first quarter 2006.
•	Warrant valuation reserves of $284,364 relating to the exercise of warrants were applied to Paid in Capital in the first quarter of 2005.
•	Principal on related party debt of $500,000 was used by the noteholders to acquire common stock in conjunction with the exercise of warrants in March 2005.

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. Company management believes that all disclosures contained herein are sufficient for interim financial reporting purposes and that all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K, as amended, for the year ended January 1, 2006 filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Net income applicable to common stock	$261,221	$410,242

Weighted common shares outstanding	16,179,515	12,357,117
Basic net income per share of common stock	$0.02	$0.03
Effect of dilutive securities:
Preferred Stock	8,950,957	176,375
Warrants	803,930	2,634,666
Stock options	628,602	449,356
Diluted weighted common shares outstanding	26,563,004	15,617,514
Diluted net income per share of common stock	$0.01	$0.03

The net income per share calculations for the 13 weeks ended April 2, 2006 and April 3, 2005 excluded warrants and options to purchase an aggregate of 5,994,000 and 270,000 shares of common stock, respectively, as the exercise prices of the warrants and options were greater than the average market price of the common shares.

NOTE 3.  STOCK COMPENSATION PLANS

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, President and Chief Executive Officer, concurrent with her amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005, and vest as to 274,842 on each of July 1, 2007 and July 1, 2008. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans described below at an exercise price of $0.85 per share, with vesting ratably in July 2007 and July 2008.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At April 2, 2006, we had three stock-based employee compensation plans, as one plan expired in September 2005. As of January 1, 2006, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the first quarter of fiscal 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the company, stock-based employee compensation cost recognized in 2006 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123R been applied to all awards granted after October 1, 1995, as summarized in the table below.

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005

Net income, as reported	$261,221	$410,242

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72,805	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72,805)	(125,737)

Pro forma net income	$261,221	$284,505

Earnings per share:
Basic—as reported	$0.02	$0.03
Basic—pro forma	$0.02	$0.02

Diluted—as reported	$0.01	$0.03
Diluted—pro forma	$0.01	$0.02

Stock option grants were valued based upon the Black Scholes option-pricing model for calculation of a grant date fair-value. The assumptions used were as follows:

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assumptions used in computing	Quarter Ended
fair value of option grants:	July 3, 2005	October 2, 2005	January 1, 2006	April 2, 2006
Volatility	57.0%	39.0%	34.8%	25.9%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	4.01%	4.00%	4.23%	4.46%
Dividend yield	0	0	0	0

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. FASB Statement No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of FASB Statement No. 154 did not have a material impact on the consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments − an amendment of FASB Statements No. 133 and 140.” The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re−measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS 155 on January 1, 2007 will have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS 156 on January 1, 2007 will have a material impact on our consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5.   INCOME TAXES

There were no provisions for income taxes for the quarters ended April 2, 2006 and April 3, 2005 due to the anticipated utilization of net operating loss and general business credit carryforwards.

As of January 1, 2006, the end of our most recently completed fiscal year, we had net operating loss carryforwards for federal income tax purposes of approximately $10,246,000 which expire between 2006 and 2020. We also had approximately $3,205,000 of general business credits to carry forward, which expire by 2025.
We had an ownership change in 2002 and 2005 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income in any fiscal year. This limitation is approximately $75,000 per year for net operating losses incurred prior to the 2002 ownership change, and $665,000 per year for net operating losses incurred prior to the 2005 ownership change. Any portion of the annual limitation amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation. Approximately $7,100,000 of our net operating loss carryforwards and approximately $3,082,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $3,200,000 in net operating loss carryforwards and $2,700,000 in credits will expire without benefit to us.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Comparable restaurant sales rose 7.1% at Shells during the first quarter of fiscal 2006, the sixth consecutive quarterly increase. This comparable store sales increase was partially offset by an estimated 1.1% unfavorable effect from the shift in the Lenten season and Easter holiday, which occurred three weeks later this year than in fiscal 2005. The comparable sales increase, combined with a more favorable mix of restaurants in operation this year, led to a 16.4% increase in revenues, to $14,586,000. In fiscal 2005, we remodeled 13 restaurants, opened two new restaurants, relocated one restaurant and closed an under-performing restaurant. Of the restaurants we operate, 19 of the 25 now have our new bright, more contemporary look, with three restaurant remodels in process to be completed in the first-half of 2006. The sales improvements are directly related to the significant changes made to enhance the Shells concept, including the new atmosphere, menu and service standards.

Despite the higher sales, we incurred a reduction in operating leverage and resulting profitability due to rising costs in the areas of labor from increases in the Florida minimum wage, utilities, insurance and occupancy costs. We also incurred higher management recruiting and training costs and depreciation relating to our 2005 new and remodeled restaurants. Net income decreased to $261,000 during the first quarter of 2006, compared to $410,000 in last year’s first quarter. Overall restaurant operating costs were 85.5% of sales, compared with 83.6% of sales in last year’s first quarter. We are taking measures to address these cost pressures, including changes to our menu pricing and mix., as well as implementing energy-conservation programs for our restaurants. We are committed to controlling our operating costs while ensuring we deliver outstanding guest experiences.

Increased expenditures for recruiting and training during the first quarter of 2006, compared to a year earlier, reflect our ongoing drive to elevate levels of service and the overall dining experience of our guests. Accomplishing this requires the full staffing of our restaurants for the busiest season, continuously raising the bar on restaurant management performance, and thoroughly training all restaurant teams.

These efforts are being well received by our guests, as reflected by the strong sales trends. These efforts, as well as our new remodel program, are being well received by our guests. During the first quarter of 2006, comparable restaurant sales in the 16 remodeled restaurants rose 9.4% from the prior year, while sales decreased 1.3% in the four non-remodeled restaurants. Guest satisfaction ratings are near all-time highs, another indication that guests are embracing our changes.

Our major focus for marketing is to attract new guests and win back former guests to experience the significant enhancements that have been implemented over the past two years. We conducted customer market research during the first quarter of 2006 and have utilized this feedback to revise our marketing plans.

As evidenced by the improvements in sales trends, our strategies to reenergize and update the Shells brand have been working. However, we can expect to continue to incur added pressures in the areas of operating costs. We will be vigilant in our control of these costs in order to lead Shells to stronger profitability.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales.

	Thirteen Weeks Ended
	April 2, 2006		April 3, 2005
	Amount	Percent	Amount	Percent

Revenues:
Restaurant sales	$ 14,545	99.7%	$ 12,485	99.7%
Management fees	41	0.3%	41	0.3%
Total revenues	14,586	100.0%	12,526	100.0%

Restaurant operating costs:
Food and beverage (1)	4,643	31.9%	4,097	32.8%
Labor (1)	4,357	30.0%	3,667	29.4%
Other (1)	3,436	23.6%	2,675	21.4%
Total restaurant operating costs (1)	12,436	85.5%	10,439	83.6%
General and administrative expenses	1,177	8.1%	911	7.3%
Depreciation and amortization	498	3.4%	348	2.8%
Pre-opening expenses	-	0.0%	300	2.4%
Total costs and expense	14,111	96.7%	11,998	95.8%
Income from operations	475	3.3%	528	4.2%

Other (expense) income	(143)	-1.0%	50	0.4%
Interest expense, net	(71)	-0.5%	(168)	-1.3%

Net income	$261	1.8%	$410	3.3%

(1) as a percentage of restaurant sales

RESULTS OF OPERATIONS

13 weeks ended April 2, 2006 and April 3, 2005

Revenues. Total revenues for the first quarter of 2006 were $14,586,000 as compared to $12,526,000 for the first quarter of 2005. The $2,060,000, or 16.4% increase in revenues, was primarily a result of a 7.1% increase in same store sales, which mostly related to menu price increases and menu mix changes implemented to offset the Florida minimum wage hikes, and to a lesser extent, a slight increase in guest traffic over the prior year. The Company also benefited from a stronger mix of restaurants in operations in the first quarter of 2006 versus the same period last year, having opened two new restaurants, relocated one restaurant, closed an underperforming restaurant and terminated the operations of a licensed restaurant in 2005. As of the end of the first quarter of 2006, the Company had 25 restaurants in operation compared to 26 units a year-ago. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage costs. Food and beverage costs as a percentage of revenues decreased to 31.9% for the first quarter of 2006 from 32.8% for the first quarter of 2005. This percentage decrease primarily relates to higher menu pricing and changes in menu mix implemented to offset the effect of the Florida minimum wage increases, an increase in the percentage of sales attributable to comparatively higher margin liquor sales, and gains derived from better operational controls over food and beverage costs. The Company is continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor costs. Labor costs as a percentage of revenues increased to 30.0% during the first quarter of 2006 as compared to 29.4% for the first quarter of 2005, mostly due to the effect of the Florida minimum wage increases on hourly labor, as well as additional training costs.

Other restaurant operating expenses. Other restaurant operating expenses of $3,435,000 for the first quarter of 2006 increased by $761,000, or 2.2% of restaurant sales, compared to the first quarter of 2005, primarily due to increased utilities, insurance and occupancy costs.

General and administrative expenses. General and administrative expenses of $1,177,000, or 8.1% of revenues, for the first quarter of 2006 increased from $911,000, or 7.3% of revenues, for the first quarter of 2005, primarily due to increases in recruiting and training. Stock option expense was $73,000 in the first quarter of 2006 versus no expense in the comparable period last year.

Depreciation and amortization. Depreciation and amortization expense increased to $498,000, or 3.4% of revenues, for the first quarter of 2006 from $348,000, or 2.8% of revenues, in the first quarter of 2005. The increase was due to additional restaurant remodels and new and relocated restaurants.

Pre-opening expenses: There were no pre-opening expenses in the first quarter of 2006 compared to $300,000 in the first quarter of 2005, related to the new restaurant which opened on March 22, 2005 at Clearwater Beach, Florida. Pre-opening expenses represent start-up costs incurred prior to opening for business and include occupancy expenses, training labor, advertising and classified ads, utilities and supplies.

Lease buy-out option: In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby on February 22, 2005, the landlord paid $600,000 to Shells for an option to buy-out the lease anytime commencing February 22, 2006, upon 60 days notice to us. To-date, no termination notice has been received from the landlord.

Provision for impairment of assets: The provision for impairment of assets of $211,000 for the first quarter of 2005 was due to a valuation adjustment for the St. Pete Beach location, relating to the expected shortened lease period as a result of the lease buy-out described above. There was no provision in the first quarter of 2006.

Interest expense, net. Interest expense, net was $71,000 in the first quarter of 2006 compared to $168,000 in the first quarter of 2005. The decrease in interest expense, net was primarily related to the retirement of debt in May 2005 in conjunction with our then private financing transaction.

Other expense, net. Other expense was $56,000 for the first quarter of 2006 compared to $254,000 for the comparable period in 2005. The decrease from the prior year primarily was due to non-recurring items in 2005 consisting of a loss on disposal of assets of $162,000 from the write-down of fixed assets replaced during remodeling, and financing costs of $80,000 paid by us for a line-of-credit. Exclusive of these non-recurring items, other expense would have been $12,000 for the first quarter of 2005.

Income from operations and net income. As a result of the factors discussed above, the Company had income from operations of $475,000 for the first quarter of 2006 compared to $528,000 for the first quarter of 2005. The Company had net income of $261,000 for the first quarter of 2006 compared to $410,000 for last year. Exclusive of a $23,000 non-recurring lease termination fee, we had net income of $284,000 for the first quarter of 2006. Exclusive of $300,000 in pre-opening expenses, partially offset by net non-recurring income of $147,000, we had net income of $563,000 for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have available $800,000 of a $1,600,000 revolving line of credit, which was extended in March 2005. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. The credit line matures May 23, 2007. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of a restaurant relocation and a new restaurant. The remaining $800,000 stands available to meet unexpected contingencies, such as those that may be caused by the effect of any future hurricanes.

We currently have outstanding a $500,000 bank credit facility which matures June 28, 2006. This facility was fully drawn in December 2005 to assist in the funding of our restaurant remodels.

In April 2006, we completed a sale-leaseback transaction on our Ocala property through Fortress Realty Investment, LLC, providing gross proceeds of $241,000. We also anticipate completing an additional sale-leaseback transaction through Fortress Realty Investment, LLC on our New Smyrna Beach restaurant in the first half of 2006. If successfully completed, we expect to realize approximately $1,270,000 of net proceeds from this transaction. We anticipate utilizing these proceeds to retire an existing note on the New Smyrna Beach property of approximately $358,000 and repay the $500,000 bank credit facility. The remaining net proceeds of approximately $412,000 are available for working capital purposes and to fund a portion of two of the three remaining remodeling projects. We anticipate refinancing an additional restaurant property to fund the third restaurant remodel.

We believe based on our current outlook, that our cash balance along with our operating forecast, coupled with the contemplated sale leaseback transaction and the remaining $800,000 available under the $1,600,000 revolving credit line, will be sufficient to satisfy our contemplated cash requirements over the next 12 months. There are no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

As of April 2, 2006, our current liabilities of $6,875,000 exceeded our current assets of $2,201,000, resulting in a working capital deficiency of $4,674,000. In comparison, the January 1, 2006 working capital deficiency was $4,842,000. The decrease in the working capital deficiency of $168,000 primarily related to a $507,000 decrease in accounts payable, partially offset by a decrease in other current assets of $113,000 and an increase in sales tax payable of $170,000. Our operating leverage remains marginal. We may still encounter operating pressures from declining sales, increasing food, labor or other operating costs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Cash provided by operating activities for the 13 weeks ended April 2, 2006 was $873,000 compared to $1,066,000 for the comparable period in 2005. The net decrease of $193,000 primarily related to decreases in current liabilities and net income, partially offset by increases in current and other assets and a favorable variance in prepaid rent associated with the acquisition of a new location in the first quarter of 2005.

The cash used in investing activities was $769,000 for the 13 weeks ended April 2, 2006 compared to $1,769,000 for the same period in 2005. A decrease in cash used in investing activities of $1,000,000 was due to a $1,600,000 reduction in capital expenditures compared to the same period of 2005, partially offset by $600,000 in proceeds from the lease buy-out option in the first quarter of 2005.

The cash used in financing activities was $129,000 for the 13 weeks ended April 2, 2006 compared to cash provided by financing activities of $438,000 for the comparable period in 2005. The net decrease of $567,000 primarily related to proceeds from the exercise of warrants of $754,000 in the first quarter of 2005 and a decrease in proceeds from debt financing of $102,000, partially offset by a reduction in the repayment of debt of $306,000.

In the event that our plans change, our assumptions prove to be inaccurate, and in the event projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. In addition, we have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our full concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy and the effect of world events in general and the tourism industry in particular. In addition, in recent years, our operating results have been significantly affected by hurricanes. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $973,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

Item 4.  Controls and Procedures

We maintain "disclosure controls and procedures," as defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by SEC Rule 13a-15(b), we have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our management with the participation of the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective (as such term is defined under Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 6, 2006, we received a summons in a civil case from the United States District Court that an employee in a South Florida Shells restaurant had filed a charge alleging racial discrimination in violation of the Civil Rights Act. Based on our investigation, we believe this claim is without merit and intend to defend it vigorously. This case is scheduled for mediation.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcomes of which, singly or in the aggregate, are not currently expected to be material to our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 1, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

SHELLS SEAFOOD RESTAURANTS, INC.
                          (Registrant)

/s/ Leslie J. Christon
President and Chief Executive Officer
May 17, 2006

/s/ Warren R. Nelson
Executive Vice President and Chief Financial Officer
May 17, 2006