Form 10-Q
period 2006-07-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2006-08-16
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2006

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
Large Accelerated Filer ☐      Accelerated Filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 16, 2006
Common stock, $0.01 par value	16,238,997

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In addition to seasonal fluctuations, our quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect our revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food, labor and other operating costs; promotional timings and seasonality; the availability of food acceptable to our quality standards at acceptable prices; the availability of qualified labor; national, regional and local economic and weather conditions; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events; competition from other restaurants and food service establishments; availability of third party financing to fund capital or operating activities; and the timing, costs and charges relating to restaurant openings, closings and remodelings, including closings in which we are the sublessor. As a result of these and other factors, we may experience fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, and stock price. An investment in our company involves various risks, including those which are detailed in this document, and from time-to-time in our other filings with the Securities and Exchange Commission.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 2, 2006	January 1, 2006
ASSETS
Cash	$1,049,630	$1,360,740
Inventories	514,713	498,975
Other current assets	1,069,763	365,227
Receivables from related parties	64,287	114,485
Total current assets	2,698,393	2,339,427
Property and equipment, net	12,148,635	11,733,861
Goodwill	2,474,407	2,474,407
Other assets	505,374	547,395
Prepaid rent	327,119	343,242
TOTAL ASSETS	$18,153,928	$17,438,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,964,374	$3,982,153
Accrued expenses	2,245,306	2,175,380
Sales tax payable	286,104	245,673
Notes and deferred interest payable to related parties	1,477,594	—
Current portion of long-term debt	1,264,461	777,823
Total current liabilities	8,237,839	7,181,029
Notes and deferred interest payable to related parties	—	808,702
Long-term debt, less current portion	909,164	1,001,081
Deferred rent	959,750	784,976
Total liabilities	10,106,753	9,775,788

Minority partner interest	485,133	472,131

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 23,731 shares issued and outstanding	237	237
Series B - 440,516 and 443,850 shares issued and outstanding	4,405	4,439
Common stock, $0.01 par value; authorized 58,000,000 shares;
16,238,997 and 16,134,817 shares issued and outstanding	162,390	161,348
Additional paid-in-capital	25,240,842	25,122,312
Accumulated deficit	(17,845,832)	(18,097,923)
Total stockholders’ equity	7,562,042	7,190,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,153,928	$17,438,332

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	13 Week Period Ended
	July 2, 2006	July 3, 2005

REVENUES	$13,054,187	$11,919,012

RESTAURANT OPERATING COSTS:
Food and beverage	4,207,505	3,900,006
Labor	3,895,247	3,493,548
Other	3,416,433	2,845,893
Depreciation and amortization	567,168	383,339
Pre-opening expenses	—	2,828
Total restaurant operating costs	12,086,353	10,625,614
RESTAURANT OPERATING INCOME	967,834	1,293,398

General and administrative expenses	976,432	877,392
(LOSS) INCOME FROM OPERATIONS	(8,598)	416,006

OTHER INCOME (EXPENSE):
Lease buy-out	212,198	—
Interest expense, net	(67,394)	(168,464)
Other expense, net	(90,609)	(24,098)
Total other income (expense)	54,195	(192,562)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	45,597	223,444

ELIMINATION OF MINORITY PARTNER INTEREST	(54,728)	(64,618)

NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDEND	(9,131)	158,826

Deemed dividend associated with warrants
and beneficial conversion feature of preferred stock	—	(1,735,169)
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(9,131)	$(1,576,343)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.00)	$(0.10)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	16,225,810	15,087,955

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(continued)

	26 Week Period Ended
	July 2, 2006	July 3, 2005

REVENUES	$27,640,733	$24,445,073

RESTAURANT OPERATING COSTS:
Food and beverage	8,850,963	7,997,186
Labor	8,251,855	7,160,464
Other	6,851,086	5,520,767
Depreciation and amortization	1,065,262	731,565
Pre-opening expenses	—	303,206
Total restaurant operating costs	25,019,166	21,713,188
RESTAURANT OPERATING INCOME	2,621,567	2,731,885

General and administrative expenses	2,154,832	1,788,152
INCOME FROM OPERATIONS	466,735	943,733

OTHER INCOME (EXPENSE):
Lease buy-out	212,198	600,000
Provision for impairment of assets due to lease buy-out	—	(211,000)
Interest expense, net	(138,270)	(336,778)
Other expense, net	(146,878)	(277,629)
Total other expense, net	(72,950)	(225,407)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	393,785	718,326

ELIMINATION OF MINORITY PARTNER INTEREST	(141,694)	(149,258)

NET INCOME BEFORE PREFERRED STOCK DIVIDEND	252,091	569,068

Deemed dividend associated with warrants
and beneficial conversion feature of preferred stock	—	(1,735,169)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$252,091	$(1,166,101)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.02	$(0.08)
Diluted	$0.01	$(0.08)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	16,202,662	13,722,536
Diluted	26,292,963	13,722,536

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 1, 2006	23,731	$237	443,850	$4,439	16,134,817	$161,348	$25,122,312	$(18,097,923)	$7,190,413

Net income								252,091	252,091
Stock option expense							97,038		97,038
Warrant exercised					37,500	375	22,125		22,500
Preferred stock converted			(3,334)	(34)	66,680	667	(633)		—
Balance at July 2, 2006	23,731	$237	440,516	$4,405	16,238,997	$162,390	$25,240,842	$(17,845,832)	$7,562,042

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	26 Week Period Ended
OPERATING ACTIVITIES:	July 2, 2006	July 3, 2005
Net income before preferred stock dividend	$252,091	$569,068
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation and amortization	1,068,777	731,565
Stock option expense	97,038	—
Minority partner net income allocation	141,694	149,258
Loss on disposal of assets	9,576	162,424
Lease buy-out option	(212,198)	(600,000)
Provision for impairment of assets	—	211,000
Changes in current assets and liabilities	(1,548,605)	(33,602)
Changes in assets and liabilities:
Decrease (increase) in prepaid rent	16,123	(324,825)
Decrease (increase) in other assets	34,988	(94,265)
Increase (decrease) in deferred rent	51,087	(17,851)
Total adjustments	(341,520)	183,704
Net cash (used in) provided by operating activities	(89,429)	752,772

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out	212,198	600,000
Purchase of property and equipment	(1,486,094)	(3,158,185)
Net cash used in investing activities	(1,273,896)	(2,558,185)

FINANCING ACTIVITIES:
Proceeds from debt financing	1,600,079	206,518
Repayment of debt	(441,672)	(2,740,610)
Proceeds from issuance of stock	22,500	4,922,144
Distributions to minority partner	(128,692)	(126,957)
Net cash provided by financing activities	1,052,215	2,261,095

Net (decrease) increase in cash	(311,110)	455,682

CASH AT BEGINNING OF PERIOD	1,360,740	2,349,519
CASH AT END OF PERIOD	$1,049,630	$2,805,201

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(continued)

	26 Week Period Ended
	July 2, 2006	July 3, 2005
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$(15,738)	$(60,525)
Receivables from related parties	50,199	2,826
Other current assets	(704,536)	(378,948)
Accounts payable	(1,017,779)	(524,969)
Accrued expenses	69,926	854,110
Sales tax payable	40,431	73,904
Increase in accrued interest to related parties	28,892	—
Change in current assets and liabilities	$(1,548,605)	$(33,602)

Supplemental disclosure of cash flow information:
Cash paid for interest	$112,014	$273,947
Cash from hurricane-related insurance recoveries	$49,336	$357,198
Financing costs, line of credit	$—	$80,000

Non-cash operating, investing and financing activities:
•	Accrued bonuses were reduced by $1,406 and $2,109 with a corresponding reduction in depreciation expense for the first and second quarters of 2006, respectively.
•	A capitalized lease obligation of $123,687 was reclassified to deferred rent in conjunction with the Ocala lease buy-out.
•	Warrant valuation reserves of $284,364 and $223,000 related to the exercise of warrants were applied to Paid in Capital in the first and second quarters of 2005, respectively.
•	In each of March and May 2005, principal on related party debt of $500,000 ($1,000,000 aggregate) was used by the noteholders to acquire common stock in conjunction with the exercise of warrants.
•	Principal and accrued interest of $347,588 was used by the debenture holders to acquire Series B Preferred Stock in May 2005.
•	Principal and accrued interest on related party debt of $1,281,666 was used by the noteholders to acquire Series B Preferred Stock in May 2005.
•	Deemed dividend of $1,735,169 for warrants and the beneficial conversion feature of Series B Preferred Stock was recorded relative to the May 2005 private financing transaction.
•	An issuance cost of $123,872 was recorded for a warrant issued to the placement agent in the May 2005 private financing transaction.

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K for the year ended January 1, 2006 filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

NOTE 2.   INCOME TAXES

There were no provisions for income taxes for the thirteen and twenty-six weeks ended July 2, 2006 and July 3, 2005 due to the anticipated utilization of net operating loss and general business credit carryforwards.

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

NOTE 3.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Week Period Ended	July 2, 2006	July 3, 2005
Net loss applicable to common stock	$(9,131)	$(1,576,343)

Weighted common shares outstanding	16,225,810	15,087,955
Basic net loss per share of common stock	$(0.00)	$(0.10)
Effect of dilutive securities:
Preferred stock	—	—
Warrants	—	—
Stock options	—	—
Diluted weighted common shares outstanding	16,225,810	15,087,955
Diluted net loss per share of common stock	$(0.00)	$(0.10)

26 Week Period Ended	July 2, 2006	July 3, 2005
Net income (loss) applicable to common stock	$252,091	$(1,166,101)

Weighted common shares outstanding	16,202,662	13,722,536
Basic net income (loss) per share of common stock	$0.02	$(0.08)
Effect of dilutive securities:
Preferred stock	8,939,966	—
Warrants	684,127	—
Stock options	466,208	—
Diluted weighted common shares outstanding	26,292,963	13,722,536
Diluted net income (loss) per share of common stock	$0.01	$(0.08)

The net income per share calculations for the 26 weeks ended July 2, 2006 excluded warrants and options to purchase an aggregate of 6,121,000 shares of common stock, as the exercise prices of the warrants and options were greater than the average market price of the common shares.

Diluted net loss per common share excludes anti-dilutive stock options, warrants and preferred stock of 20,925,000, 11,626,000 and 9,205,000 for the thirteen weeks ended July 2, 2006, and the thirteen and twenty-six weeks ended July 3, 2005, respectively.

NOTE 4.  STOCK COMPENSATION PLANS

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

a stock option to purchase 158,007 shares of common stock from the stock compensation plans described below at an exercise price of $0.85 per share, with vesting ratably in July 2007 and July 2008.

At July 2, 2006, we had three stock-based employee compensation plans, as one plan expired in September 2005. As of January 1, 2006, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the first quarter of fiscal 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by us, stock-based employee compensation cost recognized in 2006 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123R been applied to all awards granted after October 1, 1995, as summarized in the table below.

	13 Week Period Ended		26 Week Period Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net (loss) income attributable to common stock, as reported	$(9,131)	$(1,576,343)	$252,091	$(1,166,101)

Add: Stock-based employee compensation expense included in reported net income (loss) attributable to common stock, net of related tax effects	24,233	—	97,038	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,233)	(125,737)	(97,038)	(251,474)
Pro forma net (loss) income attributable to common stock	$(9,131)	$(1,702,080)	$252,091	$(1,417,575)

Net (loss) income per share of common stock:
Basic—as reported	$(0.00)	$(0.10)	$0.02	$(0.08)
Basic—pro forma	$(0.00)	$(0.11)	$0.02	$(0.10)

Diluted—as reported	$(0.00)	$(0.10)	$0.01	$(0.08)
Diluted—pro forma	$(0.00)	$(0.11)	$0.01	$(0.10)

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock option grants were valued based upon the Black Scholes option-pricing model. The calculation of a grant date fair-value included the following assumptions:

Assumptions used in computing	Quarter Ended
fair value of option grants:	July 2, 2006	April 2, 2006	January 1, 2006	October 2, 2005
Volatility	20.3%	25.9%	34.8%	39.0%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	4.87%	4.46%	4.23%	4.00%
Dividend yield	0	0	0	0

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board’s (FASB) issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” clarifying that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Clarifications found in Interpretation 47 had no material impact on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. FASB Statement No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of FASB Statement No. 154 had no material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments − an amendment of FASB Statements No. 133 and 140.” The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re−measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of SFAS 155 on January 1, 2007 will have no material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of SFAS 156 on January 1, 2007 will have no material impact on our consolidated financial statements.

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06−3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement “ (EITF 06−3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

present company sales net of sales taxes. EITF 06−3 will not impact the method for recording these sales taxes in our consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Clarifications found in FIN 48 are expected to have no material impact on our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our sales trends continued to be positive during the second quarter of fiscal 2006, with comparable restaurant sales up 8.3%, marking the seventh consecutive quarter of year-to-year increases. Revenues rose 9.5% to $13,054,000 during the second quarter compared to the prior year, due to a combination of the stronger sales and a more favorable mix of restaurants in operation. The significant sales improvements at Shells reflect positive consumer acceptance of the enhancements to our concept that have been implemented over the past several quarters. These changes include a new menu, service improvements and the remodeling of our company-owned restaurants. During 2005 we have also opened two new restaurants, relocated a restaurant to a stronger site, closed an underperforming restaurant, and terminated operations of a licensed location.

Higher expenses in several areas, however, have continued to challenge our profitability, and the net loss for the second quarter of 2006 was $9,000, compared to a net loss of $1,576,000 in last year’s second quarter. Excluding non-recurring items, the net loss for the second quarter of 2006 was $334,000, compared to $182,000 in the comparable quarter last year.

The biggest unfavorable expense increases were in utilities, insurance and occupancy costs, which collectively rose 2.3% as a percentage of sales compared to the prior year. Rising energy prices and sharply higher insurance rates in the wake of Florida hurricanes were significant factors driving these increases. Depreciation expense also rose 1.2% as a percentage of sales, mostly reflecting our investment in the remodeled, new and relocated restaurants.

We are taking several measures to aggressively address continuing cost pressures, including rolling out an energy conservation program in our restaurants. A new menu engineered to improve check average and margins, while improving food and labor cost efficiencies, is being introduced during the third quarter of 2006. The new menu retains Shells core favorites while adding several highly-profitable and popular items from recent promotions to the permanent menu. It also spotlights new wine and beverage offerings.

Marketing efforts continue to focus on attracting new guests and letting former guests know about the changes that have revitalized the dining experience at Shells. An emphasis on radio advertising, DJ endorsements and local marketing has contributed to the sales improvements to-date at our restaurants. Guests experiencing the new Shells are giving us high marks, as mystery shopper scores continue to be strong.

Both customer traffic and sales were positive at Shells during the second quarter. While the strategies implemented to refresh the Shells brand are gaining traction with consumers, driving sales gains to the bottom line continues to be very difficult. Given expectations that pressures on several cost centers will continue, we are working diligently to control costs and improve unit economics while being very careful not to impact the enhanced guest experience that has strengthened sales.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales.

	13 Week Period Ended		26 Week Period Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Revenues:
Restaurant sales	99.7%	99.6%	99.7%	99.6%
Management fees	0.3%	0.4%	0.3%	0.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Restaurant operating costs:
Food and beverage (1)	32.3%	32.9%	32.1%	32.8%
Labor (1)	29.9%	29.4%	29.9%	29.4%
Other (1)	26.3%	24.0%	24.9%	22.7%
Depreciation and amortization (1)	4.4%	3.2%	3.9%	3.0%
Pre-opening expenses (1)	—	0.0%	—	1.2%
Total restaurant operating costs (1)	92.9%	89.5%	90.8%	89.1%
Restaurant operating income (1)	7.4%	10.9%	9.5%	11.2%

General and administrative expenses	7.5%	7.4%	7.8%	7.3%
(Loss) income from operations	-0.1%	3.5%	1.7%	3.9%

Lease buy-out	1.6%	—	0.8%	2.4%
Provision for impairment of assets due to lease buy-out	—	—	—	-0.9%
Interest expense, net	-0.5%	-1.4%	-0.5%	-1.4%
Other expense	-1.1%	-0.7%	-1.1%	-1.7%

Net (loss) income before preferred stock dividends	-0.1%	1.4%	0.9%	2.3%

Deemed dividend associated with warrants
and beneficial conversion feature of preferred stock	—	-14.5%	—	-7.1%

Net (loss) income attributable to common stock	-0.1%	-13.1%	0.9%	-4.8%

(1)	as a percentage of restaurant sales

The following table sets forth, for the periods indicated, non-recurring items which are more fully discussed in the results of operations.

SCHEDULE OF NON-RECURRING ITEMS
(Dollars in thousands, except per share data)

	13 Week Period Ended		26 Week Period Ended
NON-RECURRING ITEMS:	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net (loss) income attributable to common stock, as reported	$(9)	$(1,576)	$252	$(1,166)

Non-recurring income (expense):
Workers' comp insurance refund and reserve adjustment	132	329	132	329
Non-recurring items affecting restaurant operating income	132	329	132	329

Deemed dividend on preferred stock	—	(1,735)	—	(1,735)
Ocala lease buy-out	212	—	212	—
St. Pete Beach lease buy-out	—	—	—	600
Provision for impairment of assets due to lease-buyout	—	—	—	(211)
Workers' comp insurance refund and reserve adjustment	20	15	20	15
Lease termination fee	—	—	(23)	—
Loss on disposal of assets	(39)	—	(39)	(162)
Financing costs, line of credit fee	—	—	—	(80)
Total non-recurring income (expense)	325	(1,391)	302	(1,244)

Pre-opening expenses	—	(3)	—	(303)

Net (loss) income attributable to common stock,
excluding non-recurring items	$(334)	$(182)	$(50)	$381

RESULTS OF OPERATIONS

13 weeks ended July 2, 2006 and July 3, 2005

Revenues. Total revenues for the second quarter of 2006 were $13,054,000 as compared to $11,919,000 for the second quarter of 2005. The $1,135,000, or 9.5%, increase in revenues was primarily a result of an 8.3% increase in same store sales, which mostly related to menu price increases and menu mix changes implemented to offset the Florida minimum wage hikes and, to a lesser extent, an increase in guest traffic over the prior year. We also benefited from a stronger mix of restaurants in operation in the second quarter of 2006 versus the same period last year, having opened two new restaurants, relocated one restaurant, closed an underperforming restaurant and terminated the operations of a licensed restaurant in 2005. As of the end of the second quarter of 2006, the Company had 25 restaurants in operation compared to 26 units a year-ago. Comparisons of same store sales include only those stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage. Food and beverage costs as a percentage of restaurant sales decreased to 32.3% for the second quarter of 2006 from 32.9% for the second quarter of 2005. This 0.6% decrease primarily related to higher menu pricing and changes in menu mix, an increase in the percentage of sales attributable to comparatively higher margin liquor sales and gains derived from better operational controls over food and beverage costs. The Company is continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of restaurant sales.

Labor. Labor and other related costs as a percentage of restaurant sales increased to 29.9% during the second quarter of 2006 as compared to 29.4% for the second quarter of 2005. This 0.5% increase primarily related to a $197,000 reduction in income recognized for workers’ compensation reserve adjustments in 2006 compared to the prior year. Exclusive of non-recurring income from worker’s compensation reserve adjustments of $132,000 and $329,000 in the second quarters of 2006 and 2005, labor costs were 31.0% and 32.2%, respectively. The improvement of 1.2% as a percentage of sales primarily related to a decrease in restaurant labor (0.7%) due to improved operational efficiencies and a reduction in workers’ compensation insurance premiums (0.6%).

Other. Other restaurant operating costs of $3,416,000 for the second quarter of 2006 increased by $570,000, or 2.3% of restaurant sales, compared to the second quarter of 2005, primarily due to increased utilities, insurance and occupancy costs.

Depreciation and amortization. Depreciation and amortization expense increased to $567,000, or 4.4% of restaurant sales, for the second quarter of 2006 from $383,000, or 3.2% of restaurant sales, in the second quarter of 2005. The increase was due to additional restaurant remodels, and new and relocated restaurants.

Pre-opening expenses: There were no pre-opening expenses in the second quarter of 2006 compared to $3,000 in the second quarter of 2005, related to the restaurant which opened on March 22, 2005 at Clearwater Beach, Florida. Pre-opening expenses represent start-up costs incurred prior to opening for business and include occupancy expenses, training labor, advertising and classified ads, utilities and supplies.

Total restaurant operating costs: Total restaurant operating costs for the second quarter of 2006 were 92.9% of restaurant sales compared to 89.5% in the second quarter of 2005, primarily related to higher costs for utilities, insurance, occupancy and depreciation as discussed above.

General and administrative expenses. General and administrative expenses of $976,000, or 7.5% of revenues, for the second quarter of 2006 increased from $877,000, or 7.4% of revenues, for the second quarter of 2005, primarily due to increases in legal and professional expenses (0.4%) and stock option expense (0.2%), partly offset by a decrease in recruiting and training costs (0.3%).

Lease buy-out: In April 2006, we recognized $212,000 net cash proceeds in a non-recurring transaction related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord. There was no similar transaction in the second quarter of 2005.

Interest expense, net. Interest expense, net was $67,000 in the second quarter of 2006 compared to $168,000 in the second quarter of 2005. The decrease in interest expense, net was primarily related to the retirement of debt in May 2005 in conjunction with our then private financing transaction.

Other expense, net. Other expense, net was $91,000 for the second quarter of 2006 compared to $24,000 for the second quarter of 2005. The increase from the prior year primarily related to a non-recurring write-down of fixed assets replaced during remodeling of $39,000 and uninsured repair costs from the 2005 hurricane season.

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock. The deemed dividend associated with warrants and beneficial conversion feature of our preferred stock of $1,735,000 related to the May 2005 private placement financing transaction when we issued Series B Convertible Preferred Stock and warrants to purchase common stock. This one-time implied preferred stock dividend was recorded through accumulated deficit.

(Loss) income from operations and net loss attributable to common stock. As a result of the factors discussed above, we had a loss from operations of $8,000 for the second quarter of 2006 compared to income from operations of $416,000 for the second quarter of 2005. Exclusive of non-recurring income affecting labor of $132,000 and $329,000 in the second quarters of 2006 and 2005, respectively, we had a loss from operations of $140,000 in the second quarter of 2006 compared to income from operations of $87,000 in the second quarter of 2005. We had a net loss attributable to common stock of $9,000 for the second quarter of 2006 compared to a net loss of $1,576,000 for the second quarter of 2005. Exclusive of $325,000 net non-recurring income, we had a net loss attributable to common stock of $334,000 for the second quarter of 2006. Exclusive of net non-recurring expenses of $1,391,000 and pre-opening expenses of $3,000, we had a net loss attributable to common stock of $182,000 for the second quarter of 2005.

26 weeks ended July 2, 2006 and July 3, 2005

Revenues. Total revenues for the 26 weeks ended July 2, 2006 were $27,641,000 as compared to $24,445,000 for the 26 weeks ended July 3, 2005. The $3,196,000, or 13.1%, increase in revenues was primarily a result of a 7.6% increase in same store sales, mostly related to menu price increases and menu mix changes implemented to offset the Florida minimum wage hikes and, to a lesser extent, an increase in guest traffic over the prior year. We also benefited from a stronger mix of restaurants in operation in 2006 versus the same period last year.

Food and beverage. Food and beverage costs as a percentage of restaurant sales decreased to 32.1% for the 26 weeks ended July 2, 2006 from 32.8% for the comparable period in 2005. This 0.7% decrease primarily related to higher menu pricing and changes in menu mix, an increase in the percentage of sales attributable to comparatively higher margin liquor sales, and gains derived from better operational controls over food and beverage costs.

Labor. Labor and other related costs as a percentage of restaurant sales increased to 29.9% during the 26 weeks ended July 2, 2006 as compared to 29.4% for the comparable period in 2005. This 0.5% increase primarily related to a $197,000 reduction in income recognized for workers’ compensation reserve adjustments in 2006 compared to the prior year. Exclusive of non-recurring income from worker’s compensation reserve adjustments of $132,000 and $329,000 in the second quarters of 2006 and 2005, labor costs were 30.4% and 30.8%, respectively. The improvement of 0.4% as a percentage of sales primarily related to a reduction in workers’ compensation insurance premiums (0.2%) and a slight decrease in restaurant labor due to improved operational efficiencies (0.1%).

Other. Other restaurant operating costs of $6,851,000 for the 26 weeks ended July 2, 2006 increased by $1,330,000, or 2.2% of restaurant sales, compared to the comparable period in 2005, primarily due to increased utilities, insurance and occupancy costs.

Depreciation and amortization. Depreciation and amortization expense increased to $1,065,000, or 3.9% of restaurant sales, for the 26 weeks ended July 2, 2006 from $731,000, or 3.0% of restaurant sales, in the comparable period in 2005. The 0.9% increase was due to additional restaurant remodels, and new and relocated restaurants.

Pre-opening expenses: There were no pre-opening expenses in the 26 weeks ended July 2, 2006 compared to $303,000, or 1.2% of restaurant sales, in the comparable period in 2005, related to the restaurant which opened on March 22, 2005 at Clearwater Beach, Florida.

Total restaurant operating costs: Total restaurant operating costs for the 26 weeks ended July 2, 2006 were 90.8% of restaurant sales compared to 89.1% in the comparable period in 2005, primarily related to higher costs for utilities, insurance, occupancy and depreciation as discussed above, partially offset by a favorable variance in pre-opening expenses over the prior year.

General and administrative expenses. General and administrative expenses of $2,155,000, or 7.8% of revenues, for the 26 weeks ended July 2, 2006 increased from $1,788,000, or 7.3% of revenues, for the comparable period in 2005, primarily due to increases in stock option expense (0.4%) and legal and professional expenses (0.2%).

Lease buy-out: In April 2006, we recognized $212,000 net cash proceeds in a non-recurring transaction related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord. In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby the landlord paid $600,000 to us for an option to buy-out the lease upon 60 days notice to us. To-date, no termination notice has been received from the landlord.

Provision for impairment of assets: The provision for impairment of assets of $211,000 for the 26 weeks ended July 3, 2005 was due to a valuation adjustment for the St. Pete Beach location, related to the expected shortened lease period as a result of the lease buy-out described above. There was no provision in the comparable period in 2006.

Interest expense, net. Interest expense, net was $138,000 in the 26 weeks ended July 2, 2006 compared to $337,000 in the comparable period in 2005. The decrease in interest expense, net was primarily related to the retirement of debt in May 2005 in conjunction with our then private financing transaction.

Other expense, net. Other expense, net was $147,000 for the 26 weeks ended July 2, 2006 compared to $278,000 for the comparable period in 2005. Exclusive of non-recurring items, other expense was $85,000 for the 26 weeks ended July 2, 2006 compared to $36,000 for the comparable period in 2005. Non-recurring expenses in 2006 consisted of a loss on disposal of assets of $39,000 from the write-down of fixed assets replaced during remodeling, and a $23,000 lease termination fee. Non-recurring expenses in 2005 consisted of a loss on disposal of assets of $162,000 from the write-down of fixed assets replaced during remodeling, and financing costs of $80,000 paid by us for a line-of-credit.

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock. The deemed dividend associated with warrants and beneficial conversion feature of our preferred stock of $1,735,000 related to the May 2005 private placement financing transaction when we issued Series B Convertible Preferred Stock and warrants to purchase common stock. This one-time implied preferred stock dividend was recorded through accumulated deficit.

Income from operations and net income (loss) attributable to common stock. As a result of the factors discussed above, we had income from operations of $467,000 for the 26 weeks ended July 2, 2006 compared to $944,000 for the comparable period in 2005. Exclusive of non-recurring income affecting labor of $132,000 and $329,000 in the first 26 weeks of 2006 and 2005, we had income from operations of $335,000 and $615,000, respectively. We had net income attributable to common stock of $252,000 for the 26 weeks ended July 2, 2006 compared to a net loss attributable to common stock of $1,166,000 for the comparable period in 2005. Exclusive of $302,000 net non-recurring income, we had a net loss attributable to common stock of $50,000 for the 26 weeks ended July 2, 2006. Exclusive of net non-recurring expenses of $1,244,000 and pre-opening expenses of $303,000, we had net income attributable to common stock of $381,000 for the 26 weeks ended July 3, 2005.

LIQUIDITY AND CAPITAL RESOURCES

In March 2005, persons associated with our Company extended to us a $1,600,000 revolving line of credit, for which we have subsequently borrowed $1,440,000. In June 2006, we utilized $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of a restaurant relocation and a new restaurant. Amounts drawn under this line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date of May 23, 2007. It is not expected that we will be able to borrow the remaining $160,000 under the credit line.

We extended the maturity date to September 28, 2006 of our $500,000 bank credit line borrowing which was scheduled to mature on June 28, 2006. This facility was fully drawn in December 2005 to assist in the funding of our restaurant remodels.

In April 2006, we recognized $212,000 in net cash proceeds related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord, Fortress Realty Investment, LLC. We anticipate completing a sale-leaseback transaction through Fortress Realty on our New Smyrna Beach restaurant in the third quarter of 2006. If successfully completed, we expect to realize approximately $1,270,000 of proceeds from this transaction. We anticipate utilizing these proceeds to retire an existing note on the New Smyrna Beach property of approximately $332,000 and repay the $500,000 bank credit facility. The remaining proceeds of approximately $438,000 will be available for working capital requirements.

We believe that our cash balance along with our operating forecast, coupled with the contemplated sale leaseback transaction, will be sufficient to satisfy our cash requirements through the end of the 2006 fiscal year. We are currently seeking additional third party financing to provide for working capital contingencies, repay or refinance the revolving line of credit prior to its May 2007 maturity, and support additional new restaurant growth. There can be no assurances that the implementation of our strategies will result in sales and customer traffic gains which are required to meet our contemplated cash flow requirements.

In the event that our plans change, our assumptions prove to be inaccurate, and in the event projected cash flow or third party financing otherwise prove to be insufficient to fund operations or repay debt, we could be required to seek additional financing from sources not currently anticipated. There can be no assurances that third party financing will be available to us when needed, on acceptable terms, or at all.

As of July 2, 2006, our current liabilities of $8,238,000 exceeded our current assets of $2,698,000, resulting in a working capital deficiency of $5,540,000. In comparison, the January 1, 2006 working capital deficiency was $4,842,000. The $698,000 increase in the deficiency is primarily the result of a decrease in cash of $311,000 and increases in notes and deferred interest payable to related parties of $1,478,000 and in current portion of long-term debt of $487,000, each related to the use of credit facilities addressed above, partially offset by a $705,000 increase in other current assets related to increases in insurance premium prepayments, and a reduction in accounts payable of $1,018,000. The net change in working capital is generally affected by our 2006 year-to-date investment in property and equipment of $1,486,000, mostly related to our restaurant remodeling program. We may still encounter operating pressures from increasing food, labor or other operating costs, as well as from a reduction in sales. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Net cash used in operating activities for the 26 weeks ended July 2, 2006 was $89,000 compared to net cash provided by operating activities of $753,000 for the comparable period in 2005. The net decrease of $842,000 primarily related to an increase in payments on accounts payable over the prior year, a decrease in net income before preferred stock dividend, and an increase in other current assets, partially offset by increases in non-cash depreciation and stock option expense over the prior year, and a decrease in prepaid rent.

Net cash used in investing activities was $1,274,000 for the 26 weeks ended July 2, 2006 compared to $2,558,000 for the same period in 2005, primarily due to a $1,672,000 reduction in capital expenditures, partially offset by a $388,000 net reduction from proceeds on the sale of leases.

Net cash provided by financing activities was $1,052,000 for the 26 weeks ended July 2, 2006 compared to $2,261,000 for the same period in 2005. The decrease of $1,209,000 primarily related to a net reduction in proceeds from the issuance of stock of $4,900,000 compared to the same period in 2005, partially offset by a reduction in the repayment of debt of $2,299,000 and an increase in proceeds from debt financing of $1,394,000.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $961,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate, or at the bank’s base rate plus a specified margin.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 1, 2006, we were advised by our subtenant, Famous Dave’s RIBS-U, Inc., that they discontinued operations of the restaurant located in Streamwood, Illinois and have ceased remitting rent payments in accordance with the sublease. The subtenant has requested discussions on settlement for a lease termination. Such restaurant closure is a condition of default under the sublease as well as the master lease between Shells and the ultimate landlord, 948 Barrington Road Partnership. The financial implications to Shells are undetermined at this time. We intend to pursue our rights against Famous Dave’s, as appropriate to protect our interest.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcomes of which, singly or in the aggregate, are not currently expected to be material to our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006, which could materially affect our business, financial position or results of operations, and as supplemented below. There are no material changes from the risk factors set forth in Park 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial position or results of operations.

We may have financial exposure relating to closed restaurants.

Relative to our exiting from the Midwest market several years ago, we have been subleasing two Midwest restaurant properties to Famous Dave’s RIBS-U, Inc.  These leases each terminate in 2010. Recently, the subtenant defaulted on one of the two leases. Subject to legal recourse, we may have exposure in excess of amounts previously reserved for this lease.

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2006, at our Annual Meeting of Stockholders, the following directors were elected by the votes indicated:

Philip R. Chapman: 24,272,133 For, 92,432 Against or Withheld, 0 Abstaining
Leslie J. Christon: 24,330,500 For, 34,065 Against or Withheld, 0 Abstaining
Michael R. Golding: 24,313,754 For, 50,811 Against or Withheld, 0 Abstaining
Gary L. Herman: 24,266,847 For, 97,718 Against or Withheld, 0 Abstaining
John F. Hoffner: 24,272,747 For, 91,818 Against or Withheld, 0 Abstaining
Christopher D. Illick:24,271,547 For, 93,018 Against or Withheld, 0 Abstaining
Jay A. Wolf:  24,268,147 For, 96,418 Against or Withheld, 0 Abstaining

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

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Leslie J. Christon

President and Chief Executive Officer
August 16, 2006

/s/ Warren R. Nelson

Executive Vice President and Chief Financial Officer
August 16, 2006