Form 10-Q/A
period 2005-07-03
SHELLS SEAFOOD RESTAURANTS INC
filed 2006-08-29
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Shells Seafood Restaurants, Inc. (“Shells”,”we”,”us”,”our,” or “Company”) is restating our previously issued consolidated financial statements for the second quarter of fiscal 2005 (“Restatement”), because we discovered the need for an adjustment to our accounting for the issuance of the Series B Preferred Stock and warrants in the May 2005 private placement. The adjustment was recorded as a non-cash implied dividend consisting of a warrant valuation and a beneficial conversion feature reflecting a non-detachable in-the-money conversion feature of the Series B Preferred Stock. This adjustment was identified in connection with internal procedures relative to the fiscal 2005 year end audit. Further information on the adjustment can be found in Note 6, “Restatement of Financial Statements,” to the accompanying financial statements.

This Amendment No. 1 on Form 10−Q/A (this “Form 10−Q/A”) to the Company’s Quarterly Report on Form 10−Q for the quarterly period ended July 3, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2005 (the “Original Filing”), is being filed to amend the Original Filing to reflect restatements of the Company’s consolidated balance sheet as of July 3, 2005, the consolidated statements of operations for the three and six month periods ended July 3, 2005, the consolidated statement of stockholders’ equity for the six month period ended July 3, 2005 and the notes related thereto. For a more detailed description of the Restatement, see Note 6, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10−Q/A.

Subsequent to the filing of this Form 10−Q/A, we will file Amendment No. 1 on Form 10−Q/A for the quarter ended October 2, 2005 to reflect restatement of the Company’s consolidated balance sheet as of October 2, 2005, the consolidated statements of operations and the consolidated statement of stockholders’ equity for the nine month period ended October 2, 2005, and the notes related thereto.

For the convenience of the reader, this Form 10−Q/A sets forth the Original Filing in its entirety. However, this Form 10−Q/A amends and restates only Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10−Q/A continues to speak as of the filing date of the Original Filing for the quarterly period ended July 3, 2005. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10−Q/A as Exhibits 31.1, 31.2, and 32.1.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) As Restated see Note 6
	July 3, 2005	January 2, 2005
ASSETS
Cash	$2,805,201	$2,349,519
Inventories	457,348	396,823
Other current assets	876,126	497,178
Receivables from related parties	106,651	109,477
Total current assets	4,245,326	3,352,997

Property and equipment, net	9,180,236	7,095,922
Goodwill	2,474,407	2,474,407
Other assets	621,523	535,376
Prepaid rent	361,781	59,956
TOTAL ASSETS	$16,883,273	$13,518,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,786,615	$2,311,584
Accrued expenses	2,678,988	2,567,026
Sales tax payable	276,570	202,666
Convertible debentures and interest payable	—	2,395,301
Current portion of long-term debt	345,785	515,764
Total current liabilities	5,087,958	7,992,341

Notes and deferred interest payable to related parties	—	2,238,941
Long-term debt, less current portion	1,370,504	1,494,845
Deferred rent	831,436	849,287
Total liabilities	7,289,898	12,575,414

Minority partner interest	463,919	441,618

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 35,275 shares issued and outstanding	353	353
Series B - 461,954 shares issued and outstanding	4,620	—
Common stock, $0.01 par value; authorized 58,000,000 and
20,000,000 shares, respectively; 15,641,417 and 8,565,406 shares
issued and outstanding, respectively	156,414	85,654
Additional paid-in-capital	24,645,178	14,926,627
Accumulated deficit	(15,677,109)	(14,511,008)
Total stockholders’ equity	9,129,456	501,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,883,273	$13,518,658

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	13 Weeks Ended
	July 3, 2005 As Restated see Note 6	June 27, 2004

REVENUES	$11,919,012	$10,996,898

COST AND EXPENSES:
Cost of revenues	3,900,006	3,730,111
Labor and other related expenses	3,493,548	3,249,954
Other restaurant operating expenses	2,845,893	2,509,812
General and administrative expenses	877,392	866,163
Depreciation and amortization	383,339	282,593
Pre-opening expenses	2,828	—
	11,503,006	10,638,633

INCOME FROM OPERATIONS	416,006	358,265

OTHER INCOME (EXPENSE):
Interest expense	(172,779)	(104,926)
Interest income	4,315	889
Other (expense) income, net	(24,098)	74,645
	(192,562)	(29,392)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	223,444	328,873

ELIMINATION OF MINORITY PARTNER INTEREST	(64,618)	(70,722)

NET INCOME BEFORE PREFERRED STOCK DIVIDEND	158,826	258,151

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	(1,735,169)	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(1,576,343)	$258,151

NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Basic	$(0.10)	$0.05
Diluted	$(0.10)	$0.02

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	15,087,955	4,720,756
Diluted	15,087,955	10,713,403

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	26 Weeks Ended
	July 3, 2005 As Restated See Note 6	June 27, 2004

REVENUES	$24,445,073	$23,588,270

COST AND EXPENSES:
Cost of revenues	7,997,186	7,840,779
Labor and other related expenses	7,160,464	6,997,919
Other restaurant operating expenses	5,520,767	5,321,266
General and administrative expenses	1,788,152	1,659,557
Depreciation and amortization	731,565	578,786
Pre-opening expenses	303,206	—
	23,501,340	22,398,307

INCOME FROM OPERATIONS	943,733	1,189,963

OTHER INCOME (EXPENSE):
Lease buy-out option	600,000	—
Provision for impairment of assets	(211,000)	—
Interest expense	(344,261)	(207,124)
Interest income	7,483	2,194
Other (expense) income, net	(277,629)	57,320
	(225,407)	(147,610)
INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	718,326	1,042,353

ELIMINATION OF MINORITY PARTNER INTEREST	(149,258)	(139,552)

NET INCOME BEFORE PREFERRED STOCK DIVIDEND	569,068	902,801

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	(1,735,169)	—

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(1,166,101)	$902,801

NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Basic	$(0.08)	$0.19
Diluted	$(0.08)	$0.08

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	13,722,536	4,677,384
Diluted	13,722,536	10,911,221

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
OPERATING ACTIVITIES:	July 3, 2005	June 27, 2004
Net income before preferred stock dividend	$569,068	$902,801
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	731,565	578,786
Loss (gain) on disposal of assets	162,424	(89,161)
Loss on sale of assets applied against reserves	—	24,776
Lease buy-out option	(600,000)	—
Provision for impairment of assets	211,000	—
Minority partner net income allocation	149,258	139,561
Changes in current assets and liabilities	(33,602)	(658,456)
Changes in assets and liabilities:
(Increase) decrease in prepaid rent	(324,825)	7,811
(Increase) decrease in other assets	(94,265)	10,986
Decrease in deferred rent	(17,851)	(49,489)
Total adjustments	183,704	(35,186)
Net cash provided by operating activities	752,772	867,615

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out option	600,000	—
Proceeds from sale of assets	—	88,776
Purchase of property and equipment	(3,158,185)	(467,951)
Net cash used in investing activities	(2,558,185)	(379,175)

FINANCING ACTIVITIES:
Proceeds from debt financing	206,518	162,298
Repayment of debt	(2,740,610)	(206,135)
Proceeds from issuance of stock	4,922,144	16,800
Distributions to minority partner	(126,957)	(132,223)
Net cash provided by (used in) financing activities	2,261,095	(159,260)
Net increase in cash	455,682	329,180

CASH AT BEGINNING OF PERIOD	2,349,519	723,939

CASH AT END OF PERIOD	$2,805,201	$1,053,119

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	26 Weeks Ended
	July 3, 2005	June 27, 2004
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(60,525)	$(20,228)
Receivables from related parties	2,826	22,548
Other current assets	(378,948)	(341,380)
Accounts payable	(524,969)	(582,979)
Accrued expenses	854,110	153,535
Sales tax payable	73,904	29,613
Increase in accrued interest to related parties	-	80,435
Change in current assets and liabilities	$(33,602)	$(658,456)

Supplemental disclosure of cash flow information:
Cash paid for interest	$273,947	$122,336
Cash from hurricane-related insurance recoveries	$357,198	$—
Financing costs, line of credit	$80,000	$—
Cash paid for income taxes	$—	$634

Non-cash operating, investing and financing activities:
Deemed dividend of $1,735,169 for warrants and beneficial conversion features of preferred stock recorded relative to the May 2005 private financing transaction.
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

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 2, 2005	35,275	$353			8,565,406	$85,654	$14,926,627	$(14,511,008)	$501,626

Net income before preferred stock dividend								569,068	569,068
Preferred stock issued in private placement financing, net of issuance costs of $1,137,672			461,954	$4,620			5,787,018		5,791,638
Issuance costs, private placement financing							(123,872)		(123,872)
Series B Preferred Stock Warrant issued to placement agent for private placement financing							123,872		123,872
Deemed dividend for warrants and beneficial conversion feature of preferred stock							1,735,169	(1,735,169)	—
Warrants exercised					7,063,011	70,630	1,683,390		1,754,020
Warrant valuation reserve (see note 5)							507,364		507,364
Stock options exercised					13,000	130	5,610		5,740

Balance at July 3, 2005 As Restated, See Note 6	35,275	$353	461,954	$4,620	15,641,417	$156,414	$24,645,178	$(15,677,109)	$9,129,456

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

NOTE 2.    EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Weeks Ended	July 3, 2005 As Restated See Note 6	June 27, 2004

Net (loss) income applicable to common stock	$(1,576,343)	$258,151

Weighted common shares outstanding	15,087,955	4,720,756
Basic net (loss) income per share of common stock	$(0.10)	$0.05
Effect of dilutive securities:
Preferred stock	—	268,029
Warrants	—	5,690,683
Stock options	—	33,935
Diluted weighted common shares outstanding	15,087,955	10,713,403
Diluted net (loss) income per share of common stock	$(0.10)	$0.02

26 Weeks Ended
Net (loss) income applicable to common stock	$(1,166,101)	$902,801

Weighted common shares outstanding	13,722,536	4,677,384
Basic net (loss) income per share of common stock	$(0.08)	$0.19
Effect of dilutive securities:
Preferred stock	—	292,885
Warrants	—	5,875,509
Stock options	—	65,443
Diluted weighted common shares outstanding	13,722,536	10,911,221
Diluted net (loos) income per share of common stock	$(0.08)	$0.08

The earnings per share calculation excluded warrants and options to purchase an aggregate of 781,583 shares of common stock during the 13 weeks ended June 27, 2004, and warrants and options to purchase an aggregate of 621,177 shares of common stock during the 26 weeks ended June 27, 2004, as the exercise prices of the warrants and options were greater than the average market price of the common shares.

The loss per share calculations for the 13 and 26 weeks ended July 3, 2005 excludes anti-dilutive stock options, warrants and preferred stock to purchase 11,625,963 and 9,204,663 shares of common stock, respectively.

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

NOTE 6.          RESTATEMENT OF FINANCIAL STATEMENTS

We are restating our consolidated financial statements for the second quarter and first six months of fiscal 2005 to reflect an adjustment to our accounting for the issuance of the Series B Preferred Stock and warrants in the May 2005 private placement, which is more fully described in Note 7. In addition, certain disclosures in Note 2 to the consolidated financial statements contained in this report have been restated to reflect the corrections.

The impact of the corrections on the Consolidated Statements of Operations and Consolidated Statement of Stockholders’ Equity is shown in the accompanying tables. The $1,735,000 “Deemed dividend associated with warrants and beneficial conversion feature of preferred stock” adjustment to the statement of operations for the three and six months ended July 3, 2005 is also reflected in the Stockholders’ Equity section of the Balance Sheet as of July 3, 2005 as an adjustment to Additional Paid-in-Capital and Accumulated Deficit.

CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS)
(UNAUDITED)
	13 Weeks Ended July 3, 2005			26 Weeks Ended July 3, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET INCOME BEFORE PREFERRED STOCK DIVIDEND	$159	—	$159	569	—	569
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	—	(1,735)	(1,735)	—	(1,735)	(1,735)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$159	$(1,735)	$(1,576)	$569	$(1,735)	$(1,166)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.01	$(0.11)	$(0.10)	$0.04	$(0.12)	$(0.08)
Diluted	$0.01	$(0.11)	$(0.10)	$0.03	$(0.11)	$(0.08)

CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)
(UNAUDITED)

	July 3, 2005
	As Previously Reported	Adjustment	As Restated
Stockholders' Equity:
Additional paid-in-capital	$22,910	$1,735	$24,645
Accumulated deficit	(13,942)	(1,735)	(15,677)
Total stockholders' equity	9,129	—	9,129

NOTE 7.         SERIES B CONVERTIBLE PREFERRED STOCK

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

RESTATEMENT

We are restating our consolidated financial statements for the second quarter and first six months of fiscal 2005 for an adjustment to our accounting for the issuance of the Series B Preferred Stock and warrants in the May 2005 private placement. The adjustment was recorded as a non-cash implied dividend consisting of a warrant valuation and a beneficial conversion feature reflecting a non-detachable in-the-money conversion feature of the Series B Preferred Stock. This adjustment was identified in connection with internal procedures relative to the fiscal 2005 year end audit. The corrections are the result of our failure to properly identify the accounting treatment for the warrants and conversion feature of the preferred stock during the quarter when the transaction occurred.

The restated financial statements do not affect our business outlook for future fiscal periods, nor impact our cash position or future cash flows from operations. The impact of the adjustment on the consolidated balance sheet, consolidated financial statements of operations, and consolidated statement of stockholders’ equity is shown in note 6 to our consolidated financial statements included in this Form 10−Q/A.

PERCENTAGES TO TOTAL REVENUES

The following table sets forth, for the periods indicated, the percentages which the items in our Company’s Consolidated Statements of Income bear to total revenues.

	13 Weeks Ended		26 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	Restated		Restated
REVENUES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of revenues	32.7%	33.9%	32.7%	33.2%
Labor and other related expenses	29.3%	29.6%	29.3%	29.7%
Other restaurant operating expenses	23.9%	22.8%	22.6%	22.6%
Total restaurant costs and expenses	85.9%	86.3%	84.6%	85.5%

General and administrative expenses	7.4%	7.9%	7.3%	7.0%
Depreciation and amortization	3.2%	2.6%	3.0%	2.5%
Pre-opening expenses	0.0%	0.0%	1.2%	0.0%
Income from operations	3.5%	3.2%	3.9%	5.0%

Lease buy-out option	0.0%	0.0%	2.5%	0.0%
Provision for impairment of assets	0.0%	0.0%	-0.9%	0.0%
Interest expense, net	-1.4%	-0.9%	-1.4%	-0.9%
Other income (expense), net	-0.2%	0.7%	-1.1%	0.2%
Elimination of minority partner interest	-0.5%	-0.6%	-0.6%	-0.6%
Income before preferred stock dividend	1.4%	2.4%	2.4%	3.7%
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	-14.6%	0.0%	-7.1%	0.0%
Net (loss) income applicable to common stock	-13.2%	2.4%	-4.7%	3.7%

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

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock. The deemed dividend associated with warrants and beneficial conversion feature of preferred stock of $1,735,000 related to the May 2005 private placement financing transaction when we issued Series B Convertible Preferred Stock and warrants to purchase common stock. The beneficial conversion feature reflects a non-detachable in-the-money conversion feature of the Series B Preferred Stock. This one-time implied preferred stock dividend was recorded through retained earnings.

Income from operations and net (loss) income applicable to common stock. As a result of the factors discussed above, we had income from operations of $416,000 for the second quarter of 2005 compared to $358,000 for the second quarter of 2004. Exclusive of non-recurring items noted above, income from operations was $75,000 and $236,000 for the second quarters of 2005 and 2004, respectively. Shells had a net loss applicable to common stock of $1,576,000 for the second quarter of 2005 compared to net income of $258,000 for the second quarter of 2004. Exclusive of nonrecurring items, we incurred a net loss of $182,000 for the second quarter of 2005 compared to net income of $47,000 for the second quarter of 2004. A non-recurring item affecting net loss for the second quarter of 2005 included the $1,735,000 implied preferred stock dividend. A non-recurring item affecting net income for the second quarter of 2004 included an $89,000 gain on the sale of property.

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

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock. The deemed dividend associated with warrants and beneficial conversion feature of preferred stock of $1,735,000 related to the May 2005 private placement financing transaction when we issued Series B Convertible Preferred Stock and warrants to purchase common stock. The beneficial conversion feature reflects a non-detachable in-the-money conversion feature of the Series B Preferred Stock. This one-time implied preferred stock dividend was recorded through retained earnings.

Income from operations and net (loss) income applicable to common stock. As a result of the factors discussed above, our income from operations was $944,000 for the 26 weeks ended July 3, 2005 compared to $1,190,000 for the same period in 2004. Exclusive of non-recurring items noted above, our income from operations was $902,000 and $1,068,000 for the 26 weeks ended July 3, 2005 and June 27, 2004, respectively. We had a net loss applicable to common stock for the 26 weeks ended July 3, 2005 of $1,166,000 compared to net income of $903,000 in the same period in 2004. Exclusive of non-recurring items, our net income applicable to common stock was $381,000 and $692,000 for the 26 weeks ended July 3, 2005 and June 27, 2004, respectively.

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

Cash provided by operating activities for the 26 weeks ended July 3, 2005 was $753,000 compared to $868,000 for the comparable period in 2004. The net decrease of $115,000 compared to the same period in 2004 primarily related to unfavorable variances in net income before preferred stock dividends, prepaid advertising, prepaid rent and prepaid workers compensation insurance.

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

As previously disclosed in a Current Report on Form 8−K which we filed on April 3, 2006 and as described in our Explanatory Note to this Form 10−Q/A and note 6 to our accompanying consolidated financial statements included herein, in connection with internal procedures relative to the fiscal 2005 year end audit, we identified the need for an adjustment to our accounting for the issuance of the Series B Preferred Stock and warrants in the May 2005 private placement. The errors are the result of our failure to properly identify the accounting treatment for the warrants and conversion feature of the preferred stock during the quarter when the transaction occurred. Based on the impact of the aforementioned accounting adjustment, we determined to restate our interim financial statements for the quarters ended July 3, 2005 and October 2, 2005.

During the period from April to May 2006, we changed our policy for conducting accounting research to coincide with the quarter in which any complex or one-time transaction occurs rather than waiting until year-end audit procedures are completed.

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

Item 5. Other Information
None

Item 6. Exhibits

31.1 Certification of Chief Executive Officer under Rule 13a-14(a) as of August 29, 2006
31.2 Certification of Chief Financial Officer under Rule 13a-14(a) as of August 29, 2006
32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 as of August 29, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Leslie J. Christon
President and Chief Executive Officer
August 29, 2006

/s/ Warren R. Nelson
Executive Vice President and Chief Financial Officer
August 29, 2006