Form 10-Q/A
period 2005-10-02
SHELLS SEAFOOD RESTAURANTS INC
filed 2006-11-06
CIK 935066

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q/A, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

EXPLANATORY NOTE

Shells Seafood Restaurants, Inc. (“Shells”,”we”,”us”,”our,” or “Company”) is restating our previously issued consolidated financial statements for the third quarter of fiscal 2005 (“Restatement”), because we discovered the need for an adjustment to our accounting for the issuance of the Series B Preferred Stock and warrants in the May 2005 private placement. The adjustment was recorded as a non-cash implied dividend consisting of a warrant valuation and a beneficial conversion feature reflecting a non-detachable in-the-money conversion feature of the Series B Preferred Stock. This adjustment was identified in connection with internal procedures relative to the fiscal 2005 year-end audit. Further information on the adjustment can be found in Note 6, “Restatement of Financial Statements,” to the accompanying financial statements.

This Amendment No. 1 on Form 10−Q/A (this “Form 10−Q/A”) to the Company’s Quarterly Report on Form 10−Q for the quarterly period ended October 2, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2005 (the “Original Filing”), is being filed to amend the Original Filing to reflect restatements of the Company’s consolidated balance sheet as of October2, 2005, the consolidated statements of operations for the nine month period ended October 2, 2005, the consolidated statement of stockholders’ equity for the nine month period ended October 2, 2005 and the notes related thereto. For a more detailed description of the Restatement, see Note 6, “Restatement of Financial Statements,” to the accompanying consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10−Q/A.

Prior to the filing of this Form 10−Q/A, we filed Amendment No. 1 on Form 10−Q/A for the quarter ended July 3, 2005 to reflect restatement of the Company’s consolidated balance sheet as of July 3, 2005, the consolidated statements of operations for the second quarter and six months ended July 3, 2005, and the consolidated statement of stockholders’ equity for the six month period ended July 3, 2005, and the notes related thereto.

For the convenience of the reader, this Form 10−Q/A sets forth the Original Filing in its entirety. However, this Form 10−Q/A amends and restates only Items 1, 2, and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. This Form 10−Q/A continues to speak as of the filing date of the Original Filing for the quarterly period ended October 2, 2005. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes−Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10−Q/A as Exhibits 31.1, 31.2, and 32.1.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited, As Restated, see Note 6)
	October 2, 2005	January 2, 2005
ASSETS
Cash	$2,377,588	$2,349,519
Inventories	463,241	396,823
Other current assets	479,830	497,178
Receivables from related parties	93,217	109,477
Total current assets	3,413,876	3,352,997
Property and equipment, net	9,427,113	7,095,922
Goodwill	2,474,407	2,474,407
Other assets	794,027	535,376
Prepaid rent	352,512	59,956
TOTAL ASSETS	$16,461,935	$13,518,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,279,938	$2,311,584
Accrued expenses	2,026,636	2,567,026
Sales tax payable	212,916	202,666
Convertible debentures and interest payable	–	2,395,301
Current portion of long-term debt	174,889	515,764
Total current liabilities	4,694,379	7,992,341
Notes and deferred interest payable to related parties	–	2,238,941
Long-term debt, less current portion	1,029,983	1,494,845
Deferred rent	822,185	849,287
Total liabilities	6,546,547	12,575,414

Minority partner interest	459,848	441,618

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 23,731 and 35,275 shares issued and outstanding	237	353
Series B - 461,954 shares issued and outstanding	4,620	–
Common stock, $0.01 par value; authorized 58,000,000 and
20,000,000 shares, respectively; 15,763,737 and 8,565,406 shares
issued and outstanding, respectively	157,637	85,654
Additional paid-in-capital	25,122,062	14,926,627
Accumulated deficit	(15,829,016)	(14,511,008)
Total stockholders’ equity	9,455,540	501,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,461,935	$13,518,658

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	13 Weeks Ended
	October 2, 2005	September 26, 2004

REVENUES	$10,240,800	$8,682,534

COST AND EXPENSES:
Cost of revenues	3,434,535	2,957,369
Labor and other related expenses	3,350,762	2,902,216
Other restaurant operating expenses	2,884,210	2,440,345
General and administrative expenses	1,070,455	770,571
Depreciation and amortization	408,164	271,793
	11,148,126	9,342,294
LOSS FROM OPERATIONS	(907,326)	(659,760)

OTHER INCOME (EXPENSE):
Interest expense	(35,829)	(552,481)
Interest income	5,948	107
Other income, net	837,800	464,636
	807,919	(87,738)
LOSS BEFORE ELIMINATION OF MINIORITY PARTNER INTEREST	(99,407)	(747,498)

ELIMINATION OF MINORITY PARTNER INTEREST	(52,500)	(51,006)

NET LOSS APPLICABLE TO COMMON STOCK	$(151,907)	$(798,504)

NET LOSS PER SHARE OF COMMON STOCK:
Basic	$(0.01)	$(0.17)
Diluted	$(0.01)	$(0.17)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	15,700,814	4,812,740
Diluted	15,700,814	4,812,740

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	39 Weeks Ended
	October 2, 2005 As Restated, see Note 6	September 26, 2004

REVENUES	$34,685,873	$32,270,804

COST AND EXPENSES:
Cost of revenues	11,431,721	10,798,148
Labor and other related expenses	10,511,226	9,900,136
Other restaurant operating expenses	8,404,977	7,761,611
General and administrative expenses	2,858,605	2,430,128
Depreciation and amortization	1,139,731	850,579
Pre-opening expenses	303,206	–
	34,649,466	31,740,602

INCOME FROM OPERATIONS	36,407	530,202

OTHER INCOME (EXPENSE):
Lease buy-out option	600,000	–
Provision for impairment of assets	(211,000)	–
Interest expense	(380,090)	(759,605)
Interest income	13,431	2,301
Other income, net	560,171	521,956
	582,512	(235,348)
INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	618,919	294,854

ELIMINATION OF MINORITY PARTNER INTEREST	(201,758)	(190,558)

NET INCOME BEFORE PREFERRED STOCK DIVIDEND	417,161	104,296

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	(1,735,169)	–

NET (LOSS) INCOME APPLICABLE TO COMON STOCK	$(1,318,008)	$104,296

NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	14,381,962	4,722,503
Diluted	14,381,962	11,378,113

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
OPERATING ACTIVITIES:	October 2, 2005	September 26, 2004
Net income before preferred stock dividend	$417,161	$104,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,139,729	850,579
Interest expense on warrants issued	–	446,000
Insurance proceeds net of hurricane-related expenses	–	(497,242)
Gain on disposal of assets	(695,376)	(98,023)
Loss on sale of assets applied against reserves	–	24,776
Lease buy-out option	(600,000)	–
Provision for impairment of assets	211,000	–
Minority partner net income allocation	201,758	190,558
Changes in current assets and liabilities	587,552	(579,224)
Changes in assets and liabilities:
(Increase) decrease in prepaid rent	(315,556)	11,716
(Increase) decrease in other assets	(277,289)	18,319
Increase in accrued interest to related parties	–	115,003
Decrease in deferred rent	(27,102)	(60,005)
Total adjustments	224,716	422,457
Net cash provided by operating activities	641,877	526,753

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out option	600,000	–
Proceeds from sale of assets	1,643,859	88,776
Purchase of property and equipment	(4,588,765)	(600,148)
Net cash used in investing activities	(2,344,906)	(511,372)

FINANCING ACTIVITIES:
Proceeds from debt financing	533,545	162,292
Repayment of debt	(3,579,054)	(312,734)
Proceeds from issuance of stock	4,960,135	16,800
Distributions to minority partner	(183,528)	(220,336)
Net cash provided by (used in) financing activities	1,731,098	(353,978)
Net increase (decrease) in cash	28,069	(338,597)

CASH AT BEGINNING OF PERIOD	2,349,519	723,939
CASH AT END OF PERIOD	$2,377,588	$385,342

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	39 Weeks Ended
	October 2, 2005	September 26, 2004
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$(66,418)	$(23,575)
Receivables from related parties	16,260	7,871
Other current assets	17,348	6,043
Accounts payable	(31,646)	(387,482)
Accrued expenses	641,758	(131,841)
Sales tax payable	10,250	(50,240)
Increase in accrued interest to related parties	–	–
Change in current assets and liabilities	$587,552	$(579,224)

Supplemental disclosure of cash flow information:
Cash paid for interest	$309,777	$197,552
Cash from hurricane-related insurance recoveries	$357,198	$–
Financing costs, line of credit	$80,000	$–
Cash paid for income taxes	$–	$634

Non-cash operating, investing and financing activities:

•	Warrant valuation reserves of $440,000 were applied to Paid in Capital in September 2005 upon the registration of the underlying common stock with the Securities and Exchange Commission.

•	Deemed dividend of $1,735,169 for warrants and beneficial conversion features of preferred stock recorded relative to the May 2005 private financing transaction.

•	Warrant valuation reserves of $284,364 and $223,000 relating to the exercise of warrants were applied to Paid in Capital in the first and second quarters of 2005, respectively.

•	Principal on related party debt of $500,000 was used by the noteholders to acquire common stock in conjunction with the exercise of warrants in each of March and May 2005.

•	Principal and accrued interest of $347,588 was used by the debenture holders to acquire Series B Preferred Stock in May 2005.

•	Principal and accrued interest on related party debt of $1,281,666 was used by the noteholders to acquire Series B Preferred Stock in May 2005.

•	Asset impairment charges of $158,335 were applied to reduce the basis of fixed assets damaged by a fire in September 2004.

•	Accrued interest to related parties of $165,315 was refinanced through a second mortgage in June 2004 and classified as long-term debt.

•	Insurance reserves of $96,000 have been applied to asset impairment charges in June 2004.

•	Loss on sale of assets applied against reserves of $24,776 reduced net book value of property and equipment by $19,062 and deferred rent by $5,714 in June 2004.

•	Deferred rent of $114,602 was applied to gain on sale of restaurant in April 2004.

•	Asset impairment charges of $110,000 were applied against gain on sale of restaurant in April 2004.

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 2, 2005	35,275	$353			8,565,406	$85,654	$14,926,627	$(14,511,008)	$501,626

Net income before preferred stock dividend								417,161	417,161

Preferred stock issued in private placement financing, net of issuance costs of $1,137,672			461,954	$4,620			5,787,018		5,791,638

Issuance costs, private placement financing							(123,872)		(123,872)

Series B Preferred Stock warrant issued to placement agent for private placement financing							123,872		123,872

Deemed dividend for warrants and beneficial conversion feature of preferred stock							1,735,169	(1,735,169)	–

Preferred stock converted	(11,544)	(116)			57,720	577	(461)		–

Warrants exercised					7,123,011	71,230	1,718,789		1,790,019

Warrant valuation reserve
(See Note 5)							947,364		947,364
Stock options exercised					17,600	176	7,556		7,732
Balance at October 2, 2005 as restated, see Note 6	23,731	$237	461,954	$4,620	15,763,737	$157,637	$25,122,062	$(15,829,016)	$9,455,540

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

NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Weeks Ended	October 2, 2005	September 26, 2004

Net loss applicable to common stock	$(151,907)	$(798,504)

Weighted common shares outstanding	15,700,814	4,812,740
Basic net loss per share of common stock	$(0.01)	$(0.17)
Effect of dilutive securities:
Preferred stock	–	–
Warrants	–	–
Stock options	–	–
Diluted weighted common shares outstanding	15,700,814	4,812,740
Diluted net loss per share of common stock	$(0.01)	$(0.17)

39 Weeks Ended	October 2, 2005 As Restated, see Note 6	September 26, 2004

Net (loss) income applicable to common stock	$(1,318,008)	$104,296

Weighted common shares outstanding	14,381,962	4,722,503
Basic net (loss) income per share of common stock	$(0.09)	$0.02
Effect of dilutive securities:
Preferred stock	–	253,530
Warrants	–	6,274,995
Stock options	–	127,085
Diluted weighted common shares outstanding	14,381,962	11,378,113
Diluted net (loss) income per share of common stock	$(0.09)	$0.01

The loss per share calculations for the 13 weeks ended October 2, 2005 and September 26, 2004, and the 39 weeks ended October 2, 2005 excluded warrants, options and other dilutive securities to purchase an aggregate of 20,290,793, 11,587,560 and 12,936,878 shares of common stock, respectively, as they were anti-dilutive.

The earnings per share calculation for the 39 weeks ended September 26, 2004 excluded warrants and options to purchase an aggregate of 568,845 shares of common stock, as the exercise prices of these warrants and options were greater than the average market price of the common shares.

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

NOTE 6. RESTATEMENT OF FINANCIAL STATEMENTS

We are restating our consolidated financial statements for the first nine months of fiscal 2005 to reflect an adjustment to our accounting for the issuance of the Series B Preferred Stock and warrants in the May 2005 private placement, which is more fully described in Note 7. In addition, certain disclosures in Note 2 to the consolidated financial statements contained in this report have been restated to reflect the corrections.

The impact of the corrections on the Consolidated Statements of Operations and Consolidated Statement of Stockholders’ Equity is shown in the accompanying tables. The $1,735,000 “Deemed dividend associated with warrants and beneficial conversion feature of preferred stock” adjustment to the statement of operations for the nine months ended October 2, 2005 is also reflected in the Stockholders’ Equity section of the Balance Sheet as of October 2, 2005 as an adjustment to Additional Paid-in-Capital and Accumulated Deficit.

Consolidated Statements of Operations (Dollars in Thousands) (Unaudited)

	13 Weeks Ended October 2, 2005			39 Weeks Ended October 2, 2005
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	$(152)	-	$(152)	$417	-	$417
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	-	-	-	-	(1,735)	(1,735)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(152)	$-	$(152)	$417	$(1,735)	$(1,318)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Basic	$(0.01)	$-	$(0.01)	$0.03	$(0.12)	$(0.09)
Diluted	$(0.01)	$-	$(0.01)	$0.02	$(0.11)	$(0.09)

Consolidated Balance Sheets (Dollars in Thousands) (Unaudited)

	October 2, 2005
	As Previously Reported	Adjustment	As Restated
Stockholders' Equity:
Additional paid-in-capital	$23,387	$1,735	$25,122
Accumulated deficit	(14,094)	(1,735)	(15,829)
Total stockholders' equity	9,455	-	9,455

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

RESTATEMENT

We are restating our consolidated financial statements for the first nine months of fiscal 2005 for an adjustment to our accounting for the issuance of the Series B Preferred Stock and warrants in the May 2005 private placement. The adjustment was recorded as a non-cash implied dividend consisting of a warrant valuation and a beneficial conversion feature reflecting a non-detachable in-the-money conversion feature of the Series B Preferred Stock. This adjustment was identified in connection with internal procedures relative to the fiscal 2005 year-end audit. The corrections are the result of our failure to properly identify the accounting treatment for the warrants and conversion feature of the preferred stock during the quarter when the transaction occurred.

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

	13 Weeks Ended		39 Weeks Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
			Restated
REVENUES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of revenues	33.5%	34.1%	33.0%	33.5%
Labor and other related expenses	32.7%	33.4%	30.3%	30.7%
Other restaurant operating expenses	28.2%	28.1%	24.2%	24.1%
Total restaurant costs and expenses	94.4%	95.6%	87.5%	88.3%

General and administrative expenses	10.5%	8.9%	8.2%	7.5%
Depreciation and amortization	4.0%	3.1%	3.3%	2.6%
Pre-opening expenses	0.0%	0.0%	0.9%	0.0%
(Loss) income from operations	-8.9%	-7.6%	0.1%	1.6%

Lease buy-out option	0.0%	0.0%	1.7%	0.0%
Provision for impairment of assets	0.0%	0.0%	-0.6%	0.0%
Interest expense, net	-0.3%	-6.4%	-1.1%	-2.3%
Other income, net	8.2%	5.4%	1.6%	1.6%
Elimination of minority partner interest	-0.5%	-0.6%	-0.6%	-0.6%
(Loss) income before preferred stock dividend	-1.5%	-9.2%	1.1%	0.3%
Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	0.0%	0.0%	-5.0%	0.0%
Net (loss) income applicable to common stock	-1.5%	-9.2%	-3.9%	0.3%

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

Loss from operations and net loss applicable to common stock. As a result of the factors discussed above, we had a loss from operations of $907,000 for the third quarter of 2005 compared to a loss from operations of $660,000 for the third quarter of 2004. We had a net loss applicable to common stock of $152,000 for the third quarter of 2005 compared to $799,000 for the third quarter of 2004. Exclusive of non-recurring items in the third quarter of 2005 and 2004, the net loss was $1,010,000 and $850,000, respectively.

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

Income from operations and net (loss) income applicable to common stock. As a result of the factors discussed above, our income from operations was $36,000 for the 39 weeks ended October 2, 2005 compared to $530,000 for the same period in 2004. Exclusive of non-recurring items, our loss from operations was $5,000 for the 39 weeks ended October 2, 2005 compared to income from operations of $408,000 for the same period in 2004. Our net loss applicable to common stock for the 39 weeks ended October 2, 2005 was $1,318,000 compared to net income applicable to common stock of $104,000 in the same period in 2004. Exclusive of non-recurring items, our net loss was $628,000 and $158,000 for the 39 weeks ended October 2, 2005 and September 26, 2004, respectively.

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

Cash provided by operating activities for the 39 weeks ended October 2, 2005 was $642,000 compared to $527,000 for the comparable period in 2004. The net increase of $115,000 compared to the same period in 2004 primarily related to favorable variances in net income before preferred stock dividend, accrued expenses and accounts payable, partially offset by unfavorable increases in prepaid rent and prepaid construction deposits.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) as of November 3, 2006

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) as of November 3, 2006

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 as of November 3, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELLS SEAFOOD RESTAURANTS, INC.

November 3, 2006	By:	/s/ Leslie J. Christon

President and Chief Executive Officer

November 3, 2006	By:	/s/ Warren R. Nelson

Executive Vice President and Chief Financial Officer