Form 10-Q
period 2006-10-01
SHELLS SEAFOOD RESTAURANTS INC
filed 2006-11-15
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 1, 2006

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
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 10, 2006
Common stock, $0.01 par value	17,577,522

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 1, 2006	January 1, 2006
ASSETS
Cash	$590,062	$1,360,740
Inventories	490,124	498,975
Other current assets	610,063	365,227
Receivables from related parties	39,281	114,485
Total current assets	1,729,530	2,339,427
Property and equipment, net	11,800,232	11,733,861
Goodwill	2,474,407	2,474,407
Other assets	500,969	547,395
Prepaid rent	321,100	343,242
TOTAL ASSETS	$16,826,238	$17,438,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,833,427	$3,982,153
Accrued expenses	2,346,056	2,175,380
Sales tax payable	220,077	245,673
Notes and deferred interest payable to related parties	1,502,510	—
Current portion of long-term debt	875,143	777,823
Total current liabilities	7,777,213	7,181,029
Notes and deferred interest payable to related parties	—	808,702
Long-term debt, less current portion	937,985	1,001,081
Deferred rent	992,712	784,976
Total liabilities	9,707,910	9,775,788

Minority partner interest	501,413	472,131

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 22,694 and 23,731 shares issued and outstanding	227	237
Series B - 373,849 and 443,850 shares issued and outstanding	3,739	4,439
Common stock, $0.01 par value; authorized 58,000,000 shares;
17,577,522 and 16,134,817 shares issued and outstanding	175,775	161,348
Additional paid-in-capital	25,244,543	25,122,312
Accumulated deficit	(18,807,369)	(18,097,923)
Total stockholders’ equity	6,616,915	7,190,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,826,238	$17,438,332

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Week Period Ended
	October 1, 2006	October 2, 2005

REVENUES	$10,529,214	$10,240,800

RESTAURANT OPERATING COSTS:
Food and beverage	3,397,604	3,434,535
Labor	3,354,299	3,350,762
Other	3,124,978	2,884,210
Depreciation and amortization	577,563	408,164
Total restaurant operating costs	10,454,444	10,077,671
RESTAURANT OPERATING INCOME	74,770	163,129

General and administrative expenses	880,795	1,070,455
LOSS FROM OPERATIONS	(806,025)	(907,326)

OTHER (EXPENSE) INCOME:
Interest expense, net	(96,577)	(29,881)
Other (expense) income , net	(10,878)	837,800
Total other (expense) income	(107,455)	807,919
LOSS BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	(913,480)	(99,407)

ELIMINATION OF MINORITY PARTNER INTEREST	(48,057)	(52,500)

NET LOSS APPLICABLE TO COMMON STOCK	$(961,537)	$(151,907)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.06)	$(0.01)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	16,673,723	15,700,814

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	39 Week Period Ended
	October 1, 2006	October 2, 2005

REVENUES	$38,169,947	$34,685,873

RESTAURANT OPERATING COSTS:
Food and beverage	12,248,567	11,431,721
Labor	11,606,154	10,511,226
Other	9,976,063	8,404,977
Depreciation and amortization	1,642,826	1,139,731
Pre-opening expenses	—	303,206
Total restaurant operating costs	35,473,610	31,790,861
RESTAURANT OPERATING INCOME	2,696,337	2,895,012

General and administrative expenses	3,035,627	2,858,605
(LOSS) INCOME FROM OPERATIONS	(339,290)	36,407

OTHER (EXPENSE) INCOME:
Lease buy-out	212,198	600,000
Provision for impairment of assets due to lease buy-out	—	(211,000)
Interest expense, net	(234,847)	(366,659)
Other (expense) income, net	(157,756)	560,171
Total other (expense) income, net	(180,405)	582,512
(LOSS) INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	(519,695)	618,919

ELIMINATION OF MINORITY PARTNER INTEREST	(189,751)	(201,758)

NET (LOSS) INCOME BEFORE PREFERRED STOCK DIVIDEND	(709,446)	417,161

Deemed dividend associated with warrants
and beneficial conversion feature of preferred stock	—	(1,735,169)

NET LOSS APPLICABLE TO COMMON STOCK	$(709,446)	$(1,318,008)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.04)	$(0.09)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	16,359,683	14,381,962

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 1, 2006	23,731	$237	443,850	$4,439	16,134,817	$161,348	$25,122,312	$(18,097,923)	$7,190,413

Net loss								(709,446)	(709,446)
Stock option expense							113,448		113,448
Warrant exercised					37,500	375	22,125		22,500
Preferred stock converted	(1,037)	$(10)	(70,001)	(700)	1,405,205	14,052	(13,342)		—
Balance at October 1, 2006	22,694	$227	373,849	$3,739	17,577,522	$175,775	$25,244,543	$(18,807,369)	$6,616,915

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	39 Week Period Ended
OPERATING ACTIVITIES:	October 1, 2006	October 2, 2005
Net (loss) income before preferred stock dividend	$(709,446)	$417,161
Adjustments to reconcile net (loss) income
before preferred stock dividend to
net cash provided by operating activities:
Depreciation and amortization	1,648,450	1,139,729
Stock option expense	113,448	—
Minority partner net income allocation	189,751	201,758
Loss (gain) on disposal of assets	10,359	(695,376)
Lease buy-out option	(212,198)	(600,000)
Provision for impairment of assets	—	211,000
Changes in current assets and liabilities	(1,110,619)	587,552
Changes in assets and liabilities:
Decrease (increase) in prepaid rent	22,142	(315,556)
Decrease (increase) in other assets	37,887	(277,289)
Increase (decrease) in deferred rent	84,049	(27,102)
Total adjustments	783,269	224,716
Net cash provided by operating activities	73,823	641,877

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out	212,198	600,000
Proceeds from sale of assets	—	1,643,859
Purchase of property and equipment	(1,716,641)	(4,588,765)
Net cash used in investing activities	(1,504,443)	(2,344,906)

FINANCING ACTIVITIES:
Proceeds from debt financing	1,606,481	533,545
Repayment of debt	(808,570)	(3,579,054)
Proceeds from issuance of stock	22,500	4,960,135
Distributions to minority partner	(160,469)	(183,528)
Net cash provided by financing activities	659,942	1,731,098

Net (decrease) increase in cash	(770,678)	28,069

CASH AT BEGINNING OF PERIOD	1,360,740	2,349,519
CASH AT END OF PERIOD	$590,062	$2,377,588

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(continued)

	39 Week Period Ended
	October 1, 2006	October 2, 2005
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$8,851	$(66,418)
Receivables from related parties	75,204	16,260
Other current assets	(244,836)	17,348
Accounts payable	(1,148,726)	(31,646)
Accrued expenses	170,676	641,758
Sales tax payable	(25,596)	10,250
Increase in accrued interest to related parties	53,808	—
Change in current assets and liabilities	$(1,110,619)	$587,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$183,445	$309,777
Cash from hurricane-related insurance recoveries	$49,336	$357,198
Financing costs, line of credit	$—	$80,000

Non-cash operating, investing and financing activities:
•	Accrued bonuses were reduced by $1,406, $2,109 and $2,109 with a corresponding reduction in depreciation expense for the first, second and third quarters of 2006, respectively.
•	A capitalized lease obligation of $123,687 was reclassified to deferred rent in conjunction with the Ocala lease buy-out in April 2006.
•	Warrant valuation reserves of $440,000 were applied to Paid in Capital in September 2005 upon the registration of the underlying common stock with the Securities and Exchange Commission.
•	Warrant valuation reserves of $284,364 and $223,000 related to the exercise of warrants were applied to Paid in Capital in the first and second quarters of 2005, respectively.
•	In each of March and May 2005, principal on related party debt of $500,000 ($1,000,000 aggregate) was used by the noteholders to acquire common stock in conjunction with the exercise of warrants.
•	Principal and accrued interest of $347,588 was used by the debenture holders to acquire Series B Preferred Stock in May 2005.
•	Principal and accrued interest on related party debt of $1,281,666 was used by the noteholders to acquire Series B Preferred Stock in May 2005.
•	Deemed dividend of $1,735,169 for warrants and the beneficial conversion feature of Series B Preferred Stock was recorded relative to the May 2005 private financing transaction.
•	An issuance cost of $123,872 was recorded for a warrant issued to the placement agent in the May 2005 private financing transaction.

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

NOTE 2.   INCOME TAXES

There were no provisions for income taxes for the thirteen and thirty-nine weeks ended October 1, 2006 and October 2, 2005 due to the anticipated utilization of net operating loss and general business credit carryforwards.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Week Period Ended	October 1, 2006	October 2, 2005
Net loss applicable to common stock	$(961,537)	$(151,907)

Weighted common shares outstanding	16,673,723	15,700,814
Basic net loss per share of common stock	$(0.06)	$(0.01)
Effect of dilutive securities:
Preferred stock	—	—
Warrants	—	—
Stock options	—	—
Diluted weighted common shares outstanding	16,673,723	15,700,814
Diluted net loss per share of common stock	$(0.06)	$(0.01)

39 Week Period Ended	October 1, 2006	October 2, 2005
Net loss applicable to common stock	$(709,446)	$(1,318,008)

Weighted common shares outstanding	16,359,683	14,381,962
Basic net loss per share of common stock	$(0.04)	$(0.09)
Effect of dilutive securities:
Preferred stock	—	—
Warrants	—	—
Stock options	—	—
Diluted weighted common shares outstanding	16,359,683	14,381,962
Diluted net loss per share of common stock	$(0.04)	$(0.09)

Diluted net loss per common share excludes anti-dilutive stock options, warrants and preferred stock of 20,520,000, 20,291,000, 20,801,000 and 12,937,000 for the thirteen weeks ended October 1, 2006 and October 2, 2005, and the thirty-nine weeks ended October 1, 2006 and October 2, 2005, respectively.

NOTE 4.  STOCK COMPENSATION PLANS

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, President and Chief Executive Officer, concurrent with her amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005, and vest as to 274,842 on each of July 1, 2007 and July 1, 2008. Additionally, at the same time, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans described below at an exercise price of $0.85 per share, with vesting ratably in July 2007 and July 2008.

As of October 1, 2006, we had two stock-based employee compensation plans, as two plans had previously expired. As of January 1, 2006, we accounted for the two remaining plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	13 Week Period Ended		39 Week Period Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net loss applicable to common stock, as reported	$(961,537)	$(151,907)	$(709,446)	$(1,318,008)

Add: Stock-based employee compensation expense included in reported net loss applicable to common stock, net of related tax effects	16,410	—	113,448	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,410)	(125,737)	(113,448)	(377,211)
Pro forma net loss applicable to common stock	$(961,537)	$(277,644)	$(709,446)	$(1,695,219)

Net loss per share of common stock:
Basic and diluted—as reported	$(0.06)	$(0.01)	$(0.04)	$(0.09)
Basic and diluted—pro forma	$(0.06)	$(0.02)	$(0.04)	$(0.12)

Stock option grants were valued based upon the Black Scholes option-pricing model. The calculation of a grant date fair-value included the following assumptions:

Assumptions used in computing	Quarter Ended
fair value of option grants:	October 1, 2006	July 2, 2006	April 2, 2006	January 1, 2006
Volatility	24.2%	20.3%	25.9%	34.8%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	5.00%	4.87%	4.46%	4.23%
Dividend yield	0	0	0	0

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments − an amendment of FASB Statements No. 133 and 140.” The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re−measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 on January 1, 2007 is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 on January 1, 2007 is not expected to have a material impact on our consolidated financial statements.

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06−3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement “ (EITF 06−3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present Company sales net of sales taxes. We believe we currently satisfy the requirements of EITF 06−3 for recording these sales taxes in our consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Clarifications found in FIN 48 are not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007. Definitions found in SFAS 157 are not expected to have a material impact on our consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Shells positive sales trend continued during the third quarter of fiscal 2006, reflecting the impact of a new menu introduced during the quarter, a favorable mix of restaurants in operation compared to a year earlier, and ongoing customer acceptance of the revitalized Shells dining experience. Comparable restaurant sales increased 1.5%, marking the eighth consecutive quarter of year-to-year increases. Revenues increased 2.8% to $10,529,000 during the third quarter compared to the prior year. Shells had 25 restaurants in operation as of the end of the third quarter of 2006 compared to 26 as of the end of the same period last year.

The improvement in sales benefited from an increase in check average mostly due to a stronger menu mix from a reengineered menu introduced in the middle of the third quarter of 2006. This gain was partially offset by a decline in guest traffic during the quarter. Although it has been a challenging time across much of the casual dining segment, we believe Shells continues to experience positive consumer acceptance of the enhancements implemented over the past several quarters. These changes include a new menu introduction, service improvements and the remodeling of our company-owned restaurants. During 2005 we opened two new restaurants, relocated a restaurant to a stronger site, closed an underperforming restaurant, and terminated operations at a licensed location.

Marketing efforts continue to focus on attracting new guests and letting former guests know about the changes that have revitalized the dining experience at Shells. During the third quarter of 2006, we believe a continued emphasis on radio advertising, DJ endorsements and local marketing also contributed to our sales improvements. Guests experiencing the new Shells continue to give us high marks, as mystery shopper scores continue to improve.

The new menu, combined with continually improving execution from restaurant operations have lowered controllable costs as a percentage of sales, with food and beverage and labor costs 2.2% lower than in the comparable quarter last year. The new menu, introduced during the third quarter of 2006, was specially engineered to improve check average and margins, while reducing food and labor costs. This new menu, which has received positive guest acceptance, retains Shells core favorites while permanently adding several highly profitable and popular items from recent promotions. The menu also spotlights new wine and beverage offerings.

Higher expenses in several areas, including utilities, insurance and occupancy costs, continued to adversely affect our operating results, increasing a net 1.5%, as a percentage of sales, above the comparable period last year. Consistently high-energy prices and sharp increases in insurance rates in the wake of last years’ Florida hurricanes were significant factors contributing to these increases. These areas of cost increases have affected both residential and commercial properties throughout Florida, and such trends are expected to moderately continue into the future. During the third quarter of 2006, we were able to mitigate the effect of spiraling energy costs through a successful implementation of an energy conservation program throughout our restaurants. Depreciation expense also rose 1.5% as a percentage of sales, mostly reflecting our investment in the remodeled, new and relocated restaurants.

While the strategies implemented to refresh the Shells brand are gaining recognition with consumers, driving sales gains to the bottom line continues to be very challenging. Given expectations that pressures on several areas of cost will continue, we are working diligently to overcome these cost challenges and improve unit economics, without diminishing the quality of the dining experience we deliver.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales.

	13 Weeks Ended		39 Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Revenues:
Restaurant sales	99.6%	99.6%	99.7%	99.6%
Management fees	0.4%	0.4%	0.3%	0.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Restaurant operating costs:
Food and beverage (1)	32.4%	33.7%	32.2%	33.1%
Labor and other related expenses (1)	32.0%	32.9%	30.5%	30.4%
Other restaurant operating expenses (1)	29.8%	28.3%	26.2%	24.3%
Depreciation and amortization	5.5%	4.0%	4.3%	3.3%
Pre-opening expenses	—	—	—	0.9%
Total restaurant operating costs (1)	99.7%	98.9%	93.2%	92.0%
Restaurant operating income (1)	0.7%	1.6%	7.1%	8.4%

General and administrative expenses	8.4%	10.4%	8.0%	8.2%
(Loss) income from operations	-7.7%	-8.8%	-0.9%	0.2%

Lease buy-out option	—	—	0.6%	1.7%
Provision for impairment of assets	—	—	—	-0.6%
Interest expense, net	-0.9%	-0.3%	-0.6%	-1.1%
Other income (expense), net	-0.1%	8.2%	-0.4%	1.6%
Elimination of minority partner interest	-0.5%	-0.5%	-0.5%	-0.6%
Net (loss) income	-9.2%	-1.4%	-1.8%	1.2%
Deemed dividend associated with warrants
and beneficial conversion feature of preferred stock	—	—	—	-5.0%
Net loss attributable to common stock	-9.2%	-1.4%	-1.8%	-3.8%

(1)	as a percentage of restaurant sales

RESULTS OF OPERATIONS

13 weeks ended October 1, 2006 and October 2, 2005

Revenues. Total revenues for the third quarter of 2006 were $10,529,000 as compared to $10,241,000 for the third quarter of 2005. The $288,000, or 2.8%, increase in revenues was primarily a result of a 1.5% increase in same store sales, which mostly related to changes in menu mix resulting from a new menu rolled out during the third quarter of 2006, and to a lesser extent, menu price increases implemented to offset the Florida minimum wage hikes in January 2006. We also benefited from a stronger mix of restaurants in operation in the third quarter of 2006 versus the same period last year, having opened two new restaurants, relocated one restaurant, closed an underperforming restaurant and terminated the operations of a licensed restaurant in 2005. As of the end of the third quarter of 2006, we had 25 restaurants in operation compared to 26 units a year-ago. Comparisons of same store sales include only those stores that were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage. Food and beverage costs as a percentage of restaurant sales decreased to 32.4% for the third quarter of 2006 from 33.7% for the third quarter of 2005. This 1.3% decrease primarily related to the third quarter of 2006 menu changes, menu price increases from the beginning of 2006, an increase in the percentage of sales attributable to comparatively higher margin liquor sales and gains derived from better operational controls over food and beverage costs. We are continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of restaurant sales.

Labor. Labor and other related costs as a percentage of restaurant sales decreased to 32.0% during the third quarter of 2006 as compared to 32.9% for the third quarter of 2005. This improvement of 0.9% as a percentage of sales primarily related to a decrease in restaurant labor (0.5%) due to improved operational efficiencies, a reduction in restaurant management labor (0.2%) and reductions in unemployment taxes (0.2%).

Other. Other restaurant operating costs of $3,125,000 for the third quarter of 2006 increased to 29.8% of restaurant sales, compared to 28.3% in the third quarter of 2005. This 1.5% increase was primarily due to increased utilities, insurance and occupancy costs, partially offset by a decrease in advertising costs.

Depreciation and amortization. Depreciation and amortization expense increased to $578,000, or 5.5% of restaurant sales, for the third quarter of 2006 from $408,000, or 4.0% of restaurant sales, in the third quarter of 2005. The increase was due to additional restaurant remodels, and new and relocated restaurants subsequent to the third quarter of 2005.

Pre-opening expenses. There were no pre-opening expenses in the third quarter of 2006 or 2005.

Total restaurant operating costs. Total restaurant operating costs for the third quarter of 2006 were 99.7% of restaurant sales compared to 98.9% in the third quarter of 2005, primarily related to higher costs for utilities, insurance, occupancy and depreciation as discussed above.

General and administrative expenses. General and administrative expenses of $881,000, or 8.4% of revenues, for the third quarter of 2006 decreased from $1,070,000, or 10.4% of revenues, for the third quarter of 2005. This 2.0% decrease was primarily due to decreases in accrued bonuses and manager training costs.

Lease buy-out. There was no lease buy-out income in the third quarter of 2006 or 2005.

Interest expense, net. Interest expense, net was $97,000 in the third quarter of 2006 compared to $30,000 in the third quarter of 2005. The increase in interest expense, net was primarily related to interest on additional amounts borrowed as compared with the third quarter of 2005.

Other( expense) income, net. Other expense, net was $11,000 for the third quarter of 2006 compared to other income of $838,000 for the third quarter of 2005. Exclusive of non-recurring items, other expense, net for the third quarter of 2005 was $20,000. During the third quarter of 2005, we completed a sale-leaseback transaction and recognized a book gain, net of remodeling-related fixed asset disposals, of $858,000.

Loss from operations and net loss applicable to common stock. As a result of the factors discussed above, we had a loss from operations of $806,000 for the third quarter of 2006 compared to a loss from operations of $907,000 for the third quarter of 2005. We had a net loss applicable to common stock of $962,000 for the third quarter of 2006 compared to a net loss applicable to common stock of $152,000 for the third quarter of 2005. Exclusive of $858,000 net non-recurring income, we had a net loss applicable to common stock of $1,010,000 for the third quarter of 2005.

39 weeks ended October 1, 2006 and October 2, 2005

Revenues. Total revenues for the 39 weeks ended October 1, 2006 were $38,170,000 as compared to $34,686,000 for the 39 weeks ended October 2, 2005. The $3,484,000, or 10.0%, increase in revenues was primarily a result of a 5.9% increase in same store sales, which related to a stronger mix of restaurants in operation in 2006 versus the same period last year, menu price increases implemented to offset the Florida minimum wage hikes in January 2006, and changes in menu mix resulting from a new menu rolled out during the third quarter of 2006..

Food and beverage. Food and beverage costs as a percentage of restaurant sales decreased to 32.2% for the 39 weeks ended October 1, 2006 from 33.1% for the comparable period in 2005. This 0.9% decrease primarily related to the third quarter of 2006 menu changes, menu price increases from the beginning of 2006, an increase in the percentage of sales attributable to comparatively higher margin liquor sales and gains derived from better operational controls over food and beverage costs.

Labor. Labor and other related costs as a percentage of restaurant sales increased to 30.5% during the 39 weeks ended October 1, 2006 as compared to 30.4% for the comparable period in 2005. This 0.1% increase primarily related to a $197,000 reduction in income recognized for workers’ compensation reserve adjustments in 2006 compared to the prior year. Exclusive of non-recurring income from worker’s compensation reserve adjustments of $132,000 and $329,000 in the second quarters of 2006 and 2005, labor costs were 30.9% and 31.4%, respectively. The improvement of 0.5% as a percentage of sales primarily related to a reduction in workers’ compensation insurance premiums and unemployment taxes (0.2%) and a decrease in restaurant labor expense due to improved operational efficiencies (0.2%).

Other. Other restaurant operating costs of $9,976,000 for the 39 weeks ended October 1, 2006 increased by $1,571,000, or 1.9% of restaurant sales, compared to the comparable period in 2005, primarily due to increased utilities, insurance and occupancy costs partially offset by a decrease in advertising costs.

Depreciation and amortization. Depreciation and amortization expense increased to $1,643,000, or 4.3% of restaurant sales, for the 39 weeks ended October 1, 2006 from $1,140,000, or 3.3% of restaurant sales, in the comparable period in 2005. The 1.0% increase was due to additional restaurant remodels and new and relocated restaurants, subsequent to the third quarter of 2005.

Pre-opening expenses. There were no pre-opening expenses in the 39 weeks ended October 1, 2006 compared to $303,000, or 0.9% of restaurant sales, in the comparable period in 2005, related to the restaurant which opened on March 22, 2005 at Clearwater Beach, Florida. Pre-opening expenses represent start-up costs incurred prior to opening for business and include occupancy expenses, training labor, advertising and classified ads, utilities and supplies.

Total restaurant operating costs. Total restaurant operating costs for the 39 weeks ended October 1, 2006 were 93.2% of restaurant sales compared to 92.0% in the comparable period in 2005, primarily related to higher costs for utilities, insurance, occupancy and depreciation as discussed above, partially offset by a favorable variance in pre-opening expenses over the prior year.

General and administrative expenses. General and administrative expenses of $3,036,000, or 8.0% of revenues, for the 39 weeks ended October 1, 2006 increased from $2,859,000, or 8.2% of revenues, for the comparable period in 2005, primarily due to increases in stock option expense (0.3%) and legal and professional expenses (0.2%), generally offset by decreases in manager training wages (0.5%).

Lease buy-out. In April 2006, we recognized $212,000 net cash proceeds in a non-recurring transaction related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord. In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby the landlord paid $600,000 to us for an option to buy-out the lease upon 60 days notice to us. To-date, no termination notice has been received from the landlord.

Provision for impairment of assets due to lease buy-out. The provision for impairment of assets of $211,000 for the 39 weeks ended October 2, 2005 was due to a valuation adjustment for the St. Pete Beach location, related to the expected shortened lease period as a result of the lease buy-out described above. There was no provision in the comparable period in 2006.

Interest expense, net. Interest expense, net was $235,000 in the 39 weeks ended October 1, 2006 compared to $367,000 in the comparable period in 2005. The decrease in interest expense, net was primarily related to the retirement of debt in May 2005 in conjunction with our then private financing transaction, partially offset by interest on the line of credit with related parties and the bank credit facility.

Other expense, net. Other expense, net was $158,000 for the 39 weeks ended October 1, 2006 compared to other income of $560,000 for the comparable period in 2005. Exclusive of non-recurring items, other expense was $96,000 for the 39 weeks ended October 1, 2006 compared to $56,000 for the comparable period in 2005. Non-recurring expenses in 2006 consisted of a loss on disposal of assets of $39,000 from the write-down of fixed assets replaced during remodeling, and a $23,000 lease termination fee. Non-recurring items during 2005 included a book gain, net of remodeling-related fixed asset disposals, of $858,000 on a sale-leaseback transaction, partially offset by other expenses of a loss on disposal of assets of $162,000 from the write-down of fixed assets replaced during remodeling, and financing costs of $80,000 paid by us for the related party line-of-credit.

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

(Loss) income from operations and net loss applicable to common stock. As a result of the factors discussed above, we had a loss from operations of $339,000 for the 39 weeks ended October 1, 2006 compared to income from operations of $36,000 for the comparable period in 2005. Exclusive of non-recurring income affecting labor of $132,000 and $329,000 in the first 39 weeks of 2006 and 2005, we had a loss from operations of $471,000 and $293,000, respectively. We had a net loss applicable to common stock of $709,000 for the 39 weeks ended October 1, 2006 compared to $1,318,000 for the comparable period in 2005. Exclusive of net non-recurring income of $302,000, we had a net loss applicable to common stock of $1,011,000 for the 39 weeks ended October 1, 2006. Exclusive of net non-recurring expenses of $386,000 and pre-opening expenses of $303,000, we had net loss applicable to common stock of $629,000 for the 39 weeks ended October 2, 2005.

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

In April 2006, we recognized $212,000 in net cash proceeds related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord, FRI Fish, LLC.
.
In October 2006, we completed a sale-leaseback transaction of our New Smyrna Beach property with gross proceeds of $1,333,000. After transaction costs and retirement of a note on the property, we recognized net proceeds of $885,000. These funds were used to repay our $500,000 bank credit line, which was due in October 2006, with the remaining proceeds available for working capital needs. This bank credit line was fully drawn in December 2005 to assist in the funding of our restaurant remodels.

We believe that our cash balance along with our operating forecast, coupled with the recently completed sale leaseback transaction, will be sufficient to satisfy our cash requirements through the end of the 2006 fiscal year. We are currently seeking additional third party financing to provide for working capital contingencies, repay or refinance the revolving line of credit prior to its May 2007 maturity, and support additional new restaurant growth. There can be no assurances that the implementation of our strategies will result in sales and customer traffic gains, which are required to meet our contemplated cash flow requirements.

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

As of October 1, 2006, our current liabilities of $7,777,000 exceeded our current assets of $1,729,000, resulting in a working capital deficiency of $6,048,000. In comparison, the January 1, 2006 working capital deficiency was $4,842,000. The $1,206,000 increase in the deficiency is primarily the result of a decrease in cash of $771,000 and increases in notes and deferred interest payable to related parties of $1,503,000 and in accrued expenses of $171,000, partially offset by a reduction in accounts payable of $1,149,000, and an increase in other current assets of $245,000 related to increases in insurance premium prepayments. The net change in working capital is generally affected by our 2006 year-to-date investment in property and equipment of $1,717,000, mostly related to our restaurant-remodeling program. We may still encounter operating pressures from increasing food, labor or other operating costs, as well as from a reduction in sales and capital expenditure needs. Historically, we have generally operated with minimal or marginally negative working capital as a result of the investment of current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Net cash provided by operating activities for the 39 weeks ended October 1, 2006 was $74,000 compared to $642,000 for the comparable period in 2005. The net decrease of $568,000 primarily related to an increase in payments on accounts payable over the prior year, a decrease in net (loss) income before preferred stock dividend, and an increase in other current assets, partially offset by increases in non-cash depreciation and stock option expense over the prior year, and a decrease in prepaid rent.

Net cash used in investing activities was $1,504,000 for the 39 weeks ended October 1, 2006 compared to $2,345,000 for the same period in 2005, primarily due to a $2,872,000 reduction in capital expenditures, partially offset by a $1,644,000 reduction in proceeds from the sale of assets, and a $388,000 net reduction from proceeds on the sale of leases.

Net cash provided by financing activities was $660,000 for the 39 weeks ended October 1, 2006 compared to $1,731,000 for the same period in 2005. The decrease of $1,071,000 primarily related to a net reduction in proceeds from the issuance of stock of $4,938,000 compared to the same period in 2005, partially offset by a reduction in the repayment of debt of $2,770,000 and an increase in proceeds from debt financing of $1,073,000.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to $446,000 in an outstanding mortgage loan with our bank (taking into account the $500,000 debt repayment in October 2006) that is based on variable rates. Borrowings under the loan agreement bears interest at the rate equal to the applicable bank’s base rate, or at the bank’s base rate plus a specified margin.

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

On August 25, 2006, we received a notice of default from Spring Hill Mall, LLC, the primary landlord, relating to a restaurant lease in Carpentersville, Illinois. Under this lease, Shells is a sub-tenant to Chi-Chi’s, Inc., who filed bankruptcy in 2003 and subsequently rejected the lease. Since 2000, we have been further subleasing this property to Famous Dave’s RIBS-U, Inc. Under such terms, we partially subsidize lease payments. We have been negotiating with Spring Hill Mall for a buyout of our obligations under the various subleases.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcomes of which, singly or in the aggregate, are not currently expected to be material to our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006, which could materially affect our business, financial position or results of operations, and as supplemented below. There are no material changes from the risk factors set forth in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial position or results of operations.

We may have financial exposure relating to closed restaurants.

Relative to our exiting from the Midwest market several years ago, we have been subleasing two Midwest restaurant properties to Famous Dave’s RIBS-U, Inc.  These leases each terminate in 2010. Recently, the subtenant defaulted under one lease, and it is our intent to negotiate a buyout of the second lease. Subject to legal recourse, we may have exposure in excess of amounts previously reserved for these leases.

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

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Leslie J. Christon

President and Chief Executive Officer
November 15, 2006

/s/ Warren R. Nelson

Executive Vice President and Chief Financial Officer
November 15, 2006