Form 10-K
period 2006-12-31
SHELLS SEAFOOD RESTAURANTS INC
filed 2007-04-02
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission file number: 0-28258
SHELLS SEAFOOD RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	65-0427966
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16313 North Dale Mabry Highway, Suite 100, Tampa, Florida	33618
(Address of principal executive offices)	(Zip Code)

(813) 961-0944
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

[	Title of each class	Name of each exchange on which registered	]
[	Common Stock, $0.01 par value per share	OTC Bulletin Board	]

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]   No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ ]         Accelerated Filer [ ]          Non-accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ]   No [ X ]

As of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (which for these purposes excludes directors, executive officers, and ten-percent holders of stock) was $3,357,000 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 27, 2007
Common Stock, $0.01 par value per share	18,613,968 shares

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 31, 2006 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Stockholders scheduled to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006 (Proxy Statement)	Part III

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In addition to seasonal fluctuations, our quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food, labor and other operating costs; the availability of food acceptable to our quality standards at acceptable prices; the availability of qualified labor; national, regional and local economic and weather conditions; promotional timings and seasonality; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events; competition from other restaurants and food service establishments; availability of third party financing to fund capital or operating activities, if required; and the timing, costs and charges relating to restaurant openings, closings and remodelings. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition and stock price. Furthermore, this document and other documents filed by us with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements with respect to our business and the industry in which we operate. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause results to differ significantly from these forward-looking statements. We undertake no obligation to update these forward looking statements on a regular basis. An investment in our company involves various risks, including those mentioned above and those that are detailed from time-to-time in our SEC filings.

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

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

PART I

ITEM 1. BUSINESS

Shells Seafood Restaurants, Inc. was incorporated under the laws of the State of Florida in April 1993 and was reincorporated under the laws of the State of Delaware in April 1996. Effective December 1994, Shells, Inc., a company incorporated under the laws of the State of Florida, was merged with and into our company and became our wholly-owned subsidiary.

Concept and Strategy

Shells is a full-service, casual dining seafood concept designed to appeal to a broad range of customers by providing generous portions of high-quality seafood at reasonable prices, warm, friendly service, and a relaxed, appealing atmosphere. Shells restaurants feature a wide selection of seafood items, including shrimp, oysters, clams, scallops, crawfish, mussels, lobster, crab and daily fresh fish specials, cooked to order in a variety of ways: steamed, sautéed, grilled, blackened and fried. In addition, our restaurants offer a wide selection of signature pasta dishes, appetizers, salads, and desserts and full bar service. All Shells restaurants are open for lunch and dinner.

As of December 31, 2006, our fiscal year end, we owned 21 Shells restaurants, owned a 51% ownership interest in one Shells restaurant and managed three additional licensee-owned Shells restaurants pursuant to contractual arrangements. All of our restaurants are located in Florida.

We believe that the seafood segment of the restaurant industry in which Shells operates has greater growth opportunities than other, more crowded casual dining segments. While there have been additional competitors entering this market in recent years, the number of regional and national chains serving this market is still relatively small. We believe that seafood consumption will continue to increase given that seafood’s healthful aspects are regularly touted by scientific studies and subsequent media coverage.

The original Shells model of serving low-price seafood in a no-frills atmosphere began to face difficulties in the late ‘90s with heightened consumer demands for flavor, quality, variety and atmosphere. New competitors entered the market to meet these demands and Shells did not keep pace. In addition, our company finances were weakened by a difficult Midwest expansion and the physical condition of several restaurants began to deteriorate.

Since late 2003, we have worked to update and strategically reposition the Shells concept by elevating the freshness, quality and variety of our food, improving our service levels and significantly enhancing our atmosphere through remodeling our restaurants. We have implemented a two-tier pricing strategy that expands our ability to profitably build check average and sales. We have maintained the price to value relationship, which Shells is known for, primarily through our seafood pastas, but have also expanded the appeal of our menu at higher price points. We have re-engineered our product sourcing, menu offerings and seasonal promotions to allow us to also deliver fresher, higher-quality seafood combinations and premiere menu items, such as lobster, at competitive prices. We leverage the quality, freshness and variety attributes through our marketing efforts.

Enhancing our ability to execute these concept improvements, we recruited new operations talent into our company and continuously focus on maintaining high operating standards throughout our restaurants.

As measured by steadily increasing guest satisfaction ratings, our guests continue to embrace the changes we have implemented. During 2005, a steady erosion of sales that had been taking place for several years had reversed, and by the beginning of 2006 most of our company-owned restaurants had been remodeled with a brighter, more contemporary new look. Sales trends continued to improve through the first three quarters of 2006, but turned negative in the fourth quarter. Generating sales and traffic increases is critical to our future success. We regularly evaluate and modify our marketing strategies to better ensure effectiveness.

We are continuing to execute our turnaround strategy in a very challenging business environment. We believe significant opportunities exist to both improve sales and profits, and to opportunistically expand our brand further within Florida.

Restaurant Locations

Our managed and operated restaurants are located in the following Florida markets and cities/neighborhoods:

Tampa/Sarasota	Orlando	South Florida

Brandon	Daytona Beach	Coral Springs
Clearwater Beach	Kissimmee	Davie
Holmes Beach	New Smyrna Beach	Kendall
Redington Shores	Ocala	Pembroke Pines
St. Pete Beach	Orlando	Sunrise
St. Petersburg	Winter Park
Winter Haven	Melbourne
North Tampa
Sarasota
South Tampa

West Palm Beach	Fort Myers

Stuart	Fort Myers
West Palm Beach

We closed one under-performing Florida restaurant in 2002, and an additional three Florida restaurants in 2004. During 2005, we closed one under-performing restaurant, relocated one restaurant to a more preferable site, and opened two new locations. Also, during 2005, we agreed with one licensee restaurant to terminate its management and license agreement, and took over the licensing rights to this strategic market within Tampa. We continuously review the performance of each restaurant’s unit economics and location, and regularly evaluate new real estate sites in Florida for potential expansion or relocation.

Restaurant Operations

Management and Employees. We currently employ four area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical restaurant consists of one general manager, two or three assistant managers and approximately 60 other employees. Restaurant management and area directors participate in a bonus program based upon the financial results of their particular restaurant or restaurants.

Recruitment and Training. We believe that attaining continuously high service standards will better allow us to achieve long-term and sustainable success. We make substantial investments in the training and development of our managers, recognizing the direct relationship between this and strong restaurant-level performance. We generally recruit managers with significant experience in the full-service sector of the restaurant industry.

During their training, managers are taught all aspects of the quality of our products and service. We focus on food safety and food handling procedures, hospitality, our operating standards, and cost management methods. In addition we provide week-long workshops for our managers with additional training in employee relations, guest satisfaction, operating systems and career development.

Our recruiting efforts focus on identifying and hiring individuals with a strong service and teamwork orientation. Our restaurant staffs are trained in each location by certified trainers in both the front and back of the house. We work diligently to retain our managers and employees, recognizing that greater tenure has positive benefits on the service we provide to guests, as well as managing quality and costs effectively.

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

Performance Food Group of Florida has been our primary distributor since October 2002. Performance Food Group purchases and takes delivery of the products that we contract for purchase, according to our specifications and subject to our quality assurance inspections.  Based on purchase orders initiated by our restaurants, Performance Food Group then sells the food products to us on a cost plus basis, and distributes the food products directly to our restaurants. From time-to-time, at our direction to facilitate a forward purchase opportunity, Performance Food Group acquires inventory in excess of normal recurring restaurant delivery and re-supply, which approximates 30 days supply.  We pay interest on inventory holdings above 60-day supply levels, at a fixed interest rate of 7.8% per annum.  In addition, Performance Food Group procures, on our behalf, many of our operating supplies, and distributes and sells these products to the individual restaurants at agreed upon price mark-ups.

Quality Control.  We maintain a continuous quality assurance inspection program for all of our seafood and protein purchases. Each shipment of frozen seafood or other protein is inspected through statistical sampling methods upon receipt at Performance Food Group’s distribution center for quality and conformity to our written specifications, prior to delivery to the restaurants.  Fresh fish and produce are also inspected on a random basis by our quality control inspector. Randomly, we also inspect the facilities and vehicles in which these products are processed, stored, or shipped to our restaurants.  In addition, fresh fish purchased by our individual restaurants must be purchased from one of our approved suppliers and is inspected by a restaurant manager at the time of delivery. As part of our training program, restaurant employees are educated as to the correct handling and proper physical characteristics of each product.

Our area directors, general managers and assistant managers are all responsible for properly training hourly employees and for ensuring that Shells restaurants are operated in accordance with strict health, quality and food safety standards. Compliance with our quality standards is monitored by on-site visits and formal inspections by the area directors. We believe that our inspection procedures and employee training practices help to maintain high standards of quality and safety of the food and service we provide.

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

Across most major markets, our broad scale marketing initiatives included network television, radio, outdoor signage, newspaper, concentrated internet and direct mail campaigns. In February 2006, focus groups were conducted in all major markets to determine the guests’ perception of the brand in the communities. Using the information gathered during the focus groups, our marketing focus shifted from broadcast and cable television to a strong direct mail campaign coupled with broadcast television in the Tampa market. Our media in the third quarter of 2006 focused primarily on radio endorsements in the Tampa and Orlando markets. The medium of radio allowed us to incorporate promotion driven events to the restaurants with live broadcasts, remote broadcasts and disk jockey appearances. We continued our local store marketing program, providing all of our restaurants with resources to take advantage of an array of sales-building initiatives.

In May 2006, we entered into a monthly retainer with Dunn and Company, our current advertising agency. Dunn and Company is responsible for all creative and media buying services for Shells and works on various elements of the business including in store point-of-purchase promotions, creative services and media buying.

Joint Venture and Third-Party Owned Restaurants

The Shells restaurant system currently consists of (i) 21 restaurants that are wholly owned by us; (ii) one restaurant, in Melbourne, Florida, in which we have a 51% ownership interest, and (iii) three restaurants that we manage and operate, but do not own. The remaining 49% interest in the Melbourne restaurant is indirectly owned by Wanda L. Hattaway, wife of William E. Hattaway, a former director and president of our company. In addition to the equity interest in this restaurant, we receive a management and licensing fee of 6% of the restaurant sales of the Melbourne restaurant.

Two of the managed restaurants are managed and operated by us pursuant to agreements, originally entered into in July 1993. Pursuant to these agreements, we provide management services and license proprietary information required to operate these restaurants in return for a percentage of each restaurant's sales. The agreements, as amended in October 2001, provide for a 4% management fee until such time as sales return to near 1999 levels, and then increasing to a 6% fee. Of the total management fee received, 2% of sales is placed in escrow and disbursed to a third party to satisfy each managed restaurant’s requirement to make third party royalty payments. The management agreements generally grant us authority to determine the programs and policies affecting the day-to-day operations of each of these managed restaurants, have a remaining term of approximately 18 years, and provide that the third-party owners are responsible for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, working capital, and capital investment.

We operate the third managed restaurant pursuant to an oral agreement requiring that the restaurant is operated in conformity with the policies and procedures established by us for Shells restaurants. Consistent with the amended management agreement for our managed restaurants, beginning in October 2001, we receive a net management fee of 2% of the restaurant's sales.

In the past, the enforceability of these management and license agreements has been questioned by certain of the licensees. Although we believe the agreements are enforceable, there can be no assurance that the agreements will not be challenged in the future, and, if challenged, that the agreements will be determined to be enforceable.

Competition

The restaurant industry is intensely competitive with respect to price, service, location, food quality and variety, and there are many well-established competitors with substantially greater financial and other resources. These competitors include national, regional and local full-service casual dining chains, some of which specialize in or offer seafood products. We also face competition from a broad range of other restaurants and foodservice establishments, including full-service and quick service restaurants, which specialize in a variety of cuisines. Some of our competitors have been in existence for substantially longer periods than we have, and may be better established in the markets where we have our restaurants. In addition, we believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We believe Shells is competitively positioned within the industry due to our relative value proposition and points of differentiation, as discussed previously.

Government Regulation

We are subject to extensive federal, state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulations relating to the sale of food and alcoholic beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. Our restaurants are subject to periodic inspections by governmental agencies to ensure conformity with these regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant could adversely affect our operations. Restaurant operating costs are also affected by other government actions beyond our control, including annual increases in minimum hourly wage requirements, such as those that were implemented in Florida beginning in 2005. Other measures largely beyond our control that can impact operating costs include workers compensation and property insurance rates, health care insurance costs and unemployment and other taxes.

Approximately 13% of our revenue is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

We are also subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability insurance coverage as part of our existing comprehensive general liability insurance.

Our restaurants are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. A significant number of our restaurant personnel are paid at rates related to the state minimum wage which exceeds the federal rate and, accordingly, further increases in Florida’s minimum wage rate could increase our labor costs.

The Americans with Disabilities Act prohibits discrimination in employment and public accommodations on the basis of disability. Under the Act, including in situations where we elect to acquire or purchase a restaurant, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodations for the employment of, disabled persons.

Service Marks and Proprietary Information

We have registered the service mark "Shells" with the Secretary of the State of Florida and the “Shells” service mark and “jumping fish” logo with the United States Patent and Trademark Office. We believe that our service marks have significant value and are essential to our ability to create demand for, and brand awareness of, our restaurants. There can be no assurance, however, that our service marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that we would not be prevented, in such an event, from using our service marks, any of which could have a material adverse affect on us. Although there can be no assurance that we will have the financial resources necessary to enforce or defend our service marks, we have vigorously opposed, and intend to continue to oppose vigorously, any infringement of our service marks.

We also rely on trade secrets and proprietary knowledge and employ various methods to protect our concepts and recipes. These methods may not afford complete protection, and there can be no assurance that others will not independently develop similar knowledge or obtain access to our knowledge, concepts and recipes.

Employees

As of December 31, 2006, we employed approximately 1,100 persons, of whom approximately 120 were management or administrative personnel employed on a salaried basis and 980 were employed in non-management restaurant positions on an hourly basis. Approximately 600 employees are employed on a full-time basis. We consider our employee relations to be good. No employees are covered by a collective bargaining agreement.

Our Executive Officers

Our executive officers are:

Name	Age	Position

Leslie J. Christon	52	President and Chief Executive Officer

Guy C. Kathman	50	Vice President of Operations

Warren R. Nelson	55	Executive Vice-President of Finance, Chief Financial Officer, Treasurer and Secretary

Christopher R. Ward, Sr.	45	Vice-President of Purchasing

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

Warren R. Nelson currently serves as our Executive Vice-President of Finance, Chief Financial Officer, Treasurer, and Secretary, positions he has held since June 1993. Mr. Nelson is also Treasurer and a member of the Board of Trustees for a non-profit, the Florida Chapter of the ALS Association.

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

We have continuing capital requirements and a history of losses. Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants, as well as the operating performance of certain restaurants. We have experienced operating and net losses during the majority of our recent prior years. As of December 31, 2006, our company had a working capital deficiency of $4,446,000 and a cash balance of $734,000. In 2006, we incurred a net loss of $3,002,000, and we invested $1,774,000 in property and equipment. As of January 1, 2006, our company had a working capital deficiency of $4,842,000 and a cash balance of $1,361,000. In 2005, we incurred a net loss, before preferred stock dividend, of $1,852,000, and we invested $7,762,000 in property and equipment for our new remodel program. In 2004, we incurred a net loss of $1,344,000, and we invested $1,525,000 in property and equipment. In addition, in the fourth quarter of 2006, we experienced declining sales and customer traffic. There are no assurances that our strategies will reverse the recent trend in sales and customer traffic declines as necessary to meet our contemplated cash flow requirements. There can be no assurances that further losses will not be experienced in the future.

Operating expenses may increase. Annually, since 2005, we have incurred increases in labor costs due to the Florida minimum wage rate increase. Utilities and insurance expenses increased mostly as a result of the hurricanes in 2004 and 2005, and these expense categories are continuing to be elevated. Due to significantly increasing real estate market values throughout Florida, we also are incurring significant increases in real estate taxes. In addition, certain of our leases are coming up for renewal or expiring over the next several years. Increases in rent expense will likely occur as a result of renewing current leases or negotiating new lease terms. There can be no assurances that any future increases in menu pricing or guest traffic will be adequate to compensate for these and any other operating cost increases.

We may be unable to repay certain of our debts when they mature. Our investors have funded $1,440,000 on a line of credit, which matures on May 23, 2008. There are no assurances our investors will continue to extend the maturity date on this note or that adequate financing options will be available to our company when necessary or at terms that are acceptable.

We have a promissory note outstanding through Colonial Bank, for the financing of our joint venture restaurant, located in Melbourne, Florida. As of December 31, 2006, we owed $438,000 on the principal balance of this note, which matures in September 2007. We are currently negotiating with our joint venture partner to remodel this restaurant, the cost of which is intended to be included in a refinancing of the property with Colonial Bank. There are no assurances the bank will refinance the property under terms contemplated, or at all.

The note relating to the restaurant property and the $1,440,000 line of credit held by entities owned or associated with investors are secured by certain of our assets. Any failure to pay these debts as they mature would allow holders of these debts to seize and sell such assets to satisfy amounts owed.

Our ability to use net operating loss carryforwards and general business credits to reduce future tax payments may be further limited if there are additional changes in ownership of Shells. As of December 31, 2006, for federal income tax purposes, we had approximately $10,769,000 of net operating loss carryforwards, or NOLs, available to reduce taxable income in future years and approximately $3,593,000 of general business credits to carry forward. We believe that a substantial amount of these NOLs and credits are currently subject to an annual limitation under sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes in 2002 and our sale of additional equity in 2005 to persons previously unassociated with our company. We estimate the limit to NOLs and credit carryforwards that may be used against taxable income to be approximately $75,000 per year for NOLs occurring prior to the 2002 ownership change, and $665,000 per year for NOLs occurring prior to the 2005 ownership change. Any portion of the annual limitation amounts not utilized in any year will carry forward to the following year, subject to a 15 to 20 year limitation. Any additional sale of equity may result in further restricting our ability to utilize NOLs or credit carryforwards.

Substantial dilution to our stockholders is possible. As of March 27, 2007, there were outstanding 18,614,000 shares of common stock, and warrants, options or other convertible securities outstanding to purchase an additional 19,062,000 shares of common stock, including options and warrants representing 12,006,000 shares of common stock at an average exercise price of $1.00 per share.

Since fiscal 2002, we raised $11.3 million through issuing securities, including warrants and preferred stock convertible into 27,867,000 shares of our common stock. As of March 27, 2007, 13,793,000 shares of our common stock have been issued relating to these warrants and preferred stock, and outstanding warrants and preferred stock remain convertible into 14,074,000 shares of common stock. Many of these securities have anti-dilution protection provisions, which will become operative upon our issuance of additional securities at below specified dollar amounts.

In March 2005, we amended our certificate of incorporation to increase the total number of authorized shares of our common stock from 20,000,000 shares to 40,000,000 shares. Subsequently, in June 2005, our stockholders approved a further increase of the total number of authorized shares of our common stock from 40,000,000 shares to 58,000,000 shares. We may require additional financing in 2007. Certain forms of capital raising may result in substantial additional dilution to our existing stockholders.

Control is concentrated among a few individuals. Frederick R. Adler, James Adler, Bruce Galloway and Trinad Capital, significant stockholders, together with members of our board of directors and executive management team, are beneficial owners of record, in the aggregate, of approximately 56.6% of our outstanding voting shares, consisting of Common Stock and Series B Convertible Preferred Stock, as of March 27, 2007 and are able to control the business and affairs of our company, including the election of our directors and decisions regarding any proposed dissolution, merger or sale of our assets.

We depend on key personnel. Our success is largely dependent upon our executive management and other key personnel. The loss of the services of one of our executives or other key personnel could materially adversely affect us. Our success may also depend on our ability to attract and retain qualified management restaurant industry personnel.

Operating results may require the closure of additional restaurants. If we experience prolonged periods of unfavorable operating results at any existing restaurants, view the prospects for a restaurant to be less than satisfactory, or do not renew a restaurant lease due to its operating results, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants could have an adverse effect upon our financial condition and results of operations. We closed 16 restaurants during 2001, of which 14 were located in the Midwest and two were located in Florida. We closed one restaurant in 2002, three restaurants in 2004 and one restaurant in 2005. Additionally, we relocated one restaurant in 2005 to a higher volume location and opened two new restaurants. We continually monitor the operations and financial performance with respect to certain of our other existing restaurants. We did not open, close, or relocate any restaurants in 2006.

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

Future hurricanes may be a risk to us.  In recent years, the effects of hurricanes on the local economies in Florida and other states in the Gulf of Mexico region have been significant. During the third and fourth quarters of 2004 and the fourth quarter of 2005, we incurred substantial business and property losses as a result of several hurricanes that struck Florida. Property damage or interruption of operations from any future hurricanes may have a material adverse effect on our business and profitability.

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

Some species of seafood have become subject to adverse publicity because of claims of contamination by lead, mercury or other chemicals that may exist in the ocean or in an aquaculture environment. This can adversely affect both market demand and supply for these food products. Customer demand may also be negatively impacted by reports of medical or other risks resulting from eating particular types of seafood. We maintain a continuous quality assurance inspection program for all of our seafood and protein purchases. However, we cannot assure you that seafood contamination or consumer perception of inadequate seafood quality, in the industry in general or as to us specifically, will not have a material adverse affect on us. Our failure to obtain adequate supplies of seafood, which meet our quality specifications at acceptable prices or problems or difficulties resulting from the contamination of seafood, in general, or at any of our restaurants in particular, will have a material adverse effect on our operations and profitability.

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

Our expenses for food commodity costs fluctuate.  Our profitability depends, in part, on our ability to anticipate and to react to increases in food costs. We have limited control over some of these costs. Specifically, our dependence on frequent deliveries of seafood, produce, dairy and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. Also, substantial price increases imposed by our suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse affect on us.

We have been able to anticipate and react to fluctuations in food costs by:

•	adjusting selected menu prices;

•	purchasing seafood directly from numerous suppliers; and

•	promoting alternative menu selections in response to price and availability of supply.

However, we cannot assure you that we will be able to continue to anticipate and respond to supply and price fluctuations, or that we will not be subject to significantly increased costs. A shortage of available seafood at prices that are acceptable to us could cause our cost of sales to increase. Because of our value oriented pricing structure, this could materially adversely affect our operations and profitability. In addition, seafood suppliers and processors are subject to a program of inspection by the Food and Drug Administration. Government tariffs may also be applied to certain imported products. These programs may increase our seafood costs and / or decrease availability as seafood suppliers’ and processors’ delivered costs in complying with these programs may increase.

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

We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast casual food restaurants, which specialize in a variety of menu offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer prefer-ence for food products that are, or are perceived to be, healthy, nutritious, and low in calories, carbohydrates or fat content. We expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure that:

•	consumers will be able to distinguish our products from competitive products;

•	substantially equivalent food products will not be introduced by our competitors; or

•	we will be able to compete successfully.

Many factors affect our industry.  We must respond to various factors affecting the restaurant industry, including:

•	changes in con-sumer preferences, tastes and eating habits;

•	demographic trends and traffic patterns;

•	increases in food and labor costs;

•	inflation; and

•	national, regional and local economic conditions and the affect of world events, in general, and the tourism industry in particular:

Our insurance coverage may not be adequate.  We maintain insurance, including insurance relating to personal injury, in amounts we currently consider adequate. Nevertheless, a partially or completely uninsured claim against us, if successful, could materially adversely affect us. Additionally, the insurance market in Florida, particularly property and business interruption, has sustained significant losses during the last two hurricane seasons. Adequate insurance coverage is becoming more difficult to acquire and the costs associated with such coverage may become economically prohibitive. If we are unable to obtain adequate insurance coverage, or if we do not have sufficient cash or financing available to pay the insurance premiums, it could cause us to be uninsured for certain perils which could materially affect us.

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

Our restaurants are inspected periodically by governmental agencies to ensure conformity with these regulations. The suspension of, or inability to renew a license at an existing restaurant would adversely affect our operations. A significant percentage of our revenue and operating income comes from sales of alcoholic beverages. State and local regulation of the sale of alcoholic beverages require us to obtain a license or permit for each of our restaurants. The failure of a restaurant to obtain or retain a license to serve liquor could materially adversely affect our operations. In addition, our failure or difficulty in obtaining required licensing or other regulatory approvals could delay or prevent new restaurant openings.

Restaurant operating costs are also affected by other government actions, which are beyond our control, including increases in:

•	minimum hourly wage requirements;

•	workers compensation insurance rates;

•	health care insurance costs;

•	other insurance costs, including general liability and property; and

•	unemployment and other taxes.

In May 2005, the minimum wage rate in Florida increased by $1.00 per hour. Tipped employees also received the $1.00 per hour wage increase under this new law. In January 2006 and 2007, the minimum wage rate in Florida increased another $0.25 and $0.27 per hour, respectively, with tipped employees also receiving the full wage increase. At the beginning of each year, the minimum wage will increase according to the U.S. Department of Labor, Bureau of Labor Statistics cost of living index. Such payroll cost increases can have a significantly adverse affect on our company. Menu price increases and other actions have been and are required to negate the affect of these wage increases. There can be no assurances that such measures expected to be taken by our company will be successful to adequately offset these additional payroll costs, or will be accepted without adverse reaction by our customers.

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

On October 24, 2001, we issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share, pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness by trade creditors of our company. As of March 27, 2007, we had 22,694 shares of Series A Preferred Stock outstanding.

On May 24, 2005, we issued 461,954 units in a private placement. Each unit consisted of (i) one share of our Series B Convertible Preferred Stock convertible into 20 shares of our common stock, subject to adjustment under certain circumstances, and (ii) a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share. In addition, we issued a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit to the placement agent in our May 2005 financing. As of March 27, 2007, we had 322,551 shares of Series B Preferred Stock outstanding. The Series B Convertible Preferred Stock contains voting and anti-dilutive rights. The Series B Preferred Stock votes together with our common stock on an “as-converted” basis as a single class on all actions to be taken by our stockholders. Without the consent of a majority of the outstanding Series B Preferred Stock, we cannot alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, authorize or create any class of stock ranking as to a distribution of assets upon a liquidation event senior to or pari passu with the Series B Preferred Stock, issue any additional shares of the Series A Preferred Stock, or alter or change the powers, preferences or rights given to the Series A Preferred Stock. Upon any dissolution, liquidation, merger, consolidation, reorganization or other series of transactions, under certain conditions, the holders of Series B Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders, before any payment is made to the holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease 6,300 square feet of space in Tampa, Florida for our executive offices. The annual rent payable under the lease, which expires October 31, 2007, is approximately $99,000. We expect to renew this lease.

All but one of our existing restaurants in operation are leased properties. In the future, we intend to lease most of our properties but may from time-to-time acquire restaurant locations based on individual site evaluations. Each of our leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, we are required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases have initial terms averaging 12 years and renewal options averaging 16 years, and rents averaging $18.00 per square foot.

ITEM 3. LEGAL PROCEEDINGS

On March 6, 2006, we received a summons in a civil case from the United States District Court that an employee in a South Florida Shells restaurant had filed a charge alleging racial discrimination in violation of the Civil Rights Act. In January 2007, this case was fully settled through mediation.

On August 1, 2006, we were advised by our subtenant, Famous Dave’s RIBS-U, Inc., that they discontinued operations of the restaurant located in Streamwood, Illinois and have ceased remitting rent payments required by the sublease. The subtenant has requested discussions on settlement for a lease termination. Such restaurant closure is a condition of default under the sublease as well as the master lease between Shells and the ultimate landlord, 948 Barrington Road Partnership. In February 2007, the parties under the lease and sublease agreed to allow the landlord a period of six months to market the property to find a suitable tenant. This agreement also contained a lease buy-out provision between the landlord and Famous Dave’s. If a tenant is secured or the buy-out provision is exercised, Famous Dave’s and Shells thereafter would be released of their obligations under the respective leases. Otherwise, the financial implications to Shells are undetermined at this time. If necessary, we intend to pursue our rights against Famous Dave’s, as appropriate to protect our interest.

On March 13, 2007, we received a summons from the circuit court in Kane County, Illinois, naming the Spring Hill Mall, L.L.C., the primary landlord, as defendant. The suit relates to a restaurant lease in Carpentersville, Illinois. Under this lease, Shells is a sub-tenant to Chi-Chi’s, Inc., who filed bankruptcy in 2003 and subsequently rejected the lease. Since 2000, we have been further subleasing this property to Famous Dave’s RIBS-U, Inc. Under such terms, we partially subsidize lease payments. We have been negotiating with Spring Hill Mall for a buyout of our obligations under the various subleases. Under the suit, Spring Hill Mall is seeking payment of rent, occupancy, and related charges totaling $147,000 with the addition of interest and fees related to the suit. We shall continue to seek a financial settlement to include a full release from any leasehold obligations.

In the ordinary course of business, Shells is and may be a party to various legal proceedings, the outcomes of which, singly or in the aggregate, are not expected to be material to our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the over-the-counter bulletin board under the symbol “SHLL”. The following table sets forth the closing high and low price per share of our common stock as reported by the OTC bulletin board, for the periods presented.

These over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual individual transactions.

Fiscal 2005	High	Low
First quarter	$1.40	$0.71
Second quarter	$1.30	$0.75
Third quarter	$1.25	$0.67
Fourth quarter	$1.08	$0.75

Fiscal 2006
First quarter	$1.01	$0.86
Second quarter	$0.90	$0.70
Third quarter	$0.82	$0.58
Fourth quarter	$0.75	$0.51

The number of stockholders of record of our common stock on March 27, 2007 was approximately 250 and as of that date, our stock price was $0.54.

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

Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of December 31, 2006 were as follows:
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
Plan category	[a]	[b]	[c]
Equity compensation plans approved by security holders (1)	9,228,835	$1.09	701,692
Equity compensation plans not approved by security holders (2)	2,777,278	$0.68	-
Total	12,006,113		701,692

(1)
Consists of (i) stock options issued under the Stock Option Plan for Non-Employee Directors, 1995 Employee Stock Option Plan, 1996 Employee Stock Option Plan and the 2002 Equity Incentive Plan, (ii) warrants to purchase 4,619,540 shares of common stock, exercisable through May 24, 2010, issued on May 24, 2005 in connection with the Series B Preferred Stock offering, at an exercise price of $1.30 per share, and (iii) warrants to purchase 1,129,530 shares of common stock granted to the placement agent in our May 2005 private financing as a portion of their fees in the form of a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit.

(2)
Consists of (i) a stock option grant to purchase 903,528 shares of common stock pursuant to a Stock Option Agreement dated November 14, 2005 by and between Leslie J. Christon, President and Chief Executive Officer, and the Company, and (ii) warrants to purchase 1,873,750 shares of common stock, exercisable through December 7, 2007, issued on December 7, 2004 in connection with the $2,375,000 debenture offering at an exercise price of $0.60 per share.

The number of securities and type of plans available for future issuance of stock options as of December 31, 2006 was:
	Options for Common Shares:
Plan Name	Authorized	Exercised	Outstanding	Expired	Available
Stock Option Plan for Non-Employee Directors	150,000	0	32,000	0	118,000
1995 Employee Stock Option Plan	840,000	11,000	105,500	723,500	0
1996 Employee Stock Option Plan	101,000	11,001	58,007	31,992	0
2002 Equity Incentive Plan	4,096,472	228,522	3,284,258	0	583,692
Total stock options	5,187,472	250,523	3,479,765	755,492	701,692

Our board of directors decreased the authorized shares under our 2002 Equity Incentive Plan by 903,528 shares effective November 14, 2005 concurrent with the stock option to purchase 903,528 shares granted outside the Plan to Leslie J. Christon, President and Chief Executive Officer.

Stock options exercised consist of (i) 9,466 shares of common stock issued from options exercised in 2006 by employees, (ii) 26,600 shares of common stock issued from options exercised in 2005 by employees, (iii) 42,666 shares of common stock issued from options exercised in 2004 by employees, (iv) 160,790 shares of common stock issued in 2003 to key employees pursuant to our fiscal year 2002 management bonus plan, and (v) 11,001 shares of common stock issued from options exercised by employees prior to 2001.

The 1995 Employee Stock Option Plan expired in September 2005 on its tenth anniversary as provided in the plan document. Options to purchase 105,500 shares of common stock remain outstanding under this plan, and expire on the tenth anniversary of their issuance, if not previously exercised; the last of which options expire in May 2011.

The 1996 Employee Stock Option Plan expired in 2006 on its tenth anniversary as provided in the plan document. Options to purchase 58,007 shares of common stock remain outstanding under this plan, and expire on July 1, 2012, if not previously exercised.

STOCK PRICE PERFORMANCE

The following Stock Price Performance Graph shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent Shells specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Russell 2000 Index and (ii) the Nations Restaurant News Stock Index (the “Peer Index”). The graph assumes (a) $100 was invested on December 31, 2001 (the first day of our fiscal 2002) in each of our common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the Peer Index, and (b) the reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
SHELLS SEAFOOD RESTAURANTS, INC., RUSSELL 2000 INDEX,
AND NATIONS RESTAURANT NEWS STOCK INDEX

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Shells. This consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. (The amounts are presented in thousands, except earnings per share, number of restaurants data, and percentage information).

	Year (52 Weeks) Ended		Year (53 Weeks) Ended	Year (52 Weeks) Ended
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
Statement of Operations Data:
REVENUES
Restaurant sales	$47,673	$44,335	$41,393	$43,881	$47,065
Management fees	156	152	171	165	163
Total revenues	47,829	44,487	41,564	44,046	47,228
RESTAURANT OPERATING COSTS:
Food and beverage	15,363	14,671	14,051	14,467	15,778
Labor	14,722	13,757	12,935	13,845	14,585
Other	12,948	11,374	10,123	11,117	10,774
Depreciation and amortization	2,199	1,499	1,058	1,077	1,102
Pre-opening expenses	-	758	-	-	-
Provision for impairment of assets	1,242	-	105	360	110
Provision for impairment of goodwill	-	-	-	-	206
Total restaurant operating costs	46,474	42,059	38,272	40,866	42,555
RESTAURANT OPERATING INCOME	1,355	2,428	3,292	3,180	4,673

General and administrative expenses	3,821	4,015	3,249	3,387	3,565
(LOSS) INCOME FROM OPERATIONS	(2,466)	(1,587)	43	(207)	1,108

OTHER INCOME (EXPENSE):
Lease buy-out	212	600	-	-	-
Provision for impairment of assets due to lease buy-out	-	(211)	-	-	-
Interest expense, net	(332)	(413)	(1,154)	(463)	(534)
Other (expense) income, net	(173)	30	33	(100)	(3)
Total other (expense) income, net	(293)	6	(1,121)	(563)	(537)
(LOSS) INCOME BEFORE ELIMINATION OF
MINORITY PARTNER INTEREST AND INCOME TAXES	(2,759)	(1,581)	(1,078)	(770)	571

ELIMINATION OF MINORITY PARTNER INTEREST	(243)	(271)	(266)	(264)	(221)

(LOSS) INCOME BEFORE INCOME TAX BENEFIT	(3,002)	(1,852)	(1,344)	(1,034)	350
Income tax benefit (1)	-	-	-	-	327

NET (LOSS) INCOME BEFORE
PREFERRED STOCK DIVIDEND	(3,002)	(1,852)	(1,344)	(1,034)	677

Deemed dividend associated with warrants
and beneficial conversion feature of preferred stock	-	(1,735)	-	-	-

NET LOSS (INCOME) APPLICABLE TO COMMON STOCK	$(3,002)	$(3,587)	$(1,344)	$(1,034)	$677

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Earnings per Share Data:
Basic and diluted net loss per share	$(0.18)	$(0.24)	$(0.26)

Shares Outstanding Data:
Basic and diluted weighted average	16,665	14,796	5,262

Operating Data:
Number of restaurants (at end of period):
Company-owned restaurants (2)	22	22	21
Licensed restaurants	3	3	4
	25	25	25

Average annual sales per Company-owned and
joint venture restaurant open for full period (3)	$2,167	$1,998	$1,896

Increase (decrease) in Company-owned and joint
venture restaurant same store sales (3)	3.8%	7.0%	-1.6%

	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
Balance Sheet Data:
Working capital (deficiency)	$(4,446)	$(4,842)	$(4,639)	$(3,606)	$(3,116)
Total assets	13,837	17,438	13,519	11,616	13,858
Long-term debt, less current portion	172	1,001	2,239	1,558	1,760
Long-term debt, related party, less current portion	1,527	809	1,495	2,267	2,123
Minority partner interest	522	472	442	466	428
Preferred stock	4	5	-	1	1
Stockholders' equity	4,339	7,190	502	1,183	2,152

(1)
The effective tax rates for fiscal years 2006, 2005, 2004, 2003 and 2002 include the effects of recognizing valuation allowance adjustments relating to tax benefits. There was no benefit or provision for income taxes in 2006, 2005, 2004 or 2003. Income tax benefit of 93.3% for the fiscal year ended 2002, differ from the amounts computed by applying the effective federal income tax rate of 34% as a result of adjusting the valuation allowance, primarily related to net operating loss carryforwards from prior years. The valuation allowance in 2006, 2005, 2004, 2003 and 2002 was increased by $2,821, $252, $210, $596, and $1,403, respectively in each such year reserving for all tax assets that were deemed non-realizable.

(2)
Includes one joint venture restaurant in which we own a 51% equity interest. Two locations were opened, one was relocated and one was closed in 2005, and three additional locations were closed in 2004.

(3)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During fiscal year 2006, Shells experienced a more challenging operating environment in Florida, the state where all of our restaurants are located. Several cost areas, most notably insurance, utilities and property taxes, increased sharply, negatively impacting our profitability. Another increase in the state minimum wage also pushed labor costs higher for the second consecutive year.

Annual sales were stronger during 2006, despite a soft fourth quarter, and guest acceptance of the revitalized Shells continued to improve, reflecting the changes we’ve made to enhance our menu, service and atmosphere. Guest satisfaction ratings have steadily improved during every quarter over the past two years. But the higher costs of doing business more than offset our sales gains.
We implemented several strategies aimed at improving profitability during the year, including engineering a new menu. Since its introduction last fall, the new menu has successfully increased check average and helped to reduce food costs as a percent of sales.

We continued to focus on controlling internal expenses despite the various cost hikes, and Shells operating cash flow, as adjusted for non-recurring items, improved during 2006. Both food and labor costs were lower as a percentage of sales compared to the prior year. An energy management program was also put in place at all restaurants to help offset the rising energy prices.

We experienced an improvement in sales through the first three fiscal quarters of 2006. The sales trend turned negative in the fourth quarter of 2006. We believe this recent negative trend is partly due to the slowing growth rates of both tourism and the state economy, with many casual dining restaurants throughout Florida also experiencing a sales slowdown.

Our key challenge is to build customer traffic, attracting new and lapsed guests to experience the major concept enhancements that have been made over the past two years. We continue to fine-tune our marketing strategies to accomplish this, while regularly adding new and exciting menu items aimed at increasing frequency of existing guest visits.

Our management remains committed to our turnaround strategy launched three years ago. We will continue to aggressively address both our top and bottom line pressures. And despite the many challenges facing our company, we are encouraged by the guest acceptance of the work completed to update and broaden the appeal of the Shells concept, as well as the instilling of higher operating standards.

However, there are no assurances that our strategies will drive improvements in sales and customer traffic needed to meet anticipated cash flow requirements and restore profitability. It is also uncertain whether future financing options, which may be needed to execute our strategies, will be available, on terms that would be acceptable, or at all.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations bear to total revenues or, where indicated, restaurant sales.

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
REVENUES
Restaurant sales	99.7%	99.7%	99.6%
Management fees	0.3%	0.3%	0.4%
Total revenues	100.0%	100.0%	100.0%
RESTAURANT OPERATING COSTS
Cost of sales (1)	32.2%	33.1%	33.9%
Labor and other related expenses (1)	30.9%	31.0%	31.2%
Other restaurant operating expenses(1)	27.2%	25.7%	24.5%
Total restaurant costs (1)	90.3%	89.8%	89.6%

General and administrative expenses	8.0%	9.0%	7.8%
Depreciation and amortization	4.6%	3.4%	2.5%
Pre-opening expenses	0.0%	1.7%	0.0%
Provision for impairment of assets	2.6%	0.0%	0.3%
RESTAURANT OPERATING (LOSS) INCOME	-5.2%	-3.6%	0.1%

Interest expense, net	-0.7%	-0.9%	-2.8%
Other (expense) income, net	0.1%	0.9%	0.1%
Elimination of minority partner interest	-0.5%	-0.6%	-0.6%
Net loss	-6.3%	-4.2%	-3.2%
Deemed dividend associated with warrants and beneficial
conversion feature of preferred stock	0.0%	-3.9%	0.0%
Net loss applicable to common stock	-6.3%	-8.1%	-3.2%

(1) as a percentage of restaurant sales

Results of Operations

Fiscal Year 2006 versus Fiscal Year 2005

Total revenues for the fiscal year 2006 were $47,829,000 as compared to $44,487,000 for fiscal year 2005. The $3,342,000 or 7.5% increase in revenues was primarily due to a 3.8% increase in comparable store sales and the net additional weeks of operations in 2006 of two restaurants opened and one restaurant closed in 2005, partially offset by one fewer restaurant under management in fiscal 2005. Our revenues consisted of restaurant sales of our company-owned restaurants and management and licensing fees on sales at the managed restaurants. The increase in same store sales was the result of a 6.7% increase in average customer check, which was affected by menu price increases and changes in menu mix. Customer traffic declined by 2.7% in 2006 compared to 2005, which was affected by unfavorable trends in the fourth quarter. Our food sales and liquor sales accounted for 87% and 13% of revenues for 2006 and 88% and 12%, we believe, due in part, in 2005 due to the increased emphasis and additional menu items in the wine and liquor categories. In 2005, we incurred estimated sales losses of $204,000, due to hurricane-related business interruption. Adjusting for estimated hurricane-related sales losses in 2005, same store sales in 2006 would have increased by 3.3% over the prior year. Typically, comparisons of same store sales includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto. Sales data for closed stores is included through the end of the month prior to closing. Sales data is temporarily excluded if a store is closed for at least 30 days. Same store sales are calculated on a comparable calendar period basis.

The cost of restaurant sales as a percentage of restaurant sales decreased to 32.2% for 2006 from 33.1% for 2005. This 0.9% improvement in cost of sales as a percentage of sales primarily related to higher menu pricing implemented to offset the effect of the Florida minimum wage increases, an increase in liquor sales as a percentage of total sales, and gains derived from better operational controls over food and beverage costs. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

Labor and other related expenses as a percentage of restaurant sales decreased to 30.9% in 2006 as compared to 31.0% in 2005. We benefited from non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions, and corresponding refunds from prior years’ experiences of $107,000 and $344,000 in 2006 and 2005, respectively, of which $96,000 and $330,000 were allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of revenues were 31.1% and 31.8% for 2006 and 2005, respectively. This improvement of 0.7% as a percentage of sales primarily related to a reduction in workers’ compensation insurance premiums and unemployment taxes and a decrease in restaurant labor expense due to improved operational efficiencies, offset partially by minimum wage increases. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits, taxes and workers’ compensation insurance.

Other restaurant operating expenses were $12,948,000, or 27.2% of restaurant sales for 2006, as compared with $11,375,000, or 25.7% of restaurant sales for 2005. This unfavorable variance of 1.5% as a percentage of sales was primarily due to increased utilities, insurance and occupancy costs, as affected by property taxes, partially offset by a decrease in advertising costs.  Other restaurant operating expenses generally consist of advertising, costs associated with area directors, non-food supplies, repairs and maintenance, rent and other occupancy costs, insurance and utilities.

General and administrative expenses were $3,821,000 or 8.0% of revenues and $4,015,000 or 9.0% of revenues in 2006 and 2005, respectively. The decrease over the prior year is primarily related to decreases in manager training expenses, legal expenses, and recruiting, partially offset by increases in stock option expense. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

Depreciation and amortization expense was $2,199,000 or 4.6% as a percentage of revenues, for 2006 and $1,499,000, or 3.4% as a percentage of revenues, for 2005. The 1.2% increase was due to additional restaurant remodels and new and relocated restaurants, subsequent to the third quarter of 2005.

There were no pre-opening expenses in 2006 compared to $758,000, or 1.7% of revenues in 2005, related to new locations in Clearwater Beach and St. Petersburg and the relocation of our Stuart restaurant to a higher volume site. Pre-opening expenses relate to the costs incurred prior to opening a new restaurant location primarily for training, advertising, occupancy and legal costs.

In 2006, we recorded a provision in operating expenses for the impairment of assets totaling $1,242,000 or 2.6% of revenues relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant. There was no provision recorded in operating expenses in 2005 relating to the impairment of assets.

In April 2006, we recognized $212,000 of net cash proceeds in a non-recurring transaction related to the sale of an option embedded in the Ocala restaurant lease agreement to a new landlord. In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida, whereby the landlord paid $600,000 to us for an option to buy-out the lease upon 60 days notice to us. To-date, no termination notice has been received from the landlord. We recorded a pre-tax charge of $211,000 relating to the write-down of impaired assets to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144 relating to the expected shortened lease period as potentially affected by the lease buy-out option.

Net interest expense was $332,000 in 2006 compared to $413,000 in 2005. The $81,000 decrease in net interest expense in 2006 from 2005 was generally due to the retirement of debt in May 2005 in conjunction with our then private financing transaction and the retirement of debt in October 2006 in conjunction with the completion of a sale-leaseback of a restaurant property, partially offset by additions in interest on the line of credit with related parties and the bank credit facility.

Other expense, net, in 2006 was $173,000, compared to other income, net, in 2005 of $30,000. In 2006, exclusive of non-recurring items, other expense was $111,000 in 2006 and $13,000 in 2005. In 2006, we recognized a loss on disposal of assets of $39,000 from the write-down of fixed assets replaced during remodeling and $23,000 related to the settlement of lease obligations on a closed location. In 2005, we recognized a non-recurring gain of $793,000 on a property sale, partially offset by non-recurring expenses of (i) $472,000 in losses on disposal of assets primarily related to restaurant remodeling, (ii) $100,000 lease termination fee for the early termination of a lease in Stuart, Florida, (iii) $98,000 in hurricane-related expenses, net of insurance recoveries, and (iv) $80,000 in financing costs related to a line of credit fee paid to our investors.

As a result of the factors discussed above, the loss from operations for 2006 was $2,466,000 as compared to a loss from operations of $1,587,000 for 2005. Exclusive of non-recurring items, our loss from operations was $1,320,000 for 2006 compared to $1,168,000 for 2005. Net loss for 2006 was $3,002,000 compared to $1,852,000 for 2005. Exclusive of non-recurring items, the net loss in 2006 was $2,017,000 compared to $1,865,000 for 2005.

The deemed dividend in 2005 associated with warrants and beneficial conversion feature of our Series B Convertible Preferred Stock of $1,735,000 related to the May 2005 private placement financing transaction when we issued Series B Convertible Preferred Stock and warrants to purchase common stock. This one-time implied preferred stock dividend was recorded through retained earnings.

Fiscal Year 2005 versus Fiscal Year 2004

Total revenues for the fiscal year 2005 were $44,487,000 as compared to $41,564,000 for fiscal year 2004. The $2,923,000 or 7.0% increase in revenues was primarily due to a 7.0% increase in comparable store sales and the net addition of one company-owned restaurant during fiscal year 2005, partially offset by one fewer restaurant under management in fiscal 2005. Our revenues consisted of restaurant sales of our company-owned restaurants and management and licensing fees on sales at the managed restaurants. The increase in same store sales was the result of a 7.5% increase in average customer check, which was affected by menu price increases and menu mix. Customer traffic declined by 0.4% in 2005 compared to 2004, although this trend has improved over each of the four fiscal quarters of 2005. Our food sales and liquor sales accounted for 88% and 12% of revenues for each of 2005 and 2004, respectively. In 2005 and 2004, we incurred estimated sales losses of $204,000 and $930,000, respectively, due to hurricane-related business interruption. Adjusting for estimated hurricane-related sales losses in fiscal 2005 and 2004, same store sales would have increased by 5.5% over the prior year.

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

Other restaurant operating expenses were $11,374,000, or 25.7% of restaurant sales for 2005, as compared with $10,123,000, or 24.5% of restaurant sales for 2004. The increase primarily was due to increased advertising costs in the fourth quarter of 2005, occupancy costs related to our new restaurant and utilities expenses from significantly higher electricity and gas costs.

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

There was no provision recorded in operating expenses in 2005 relating to the impairment of assets, as compared to a provision for impaired assets of $105,000 or 0.3% of revenues for 2004. In 2004, we recorded a pre-tax charge relating to the write-down of impaired assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The 2004 write-down was necessitated by the then-current period operating losses and the projected negative cash flow of the restaurant.

In January 2005, we entered into an agreement with our landlord in St. Pete Beach, Florida. On February 22, 2005 the landlord paid us $600,000 for an option to buy-out the lease. Commencing February 22, 2006, the landlord can provide notice of lease termination to Shells. Thereafter, we have 60 days to wind down business and vacate the premises. To date, the landlord has not exercised this option. We recorded a provision for asset impairment of $211,000 due to the St. Pete Beach lease buy-out. There was no corresponding provision in prior years.

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

Other income in 2005 was $30,000, compared to $33,000 in 2004. In 2005, we recognized a non-recurring gain of $793,000 on a property sale, partially offset by non-recurring expenses of (i) $472,000 in losses on disposal of assets primarily related to restaurant remodelings, (ii) $100,000 lease termination fee for the early termination of a lease in Stuart, Florida, (iii) $98,000 in hurricane-related expenses, net of insurance recoveries, and (iv) $80,000 in financing costs related to a line of credit fee paid to our investors. In 2004, we recognized non-recurring gains for hurricane-related insurance settlements of $597,000 and the disposition of assets of $89,000. In 2004, we also recognized non-recurring charges for financing costs of $539,000 related to the then-outstanding $2,375,000 financing transaction and a loss on the disposal of assets of $41,000 related to restaurant remodelings. Exclusive of these non-recurring items, other expense was $13,000 in 2005 compared to $139,000 in 2004.

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

Liquidity and Capital Resources

In 2006, we again incurred a significant loss from operations mostly due to external cost pressures caused by significant increases in utility rates, insurance and property taxes. In addition, depreciation has increased significantly compared to 2005 as a result of investment spending relating to restaurant remodeling and the opening of new restaurants, which mostly occurred in 2005 and through the first quarter of 2006. We now have the new renovated look in all of the 21 restaurants which we fully own and operate. To date, our one joint venture and three licensed restaurants have not been remodeled.

Capital expenditures in 2006 totaled $1,774,000, of which $1,029,000 related to restaurant remodels. In 2006, we received proceeds from the sale of assets totaling $1,495,000, which mostly related to the sale-leaseback of the New Smyrna Beach property in the third quarter of 2006 and the sale of a lease option on the Ocala property in the second quarter of 2006.

We recorded a provision of $1,242,000 for an impairment of assets in the fourth quarter of 2006. In 2005, we incurred $758,000 in pre-opening expenses relating to new restaurants. Although we experienced a 3.0% same store sales decline in the fourth quarter of 2006, we attained an annual 2006 same store sales increase of 3.8%.

In March 2005, our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for extending the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of the financing in May 2005 described below, the maturity date was extended to May 23, 2007. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements. It is not expected that we will be able to borrow the remaining $160,000 under the credit line. On March 30, 2007, the maturity date was further extended to May 23, 2008, and we paid an extension fee of $101,000 with shares of our common stock.

In December 2005, we secured a six-month, $500,000 bank credit facility for which the full amount was immediately drawn on to fund remodeling. In April 2006, we recognized $212,000 in net cash proceeds related to the sale of an option embedded in the lease agreement of our restaurant property in Ocala, Florida. In October 2006, we completed a sale and simultaneous leaseback of our restaurant property in New Smyrna Beach, Florida in which we received net cash proceeds of $885,000. We also simultaneously retired the $500,000 bank credit facility, which had at that time been extended in anticipation of the New Smyrna transaction being completed. We anticipate refinancing our Melbourne, Florida joint venture restaurant property to fund its remodel and provide a source of additional working capital.

The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

	2006	2005	2004
Net cash provided by (used in) operating activities	$38	$1,477	$162
Net cash used in investing activities	(278)	(5,518)	(1,292)
Net cash provided by (used in) financing activities	(387)	3,052	2,756
Net (decrease) increase in cash	$(627)	$(989)	$1,626

As of December 31, 2006, our current liabilities of $6,141,000 exceeded our current assets of $1,695,000, resulting in a working capital deficiency of $4,446,000. In comparison, as of January 1, 2006, our working capital deficiency was $4,842,000. Our operating leverage marginally improved, primarily due to a decreases in accounts payable of $734,000, and accrued expenses of $132,000, and the current portion of long term debt of $154,000, partially offset by a decrease in cash of $627,000 from the prior year. We may encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant restoration or disposition costs. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Our year-end cash position decreased by $627,000, from $1,361,000 as of January 1, 2006 to $734,000 as of December 31, 2006. The decrease in cash related to cash used in investing activities of $278,000, representing purchases of property and equipment of $1,774,000, partially offset by proceeds from the sale of assets of $1,495,000. Cash used in financing activities of $387,000 reflected $2,107,000 in debt repayment and $193,000 in minority partner distributions, partially offset by proceeds from the issuance of debt of $1,887,000 and proceeds from the issuance of stock of $27,000. Net cash provided by operating activities was $38,000 compared to $1,477,000 in 2005, generally reflecting decreases in accounts payable and accrued expenses.

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

On December 7, 2004, we completed a financing to include $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the financing. We paid interest at 12% and late payment penalties through May 23, 2005 when the debentures were retired by repayment in cash or conversion into our Series B Preferred Stock. Repayments in cash consisted of principal of $2,055,000, plus interest and penalties of $177,000. Debentures converted into our Series B Preferred Stock consisted of $320,000 principal plus interest and penalties of $28,000. The warrants are exercisable until December 7, 2007 at an exercise price of $0.60 per share. The exercise price of the warrants and the number of underlying shares of common stock is subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors.

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

In September 2005, we completed a sale of our restaurant in Winter Haven, Florida at a sale price of $1,667,000. The net proceeds of $981,000 from this sale were used to fund our restaurant remodels, as well as new and relocated restaurants. In addition, during the first quarter of 2005, we received $600,000 relating to a landlord option to buy out a restaurant.

In October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively. In September 2005, we completed a sale and leaseback transaction of the Winter Haven location, providing net cash proceeds of $981,000, after repayment of the bank note mortgage and a second secured note. The Melbourne loan, which bears interest at the bank's base rate, is for a term of five years with required monthly principal payments based on a 15 year amortization schedule, and a balloon payment in September 2007. The principal balance owed on this note as of December 31, 2006 was $438,000. We anticipate the refinancing of this note to fund this restaurant’s remodel and to provide additional working capital.

We believe based on our current outlook, that our cash balance along with our operating forecast, coupled with the extension of the maturity date for the revolving line of credit and a portion of the proceeds from the contemplated refinancing of the Melbourne property, will be sufficient to satisfy our contemplated cash requirements through the end of 2007. There are no assurances that the implementation of our strategies will result in sales and customer traffic gains, which are required to meet our contemplated cash flow requirements. It is also uncertain whether future financing options, which may be needed to execute our strategies, will be available, on terms that would be acceptable, or at all.

Contractual Obligations

As of December 31, 2006, our contractual obligations were:
	Payments due by period
	Total	< 1 yr	1 - 3 yrs	4 - 5 yrs	> 5yrs
Long-term debt (1)	$795,373	$623,526	$171,847	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (2)	25,302,067	2,683,025	7,552,906	6,073,797	8,992,339
Purchase obligations	-	-	-	-	-
Other debt obligations reflected on the company's balance sheet under GAAP (3)	1,527,453	1,527,453	-	-	-
Total	$27,624,893	$4,834,004	$7,724,753	$6,073,797	$8,992,339

(1)	Consists of long-term debt as reported in Note 7 of the Notes to Consolidated Financial Statements.
(2)	Consists of operating leases primarily for real estate.
(3)	Consists of related party debt due in 2007.

Quarterly Fluctuation of Financial Results

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. We have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S., the health of Florida's economy and the effect of world events in general, and the tourism industry in particular. Our restaurant sales are generally highest from January through April and June through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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

Impact of Inflation and Price Changes

We have not operated in a highly inflationary period, and management does not believe that inflation has had a material affect on sales or expenses. As expenses increase, such as annual increases in the minimum wage rate in Florida and other expense categories, including recent significant increases in utilities, occupancy costs, and insurance, we expect to recover increased costs by increasing prices, to the extent permitted by competition, or by operating our business more efficiently and modifying our menu and promoting other less cost sensitive products. Many food products purchased by us are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes, including operating expenses, could affect us adversely. From time-to-time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to $438,000 in outstanding debt at December 31, 2006 owed to our bank based on a variable rate. Borrowings under the loan agreement bears interest at the rate equal to the applicable bank’s base rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shells Seafood Restaurants, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and Subsidiaries (the "company") as of December 31, 2006 and January 1, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 31, 2006 (52 weeks), January 1, 2006 (52 weeks) and January 2, 2005 (53 weeks). These consolidated financial statements are the responsibility of company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2006 and January 1, 2006 and the results of its operations and cash flows for the fiscal years ended December 31, 2006 (52 weeks), January 1, 2006 (52 weeks) and January 2, 2005 (53 weeks) in conformity with accounting principles generally accepted in the United States of America.

Kirkland, Russ, Murphy & Tapp P.A.
Clearwater, Florida
March 30, 2007

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2006	2006
ASSETS
Cash	$734,122	$1,360,740
Inventories	543,183	498,975
Other current assets	383,598	365,227
Receivables from related parties, net	34,305	114,485
Total current assets	1,695,208	2,339,427
Property and equipment, net	9,170,821	11,733,861
Goodwill	2,474,407	2,474,407
Other assets	481,641	547,395
Prepaid rent	14,629	343,242
TOTAL ASSETS	$13,836,706	$17,438,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,248,031	$3,982,153
Accrued expenses	2,043,678	2,175,380
Sales tax payable	225,639	245,673
Current portion of long-term debt	623,526	777,823
Total current liabilities	6,140,874	7,181,029

Notes and deferred interest payable to related parties	1,527,453	808,702
Long-term debt, less current portion	171,847	1,001,081
Deferred rent	1,135,873	784,976
Total liabilities	8,976,047	9,775,788

Minority partner interest	521,876	472,131

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 22,694 and 23,731 shares issued and outstanding	227	237
Series B - 373,849 and 443,850 shares issued and outstanding	3,738	4,439
Common stock, $0.01 par value; authorized 58,000,000 shares;
17,586,988 and 16,134,817 shares issued and outstanding, respectively	175,870	161,348
Additional paid-in-capital	25,259,714	25,122,312
Accumulated deficit	(21,100,766)	(18,097,923)
Total stockholders’ equity	4,338,783	7,190,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,836,706	$17,438,332

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

REVENUES	$47,829,608	$44,487,348	$41,564,138

RESTAURANT OPERATING COSTS:
Food and beverage	15,363,255	14,670,554	14,050,690
Labor	14,722,437	13,756,895	12,935,204
Other	12,948,385	11,374,609	10,123,584
Depreciation and amortization	2,199,499	1,498,656	1,057,841
Pre-opening expenses	-	758,168	-
Provision for impairment of assets	1,242,000	-	105,000
Total restaurant operating costs	46,475,576	42,058,882	38,272,319
RESTAURANT OPERATING INCOME	1,354,032	2,428,466	3,291,819

General and administrative expenses	3,821,155	4,014,675	3,248,657
(LOSS) INCOME FROM OPERATIONS	(2,467,123)	(1,586,209)	43,162

OTHER (EXPENSE) INCOME:
Lease buy-out	212,198	600,000	-
Provision for impairment of assets due to lease buy-out	-	(211,000)	-
Interest expense, net	(331,814)	(413,012)	(1,153,340)
Other (expense) income, net	(173,114)	29,587	32,641
Total other (expense) income, net	(292,730)	5,575	(1,120,699)
LOSS BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	(2,759,853)	(1,580,634)	(1,077,537)

ELIMINATION OF MINORITY PARTNER INTEREST	(242,990)	(271,112)	(265,953)

NET LOSS BEFORE PREFERRED STOCK DIVIDEND	(3,002,843)	(1,851,746)	(1,343,490)
Deemed dividend associated with warrants and
beneficial conversion feature of preferred stock
(See Note 12, Series B Convertible Preferred Stock)	-	(1,735,169)	-

NET LOSS APPLICABLE TO COMMON STOCK	$(3,002,843)	$(3,586,915)	$(1,343,490)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.18)	$(0.24)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING:
Basic and diluted	16,665,209	14,796,278	5,261,981

See notes to consolidated financial statements and report of independent registered public accounting firm

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at December 28, 2003	63,548	$635	-	-	4,631,375	$46,314	$14,303,151	$(13,167,518)	$1,182,582
Net loss								(1,343,490)	(1,343,490)
Preferred stock converted	(28,273)	(282)			141,365	1,413	(1,131)		-
Warrants exercised					3,750,000	37,500	562,500		600,000
Warrant valuation reserve
(See Note 6)							44,613		44,613
Stock options exercised					42,666	427	17,494		17,921
Balance at January 2, 2005	35,275	353	-	-	8,565,406	85,654	14,926,627	(14,511,008)	501,626
Net loss before preferred stock dividend								(1,851,746)	(1,851,746)

Preferred stock issued in private placement financing, net of issuance costs of $1,137,672			461,954	4,620			5,787,018		5,791,638
Issuance costs, private placement financing							(123,872)		(123,872)

Series B Preferred Stock warrant issued to placement agent for private placement financing							123,872		123,872

Deemed dividend for warrants and beneficial conversion feature of preferred stock (See Note 12)							1,735,169	(1,735,169)	-
Preferred stock converted	(11,544)	(116)	(18,104)	(181)	419,800	4,198	(3,901)		-
Warrants exercised					7,123,011	71,230	2,226,153		2,297,383
Warrant valuation reserve							440,000		440,000
Stock options exercised					26,600	266	11,246		11,512
Balance at January 1, 2006	23,731	237	443,850	4,439	16,134,817	161,348	25,122,312	(18,097,923)	7,190,413
Net loss								(3,002,843)	(3,002,843)
Stock option expense under SFAS 123R							124,677		124,677
Preferred stock converted	(1,037)	(10)	(70,001)	(701)	1,405,205	14,052	(13,341)		-
Warrants exercised					37,500	375	22,125		22,500
Stock options exercised					9,466	95	3,941		4,036
Balance at December 31, 2006	22,694	$227	373,849	$3,738	17,586,988	$175,870	$25,259,714	$(21,100,766)	$4,338,783

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 31,	January 1,	January 2,
OPERATING ACTIVITIES:	2006	2006	2005
Net loss	$(3,002,843)	$(1,851,746)	$(1,343,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,199,499	1,498,656	1,057,841
Stock option expense	124,677	-	-
Interest expense on warrants issued	-	-	711,000
Financing costs on warrants issued	-	-	175,000
Lease buy-out option	(212,198)	(600,000)	-
Provision for impairment of assets	1,242,000	211,000	201,000
Gain from hurricane-related insurance recoveries	-	-	(499,795)
Gain on sale of restaurant	-	(792,969)	-
Loss (gain) on disposal of fixed assets	10,359	472,318	(48,204)
Loss on sale of assets applied against reserves	-	-	63,554
Minority partner interest	242,990	271,112	265,962
Changes in operating assets and liabilities:
Change in current assets and liabilities	(860,524)	2,767,808	(483,201)
Changes in other assets and liabilities:
Decrease (increase) in prepaid rent	28,161	(306,286)	15,621
Decrease (increase) in other assets	55,710	(16,869)	5,070
Increase (decrease) in accrued interest to related parties	78,751	(230,239)	136,840
Increase (decrease) in deferred rent	131,913	54,964	(95,356)
Total adjustments	3,041,338	3,329,495	1,505,332
Net cash provided by operating activities	38,495	1,477,749	161,842

INVESTING ACTIVITIES:
Proceeds from sale of assets	1,494,987	2,243,859	92,776
Proceeds from hurricane-related insurance recoveries	-	-	139,935
Purchase of property and equipment	(1,773,547)	(7,762,226)	(1,524,515)
Net cash used in investing activities	(278,560)	(5,518,367)	(1,291,804)

FINANCING ACTIVITIES:
Proceeds from the issuance of stock	26,536	4,963,916	617,920
Proceeds from debt financing	1,886,742	1,951,750	2,832,298
Repayment of debt	(2,106,586)	(3,623,227)	(404,496)
Minority partner distributions	(193,245)	(240,600)	(290,180)
Net cash (used in) provided by financing activities	(386,553)	3,051,839	2,755,542

Net (decrease) increase in cash	(626,618)	(988,779)	1,625,580

CASH AT BEGINNING OF PERIOD	1,360,740	2,349,519	723,939

CASH AT END OF PERIOD	$734,122	$1,360,740	$2,349,519

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$(44,208)	$(102,152)	$(14,274)
Receivables from related parties	80,180	(5,008)	670
Other current assets	(18,371)	131,951	128,573
Accounts payable	(734,122)	1,670,569	(79,101)
Accrued expenses	(123,969)	1,029,441	(553,350)
Sales tax payable	(20,034)	43,007	34,281
Change in current assets and liabilities	$(860,524)	$2,767,808	$(483,201)

Supplemental disclosure of cash flow information:
Cash paid for interest	$258,165	$399,916	$309,006
Hurricane-related insurance recoveries	$49,336	$375,283	$-
Financing costs, line of credit	$-	$80,000	$-
Cash paid for income taxes	$-	$-	$634
Cash received from the 2002 sales of assets	$-	$-	$100,000

Non-cash operating, investing and financing activities:

•	During October 2006, gain on the sale-leaseback of our New Smyrna Beach location of $95,297 was deferred and will be amortized over the 20-year lease life of the property.

•
A capitalized lease obligation of $123,687 was reclassified to deferred rent in conjunction with the Ocala lease buy-out in April 2006 and will be amortized over the 20-year lease life of the property.

•	Accrued expense of $7,733 was reduced with a corresponding reduction in operating expense during 2006.

•	Deferred rent of $119,275 was reduced to offset the loss on disposal of two restaurants in November 2005.

•	Warrant valuation reserves of $440,000 were applied to Paid in Capital in September 2005 upon the registration of the underlying common stock with the Securities and Exchange Commission.

•	Warrant valuation reserves of $284,364 and $223,000 relating to the exercise of warrants were applied to Paid in Capital in the first and second quarters of 2005, respectively.

•	Principal on related party debt of $500,000 ($1,000,000 aggregate) was used by the noteholders to acquire common stock in conjunction with the exercise of warrants in each of March and May 2005.

•	Principal and accrued interest of $347,588 was used by the debenture holders to acquire Series B Preferred Stock in May 2005.

•	Principal and accrued interest on related party debt of $1,281,666 was used by the noteholders to acquire Series B Preferred Stock in May 2005.

•	Deemed dividend of $1,735,169 for warrants and the beneficial conversion feature of Series B Preferred Stock was recorded relative to the May 2005 private financing transaction.

•	An issuance cost of $123,872 was recorded for a warrant issued to the placement agent in the May 2005 private financing transaction.

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Non-cash operating, investing and financing activities (continued):

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

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - At December 31, 2006, Shells Seafood Restaurants, Inc. and subsidiaries managed and operated 25 full-service, casual dining seafood restaurants in Florida under the name "Shells".

Shells was incorporated on April 29, 1993 and began operations in August 1993 when it purchased from Shells, Inc. the service mark "Shells”, as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". Shells subsequently acquired Shells, Inc. effective December 29, 1994.

Principles of Consolidation -- The consolidated financial statements include the accounts and operations of Shells and its wholly owned subsidiaries as well as a joint venture partnership in which Shells is a general partner owning a 51% equity interest. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

Fiscal Year -- Our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. Our fiscal year ended December 31, 2006 (“fiscal year 2006”) was 52 weeks, January 1, 2006 (“fiscal year 2005”) was 52 weeks and fiscal year ended January 2, 2005 (“fiscal year 2004”) was 53 weeks.

Use of Estimates -- The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Leases -- We recognize rent expense for our leased restaurants on a straight-line basis over the expected lease term, including cancelable option periods as described below. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the option. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Many of our leases have renewal periods totaling five to 20 years, exercisable at our option and require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Goodwill -- The excess of the cost over the fair value of the net assets resulting from the acquisition of Shells, Inc. was recognized as goodwill. During 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, whereby goodwill is evaluated periodically for possible impairment and written down to fair value, if impaired.

Impairment of Long-lived Assets -- Property and equipment, goodwill and other intangible assets are reviewed annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable by the assets estimated future undiscounted cash flows. See Note 16 for additional information.

Income Taxes -- We use the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. See Note 13 for additional information.

Stock-Based Compensation and Other Equity Instruments -- Prior to fiscal year 2006, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, prior to 2006, we did not record stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions using the modified prospective method of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Fiscal Years Ended
	January 1,	January 2,
	2006	2005
Net loss applicable to common stock, as reported	$(3,586,915)	$(1,343,490)

Add: Stock-based employee compensation expense
included in reported net loss applicable to common
stock, net of related tax effects	-	-

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(502,948)	(95,580)

Pro forma net loss applicable to common stock	(4,089,863)	(1,439,070)

Net loss per share of common stock:
Basic and diluted—as reported	$(0.24)	$(0.26)
Basic and diluted—pro forma	$(0.28)	$(0.27)

Effective at the beginning of our fiscal year 2006, we adopted the fair value model for recognizing compensation expense for employee stock options in accordance with SFAS No. 123R, “Share-Based Payment,” which has the effect of reducing our reported net income and net income per share.

We account for transactions in which services are received in exchange for equity instruments issued based on the fair value of such services received from non-employees or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We account for transactions in which we issue convertible securities in accordance with EITF Issues No. 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issues No. 00-27, “Application of Issue No. 98-05 to Certain Convertible Instruments.”

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

New Accounting Pronouncements -- In March 2005, the Financial Accounting Standards Board’s (FASB) issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” clarifying that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Clarifications found in Interpretation 47 had no material impact on our consolidated financial statements.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. This would require recognition of a liability for the discounted future benefit obligation owed to an insured employee by the insurance carrier. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Adoption of EITF 06-4 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current presentation.

NOTE 2. LIQUIDITY

Our company’s working capital deficit decreased to $4,446,000 in 2006 from $4,842,000 in 2005 and our cash position at December 31, 2006 decreased to $734,000 from $1,361,000 on January 1, 2006. Capital expenditures in 2006 totaled $1,774,000, of which $1,029,000 related to restaurant remodels. In 2006, we received proceeds from the sale of assets totaling $1,495,000, which mostly related to the sale-leaseback of the New Smyrna Beach property in the third quarter of 2006 and the sale of an option on the Ocala property in the second quarter of 2006.

In March 2005, our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for extending the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of the $6.9 million financing in May 2005, the maturity date was extended to May 23, 2007. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements. It is not expected that we will be able to borrow the remaining $160,000 under the credit line. On March 30, 2007, the maturity date was further extended to May 23, 2008, and we paid an extension fee of $101,000 with shares of our common stock.

In December 2005, we secured a six-month, $500,000 bank credit facility for which the full amount was immediately drawn on to fund remodeling. In April 2006, we recognized $212,000 in net cash proceeds related to the negotiation of an option embedded in the lease agreement of our restaurant property in Ocala, Florida, to a new landlord FRI Fish, LLC. In October 2006, we completed a sale and simultaneous leaseback of our restaurant property in New Smyrna Beach, Florida in which we received net cash proceeds of $885,000. We also simultaneously retired the $500,000 bank credit facility, which had at that time been extended in anticipation of the New Smyrna transaction being completed.

In October 2002, we refinanced through Colonial Bank our Melbourne restaurant location with a note of $635,000. The loan, which bears interest at the bank's base rate, is for a term of five years with required monthly principal payments based on a 15 year amortization schedule, and a balloon payment in September 2007. The principal balance owed on this note as of December 31, 2006 was $438,000. We anticipate the refinancing of this note prior to its maturity.

NOTE 3. CASH AND OTHER CURRENT ASSETS

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Concentrations:
(a)	Credit Risk - Cash balances are maintained in a financial institution located in Florida. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.
(b)
Supplies - We acquire a significant amount of our food products utilized in the preparation of our menu items from a limited number of sources. During the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, approximately 43%, 42% and 36%, respectively, of related purchases were made from 10 suppliers.

(c)
Allowance for Doubtful Accounts - We estimate the allowance for uncollectible accounts based on the aging of the receivables due from related parties. Those receivables that are deemed uncollectible are charged against the allowance for doubtful accounts.

Other current assets consist of the following:
	December 31,	January 1,
	2006	2006
Prepaid expenses	$359,103	$271,486
Insurance proceeds receivable	-	40,000
Other current assets	24,495	53,741

	$383,598	$365,227

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	January 1,
	2006	2006
Leasehold improvements	$7,818,971	$7,855,516
Equipment	3,884,837	3,904,680
Furniture and fixtures	4,797,285	4,692,974
Land and buildings	826,338	1,750,114
Signage	640,143	582,759
Automobiles	257,775	214,288
	18,225,349	19,000,331
Less accumulated depreciation
and amortization	(9,054,528)	(7,266,470)
	$9,170,821	$11,733,861

Depreciation expense was $2,190,000 in fiscal 2006 compared to $1,478,000 in fiscal 2005. During 2006 and 2005, disposals of fixed assets relating to restaurant remodeling and the sale-leaseback transactions resulted in the retirement of $409,000 and $2,276,000, respectively, in accumulated depreciation.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the fourth quarter of 2006, an asset write-down of $942,000 was recorded to reduce property and equipment relating to the Clearwater Beach, Florida location. The asset impairment was necessitated by changes in our estimates and a reduction in the estimated lease life due to unfavorable economic conditions of the location.

NOTE 5. GOODWILL, PREPAID RENT AND OTHER ASSETS

Goodwill relating to the 1994 merger of Shells, Inc. is evaluated annually for impairment. The evaluation compares the forecasted future cash flow of those restaurant locations acquired in the merger with the carrying value of the asset. As a result of the evaluation, there was no reduction to the carrying value of goodwill in 2006 or 2005; however, changes in factors and circumstances could result in an impairment of goodwill in the future.

Prepaid rent consists of the excess of purchase price over the fair value of assets acquired concurrent with a real estate operating lease for a restaurant location. During February 2005, we agreed to acquire for $843,000 the leasehold rights and personal property of a restaurant located in Clearwater Beach, Florida from Gold Coast Restaurants, Inc. (d/b/a Leverock's), out of bankruptcy proceedings. The prepaid rent was calculated at $338,000 and was to be amortized over the then estimated 16 year remaining life of the lease including all options to renew, leaving an unamortized balance as of January 1, 2006 of $322,000. During the fourth quarter of 2006, we determined that an asset impairment was necessitated by changes in our estimates and a reduction in the estimated lease life due to unfavorable economic conditions of the location. Accordingly, an asset write-down of $300,000 was recorded to reduce prepaid rent.

Other assets consist of certificates of deposit held by our bank as collateral for letters of credit for utility deposits, unamortized service marks and loan costs, as well as utility and other vendor deposits.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	January 1,
	2006	2006
Accrued payroll	$837,085	$922,964
Unearned gift card revenue	333,558	261,151
Other	276,362	339,354
Public reporting costs	234,013	199,345
Workers compensation	167,989	-
Restaurant closing expenses	107,933	168,671
Property taxes	86,739	184,556
Construction	-	99,339
	$2,043,679	$2,175,380

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	January 1,
	2006	2006
Line of credit with Colonial Bank to finance remodeling construction costs, interest was payable monthly at bank base rate plus 1%; interest rate was 9.25% at October 1, 2006; principal paid in full October 2006.	$-	$500,000

$635,000 promissory note with Colonial Bank collateralized by real property owned by the 51% owned joint venture. Interest is payable monthly based on the bank's base rate. Principal is payable $3,900 monthly, with all unpaid principal due in September 2007. The interest rate was 8.25% at January 1, 2006.	438,271	485,071

$655,000 promissory note collateralized by real property owned by Shells. Payments were $8,000 monthly with unpaid principal originally due on June 2009. The interest rate was fixed at 10.0%.	-	371,518

Finance agreement, collateralized by automobiles, principal and interest due
monthly at $3,538 through August 2010, at 6.75% fixed interest rate.	138,117	169,147

Finance agreement, collateralized by insurance policy, principal and interest due monthly thru February 2007, at 5.45% fixed interest rate.	113,181	5,207

Finance agreement, collateralized by computer equipment principal and interest due monthly at $2,569 through June 2009, at 9.3% fixed interest rate.	65,954	-

Finance agreement, collateralized by automobile, principal and interest due
monthly at $818 through February 2010, at 8% fixed interest rate.	27,322	-

Tenant improvement allowance, collateralized by leasehold improvements and equipment, was payable monthly at $2,988 through July 2010. Interest imputed at 10.5%.	-	130,938

Promissory note for early termination of lease, was payable monthly at $10,370 principal and interest through October 2006, at 8.0% fixed interest rate.	-	100,000

Capitalized lease agreement, collateralized by equipment, payable monthly at $517 principal and interest through March 2009.	12,528	17,023
	795,373	1,778,904
Less current portion	(623,526)	(777,823)
	$171,847	$1,001,081

The annual maturities of debt as of December 31, 2006 are as follows:

2007	$623,526
2008	78,517
2009	62,525
2010	30,805
$795,373

The promissory note provided by Colonial Bank no longer requires us to meet a financial covenant, relating to debt coverage as the mortgage note that contained this provision was paid in September 2005.

NOTE 8. RELATED PARTY DEBT AND RELATED PARTY TRANSACTIONS

Related Party Debt

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In March 2005, Trinad Capital, L.P. (“Trinad”), Bruce Galloway and Frederick R. Adler provided us with a $1.6 million revolving line of credit, which was to mature on the earlier of March 31, 2006 or the closing of an aggregate amount of financing providing us not less than $1.6 million of net proceeds. Trinad Master Fund, Ltd., an affiliate of Trinad, Mr. Galloway and Mr. Adler are each security holders who beneficially own more than five percent of our common stock. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. These investors received a fee of $80,000, in the aggregate, for extending the credit line to us, paid to each investor pro rata in accordance with each investor’s percentage interest (50% for Adler, 30% for Trinad and 20% for Galloway). In May 2005, these investors agreed to extend the maturity date under the line of credit to May 23, 2007 for no additional consideration. As of December 31, 2006, we have drawn $1,440,000 of the $1,600,000 line of credit availability, to assist in the financing of two restaurant acquisitions in the fourth quarter of 2005 and to fund remaining remodeling costs and working capital requirements. It is not expected that we will be able to borrow the remaining $160,000 under the credit line. On March 30, 2007, the maturity date was further extended to May 23, 2008 and we paid an extension fee of $101,000 wtih shares of our common stock.

In March 2005, Trinad and Galloway exercised warrants to purchase an aggregate of 1,000,000 shares of our common stock at $0.50 per share. The aggregate proceeds of $500,000 were used to pay down the principal amount of their respective notes.

In May 2005, we raised approximately $6.9 million in a private offering of our securities to accredited investors. The securities sold in the offering were units, each unit consisting of a share of our Series B Convertible Preferred Stock (initially convertible into 20 shares of our common stock, subject to certain specified adjustments, if applicable) and a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share. As part of this transaction, Mr. Adler used $500,000 principal amount of his note to exercise the warrants to purchase 1,000,000 shares of common stock, issued to him in August 2004; and Mr. Adler, Trinad and the Bruce Galloway, IRA R/O converted the remaining $1,000,000 aggregate amount of secured promissory notes held by them into units being sold in the offering. During October 2005, Trinad Capital, L.P. transferred all of its shares to an affiliate, Trinad Capital Master Fund, Ltd.

Notes and deferred interest payable to these related parties were:
	December 31,	January 1,
	2006	2006
Line of credit due May 23, 2007 bearing interest at 15%, of which 8%
is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, owned by:
Frederick R. Adler	$800,000	$400,000
Bruce Galloway, IRA R/O	160,000	160,000
Trinad Capital, L.P.	480,000	240,000

Aggregate deferred interest to be payable on May 23, 2007	87,453	8,702
	$1,527,453	$808,702

The deferred interest due at maturity, May 23, 2007, will be $125,000 on the $1,440,000 borrowing.

Related Party Transactions

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We manage two restaurants pursuant to a management and license agreement, which became effective July 1993. The management and license agreement of an additional restaurant was terminated in October 2005. These entities are deemed to be related parties based on our ability to influence the management and operating policies of the managed restaurants. We provide management services and license our proprietary information required to operate the restaurant for a management fee originally set at 6% of restaurant sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurant’s requirement to make third party royalty payments. The management agreements were amended in October 2001, reducing the management fee to 4% of restaurant sales until such time that cash flow for three consecutive months is at least 80% of the cash flow for the same respective periods in 1999. The management fee then becomes 5% of sales. The management fee increases to, and is maintained at, 6% of sales when cash flow for three consecutive months is at least 90% of cash flow for the same respective periods in 1999. The management agreements outline the respective owners’ ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital and capital expenditures. A third restaurant is operated by us, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by management for Shells restaurants. Our management fee for the restaurant was originally set at 4% of the restaurant’s sales (exclusive of any escrowed royalty fees), and later was modified to 2% in October 2001. The aggregate management fees earned under these agreements was approximately $156,000, $152,000 and $172,000 for fiscal 2006, 2005 and 2004, respectively.

On August 9, 2005, we entered into an agreement with Deborah Christen Corporation. Pursuant to this agreement, effective upon the occurrence of specific conditions precedent, including the execution of an agreement by Shells of Carrollwood Village, Inc. to abandon or terminate the sublicense agreement which granted it the use of the service marks in the trade area known as the Carrollwood Trade Area, and the management agreement with us for the operation of the “Shells” restaurant, Deborah Christen Corporation (“DCC”) agreed to grant us a license to use the service marks in the Carrollwood Trade Area.

On October 21, 2005, we entered into a termination agreement with Shells of Carrollwood Village, Inc., whereby they agreed to terminate (a) the management and license agreement in the Carrollwood Trade Area, and (b) the agreement pursuant to which we granted them an option to transfer all of its assets to us in exchange for shares of our common stock upon the occurrence of specified events. The restaurant previously managed by us under this terminated license agreement closed on October 31, 2005.  Upon the closing of the restaurant, the agreement we entered into with Deborah Christen Corporation on August 9, 2005 became effective. Under this agreement, we had until December 31, 2006 to open a “Shells” restaurant in the Carrollwood Trade Area, subject to certain monthly license fees beginning on April 1, 2006. Further, we agreed to pay DCC a license fee in the amount of two percent (2%) of the gross receipts of each “Shells” restaurant operated or sublicensed by us within the Carrollwood Trade Area. On December 20, 2006, we entered into an amendment to this agreement with DCC removing the December 31, 2006 deadline for the opening of a Shells Seafood Restaurant in the Carrollwood Trade Area. We will continue to pay predetermined license fees to DCC until such time as a Shells Seafood Restaurant has been opened in the Carrollwood Trade Area, or the option period expires per written notice from us. The aggregate license fees paid under this agreement was approximately $24,000 for fiscal 2006.

Effective July 1993, we entered into option agreements with three of our licensees, one of which terminated in October 2005. These agreements, further amended in August 1995 and October 2001, documented the terms by which we can acquire the restaurant’s assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of our common stock at the prevailing market price. The option is exercisable by either party upon Shells averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through December 31, 2006.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On December 28, 2004, we entered into a consulting agreement with Mr. Lawrence Wolf, the father of Jay Wolf, who is a member of our board of directors. The consulting agreement had a one year term, where Mr. Lawrence Wolf was to assist us in providing marketing services; including guidance toward building our creative strategy around the “Shells” brand positioning and providing support in coordinating our media production. As compensation, Mr. Lawrence Wolf received options, under our 2002 Equity Incentive Plan to purchase 130,000 shares of common stock at an exercise price of $0.83, the market price on the date of grant. The options became fully vested on the first anniversary of the grant date. The one-year contract with Mr. Lawrence Wolf was renewed in December 2005, and an additional stock option grant to purchase 130,000 shares of common stock was awarded at an exercise price of $0.90 per share, the market price on the grant date, with a one-year vesting period. The one-year contract was not renewed in December 2006.

On September 29, 2005, we sold a certain property to Fortress Realty Investments, LLC at a sale price of approximately $1.67 million which was considered a fair value purchase amount. Concurrently, we leased a Shells Seafood Restaurant location at 1561 3rd Street in Winter Haven, Florida. The minimum lease term is 20 years with a straight-line annual rent of $182,000. Subsequently, Fortress Realty Investments, LLC sold the Winter Haven property and assigned its interest as lessor to a third party. On April 27, 2006, we completed a lease buy-out transaction with Fortress Realty Investments, LLC, pursuant to which we transferred our interest in an option embedded in the lease agreement. Concurrently, we leased a Shells Seafood Restaurant location at 1561 3rd Street in Ocala, Florida. The minimum lease term is 20 years with a straight-line annual rent of $178,000. Subsequently, Fortress Realty Investments, LLC sold the Ocala property and assigned its interest as lessor to a third party. On October 27, 2006, we completed a sale and leaseback transaction with Fortress Realty Investments, LLC, pursuant to which we sold and simultaneously leased back a Shells Seafood Restaurant location at 725 East 3rd Avenue, New Smyrna Beach, Florida at a sale price of approximately $1.33 million which was considered a fair value purchase amount. The minimum lease term is 20 years with a straight-line annual rent of $145,000. Fortress Realty Investments is related to Drawbridge Global Macro Fund, L.P. which, after converting their shares of our Series B Preferred Stock, owns 1,333,340 shares of our common stock along with warrants to purchase 666,670 shares of our common stock. Drawbridge is considered a greater than 5% owner of our stock.

NOTE 9. COMMITMENTS AND CONTINGENCIES

With the exception of one operating restaurant, we conduct all of our operations and maintain administrative offices in leased facilities. Certain leases provide for us to pay for common area maintenance charges, insurance, and a proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under all leases was $3,925,000, $3,257,000 and $2,712,000 for fiscal 2006, 2005 and 2004, respectively, which included contingent rent of $71,000, $97,000 and $108,000, respectively. The approximate future minimum aggregate rental payments under such operating leases as of December 31, 2006 are as follows:

2007	$2,683,025
2008	2,539,778
2009	2,530,103
2010	2,483,025
2011	2,199,419
Thereafter	12,866,717
$25,302,066

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

These leases expire at various dates through the year 2026 and generally have renewal options for additional periods.

During November 2005, we entered into an amended and restated employment agreement with Leslie J. Christon, President and Chief Executive Officer. The amended and restated employment agreement extended the term of her employment with us through June 30, 2007, subject to automatic successive one year extensions thereof, unless either party delivers prior written notice of non-extension. Pursuant to the amended and restated employment agreement, Mrs. Christon is entitled to receive an annual base salary of $300,000 and a target bonus potential up to 100% of her base salary. Mrs. Christon also received options to purchase an additional 1,061,535 shares of the our common stock (which vest in one-third installments on December 31, 2005, July 1, 2007 and July 1, 2008, subject to her continued employment with Shells), inclusive of a grant of 903,528 options under a Stock Option Agreement dated November 14, 2005 by and between Mrs. Christon and us. The remaining options to purchase 158,007 shares of our common stock were granted under our existing stock option plans. Based on the vesting schedule of the options, we expect to recognize compensation expense of approximately $105,000 in each of 2007 and 2008 as a result of the adoption of FASB Statement No. 123-R, “Share-Based Payment.” In addition, pursuant to her employment agreement, Mrs. Christon is entitled to (i) severance pay equal to one year’s then effective base salary and (ii) other immediate vesting of any of the unvested 1,061,535 stock options, if she is terminated without cause or she terminates her employment due to a significant diminution in her job responsibilities or title within 6 months following a Change in Control (as defined in the Amended and Restated Employment Agreement) of our Company.

Effective March 13, 2006, we entered into an agreement with each of Guy C. Kathman, our Vice-President of Operations, Warren R. Nelson, our Chief Financial Officer, and Christopher R. Ward, Sr., our Vice-President of Purchasing, to provide them with severance and other considerations to be paid upon a Change in Control of our Company (as defined in their respective agreements). Mr. Nelson is also a party to a letter agreement from the Board of Directors clarifying his severance arrangement if he is terminated without cause.

We are subject to legal proceedings, claims and liabilities that arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 10. MINORITY PARTNER INTEREST

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

Our share of the partnership profits was $251,000, $280,000 and $296,000 during fiscal 2006, 2005 and 2004, respectively. In addition, the partnership paid us $180,000, $190,000 and $181,000 in fiscal 2006, 2005 and 2004, respectively, for management and license fees. The joint venture and management agreement outline the respective joint venture partner’s responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital, capital expenditures and principal and interest payments on loans and mortgages. The joint venture’s cash balance at fiscal year end was $94,000, $176,000, and $130,000 for 2006, 2005, and 2004, respectively.

The joint venture agreement, which was amended March 1995, contains a purchase option for us to purchase the WLH Investments interest or conversely, for WLH Investments to put their interest in the partnership to us, for a purchase price of $750,000, payable by the issuance of our common stock having a value of $750,000. The option is exercisable at any time following the date our common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through December 31, 2006.

NOTE 11. STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBENTURES

On December 7, 2004, we sold $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the sale. We paid interest at 12% and late payment penalties through May 23, 2005 when the debentures were retired by repayment in cash or conversion into our Series B Preferred Stock. Repayments in cash consisted of principal of $2,055,000 plus interest and penalties of $177,198. Debentures converted into our Series B Preferred Stock consisted of $320,000 principal plus interest and penalties of $27,588. The warrants are exercisable until December 7, 2007 at an exercise price of $0.60 per share. The exercise price of the warrants and the number of underlying shares of common stock are subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors. As of December 31, 2006, there were 1,873,750 warrants outstanding to purchase shares of our common stock.

On May 24, 2005, in connection with the Series B Preferred Stock offering, we issued warrants to purchase common stock at an exercise price of $1.30 per share exercisable through May 24, 2010. As of December 31, 2006, there were 4,619,540 warrants outstanding to purchase shares of our common stock. Additionally, warrants to purchase 1,129,530 shares of common stock were granted to the placement agent as a portion of their fees in the form of a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit. As of December 31, 2006, none of these warrants have been exercised.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

To date, no dividends have been declared or paid on our common stock. In addition, our debt financings prohibit the payment of cash dividends and any future financing agreements may also prohibit the payment of cash dividends.

NOTE 12. CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock -- On October 24, 2001, we issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness to our trade creditors. The shares were issued exclusively to "accredited investors" as defined in Rule 501(a) under the Securities Act. We did not receive any cash proceeds in connection with the issuance of the Series A Preferred Stock.

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

During fiscal 2006, 2005 and 2004, investors converted an aggregate of 1,037, 11,544 and 28,273 shares, respectively, of Series A Preferred Stock into 5,185, 57,720 and 141,365 shares, respectively, of our common stock.

Series B Convertible Preferred Stock -- In May 2005, we issued 461,954 units of securities in a private placement offering to accredited investors generating gross proceeds of $6,929,000. Each unit consisted of one share of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), which is initially convertible into 20 shares of our common stock, subject to certain specified adjustments under certain circumstances, and a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

During fiscal 2006 and 2005, investors converted 70,001 and 18,104 shares, respectively, of Series B Preferred Stock into 1,400,020 and 362,080 shares, respectively, of our common stock.

NOTE 13. INCOME TAXES

There were no provisions for income taxes for the years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Our effective tax rate is composed of the following for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively:

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Federal statutory rate	(35.0)%	(34.0)%	(34.0)%
State income tax, net of federal benefit	(3.6)	(2.8)	(0.4)
FICA tip credits	(4.7)	(6.6)	(15.8)
Warrant grants	-	-	22.4
Valuation allowance and other adjustment	43.3	43.4	15.6
Revalue certain deferred tax assets	-	-	8.4
Other	0.0	-	3.8
Effective income tax benefit	-%	-%	-%

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $10,769,000 which expire between 2007 and 2021. We also had approximately $3,593,000 of general business credits to carry forward, which expire by 2026. We had an ownership change in 2002 and 2005 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income. This limitation is approximately $75,000 per year for net operating losses incurred prior to the 2002 ownership change, and $665,000 per year for net operating losses incurred prior to the 2005 ownership change. Any portion of the annual limitation amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation. Approximately $7,200,000 of our net operating loss carryforwards and approximately $3,082,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $3,300,000 in net operating loss carryforwards and approximately $2,700,000 in credits will expire without benefit to us.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

	December 31, 2006
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$8,000	$1,410,000	$1,418,000
Prepaids	-	122,000	122,000
Accrued liabilities	276,000	404,000	680,000
Net operating loss carryforwards	-	4,373,000	4,373,000
General business credits	-	3,593,000	3,593,000
	284,000	9,902,000	10,186,000
Valuation allowance			(10,186,000)
Net deferred tax assets			-
Involuntary conversion proceeds and service marks			-
			$-
	January 1, 2006
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$-	$529,000	$529,000
Accrued liabilities	298,000	(294,000)	4,000
Net operating loss carryforwards	-	3,839,000	3,839,000
General business credits	-	3,205,000	3,205,000
	298,000	7,279,000	7,577,000
Valuation allowance			(7,365,000)
Net deferred tax assets			212,000
Involuntary conversion proceeds and service marks			(212,000)
			$-

	January 2, 2005
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$-	$544,000	$544,000
Accrued liabilities	411,000	323,000	734,000
Net operating loss carryforwards	-	3,214,000	3,214,000
General business credits	-	2,848,000	2,848,000
	411,000	6,929,000	7,340,000
Valuation allowance			(7,113,000)
Net deferred tax assets			227,000
Involuntary conversion proceeds and service marks			(227,000)
			$-

NOTE 14. STOCK-BASED COMPENSATION PLANS

Stock Option Plans -- At December 31, 2006, we had two stock-based employee compensation plans that are more fully described below.

On September 11, 1995, our board of directors approved two employee stock option plans that have now both expired. The 1995 Employee Stock Option Plan, as amended, originally provided for the issuance of options to purchase up to a total of 840,000 shares. The 1996 Employee Stock Option Plan provided for the issuance of options to purchase a total of 101,000 shares. There were no options awarded under these plans during 2006. As of December 31, 2006, options to purchase an aggregate of 163,507 shares were outstanding under the plans of which 105,500 were fully exercisable and 58,007 shares vest in future years.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On May 20, 1997, our stockholders approved the Stock Option Plan for Non-employee Directors. The plan, as amended, authorized a total of 150,000 shares to be reserved for issuance under the plan. There was no activity in this Plan during 2006. As of December 31, 2006, options to purchase 32,000 shares were outstanding and exercisable. The plan will expire on May 20, 2007.

On May 21, 2002, our stockholders approved the 2002 Equity Incentive Plan allowing for grants of options to purchase up to 1,850,000 shares of common stock. On June 22, 2005, our stockholders approved an amendment to increase the authorized grants to 5,000,000 shares of common stock. During November 2005, our board of directors reduced the number of shares available for issuance under the plan by 903,528, to a total of authorized grants of 4,096,472 shares under the plan. The options generally vest over three years, one third annually on the anniversary date of the grant and have a maximum term of 10 years, except for those grants issued beginning in 2005, which have a maximum term of 7 years. During 2006, options for 197,000 shares of common stock were granted under this plan at prices ranging between $0.55 and $0.93 per share, the fair market value on the date of the grant, of which 150,000 options were granted to directors and officers. As of December 31, 2006, options to purchase 3,284,258 shares were outstanding of which 1,820,235 were exercisable.

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

The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of income, upon adoption of FASB Statement No. 123 R (Share-Based Payment) in January 2006. The pre-tax charge that we avoided in 2006 was approximately $87,000, based on the original vesting periods. We also believe that because many of the options to be accelerated have exercise prices in excess of the current market value of our common stock, these options have limited economic value and are not fully achieving their original objective of incentivizing compensation and employee retention.

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, President and Chief Executive Officer, concurrent with her amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005, and vest as to 274,842 on each of July 1, 2007 and July 1, 2008. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans described above at an exercise price of $0.85 per share with vesting ratably in July 2007 and July 2008.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Transactions during 2006 were as follows:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at January 1, 2006	4,356,876	$0.88
Granted	197,000	0.75
Exercised	(9,466)	0.43
Forfeited	(161,117)	1.34

Outstanding at December 31, 2006	4,383,293	$0.86	5.4	$120,975

Exercisable at December 31, 2006	2,311,579	$0.84	5.3	$117,211

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the fiscal years 2006, 2005 and 2004 was approximately $3,000, $16,000 and $6,000, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2006, disclosed in the table above, represents the closing stock price on the last trading day of the year less the exercise price, multiplied by the number of in-the-money stock options outstanding. There was no excess cash tax benefit for the year ended December 31, 2006.

Stock-Based Compensation - Expense related to stock options issued to eligible employees under the Plans is recognized using a straight-line vesting schedule over the vesting period. Stock options generally vest over a period of 1 to 3 years and have contractual terms to exercise of 7 to 10 years. Stock option awards are valued based upon the Black-Scholes option-pricing model using the following assumptions:

Assumptions used in computing	Quarter Ended
fair value of option grants:	December 31, 2006	October 1, 2006	July 2, 2006	April 2, 2006
Volatility	30.0%	24.2%	20.3%	25.9%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	4.68%	5.00%	4.87%	4.46%
Dividend yield	0	0	0	0

At December 31, 2006, there was $614,000 of unrecognized, pre-tax compensation expense related to stock options that will be recognized over a weighted-average period of two years. The weighted average grant date fair value of stock options granted during 2006, 2005 and 2004 was $0.75, $0.89 and $0.77 per share, respectively. See Note 20, Subsequent Events for additional information on option grants.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15. EARNINGS (LOSS) PER SHARE

The following table represents the computation of basic and diluted earnings (loss) per share of common stock as required by FASB Statement No. 128:
	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Net loss attributable to common shareholders	$(3,002,843)	$(3,586,915)	$(1,343,490)

Weighted common shares outstanding	16,665,209	14,796,278	5,261,981

Basic net loss per share of common stock	$(0.18)	$(0.24)	$(0.26)

Effect of dilutive securities:
Preferred stock	-	-	-
Warrants	-	-	-
Stock options	-	-	-

Diluted weighted common shares outstanding	16,665,209	14,796,278	5,261,981

Diluted net loss per share of common stock	$(0.18)	$(0.24)	$(0.26)

Diluted net loss per common share excludes anti-dilutive stock options and warrants of 12,034,000, 7,831,000 and 6,352,000 for fiscal 2006, 2005 and 2004, respectively; additionally, the anti-dilutive effect of preferred stock of 8,491,000, 5,884,000 and 233,150 has been excluded for fiscal 2006, 2005 and 2004, respectively.

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

We recognized write-downs of $1,242,000 (of which $300,000 reduced prepaid rent), $211,000 and $201,000 (of which $96,000 was applied against reserves) during fiscal 2006, 2005 and 2004, respectively. We have seven operating restaurants that have been previously written-down for impairment through December 31, 2006. The write-down in 2006 related to one Florida restaurant with operating losses that had not previously been written down. The write-down in 2005 related to one Florida restaurant that was subject to a lease buy-out modification when we entered into an agreement with our landlord in St. Pete Beach, whereby on February 22, 2005, the landlord paid $600,000 to us for an option to buy-out the lease prior to its scheduled termination date. The write-down in 2004 related to restaurant level operating losses at one Florida restaurant that had not previously been written down. The fiscal 2006 and 2004 write-downs were necessitated by the then current period operating losses, as well as the projected undiscounted cash flows of the restaurants.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 17. DEFINED CONTRIBUTION PLAN

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

NOTE 18. ADVERTISING AND MARKETING

We have incurred the following costs for television, radio, billboards and local store marketing:

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
Advertising and marketing expenses	$1,351,000	$1,770,000	$1,467,000

As a percentage of revenues	2.8%	4.0%	3.5%

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for fiscal 2006 and 2005, (in thousands, except per share data):
	Fiscal Year 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$14,587	$13,054	$10,529	$9,659
Income (loss) from operations	475	(9)	(806)	(2,126)
Net income (loss) attributable to common stock	261	(9)	(962)	(2,292)
Basic earnings (loss) per share	$0.02	$(0.00)	$(0.06)	$(0.13)
Diluted earnings (loss) per share	$0.01	$(0.00)	$(0.06)	$(0.13)
Net income (loss) excluding non-recurring items (1)	284	(334)	(962)	(1,049)
Diluted earnings (loss) per share excluding non-recurring items	$0.01	$(0.02)	$(0.06)	$(0.06)

	Fiscal Year 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,526	$11,919	$10,241	$9,801
Income (loss) from operations	528	416	(907)	(1,623)
Net income (loss) attributable to common stock	410	(1,576)	(152)	(2,269)
Basic earnings (loss) per share	$0.03	$(0.10)	$(0.01)	$(0.14)
Diluted earnings (loss) per share	$0.03	$(0.10)	$(0.01)	$(0.14)
Net income (loss) excluding non-recurring items (2)	563	(182)	(1,010)	(1,237)
Diluted earnings (loss) per share excluding non-recurring items	$0.04	$(0.01)	$(0.06)	$(0.08)

(1)	One-time non-recurring charges (income) were $23,000, ($325,000) and $1,242,000 in the first, second and fourth quarters, respectively.
(2)	One-time non-recurring charges (income) were $153,000, $1,394,000, ($858,000) and $1,032,000 in the first, second, third and fourth quarters, respectively.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20. SUBSEQUENT EVENTS

In January 2007, we granted options to purchase 490,817 shares of our common stock to key employees, including 308,992 options issued to executive officers, with an exercise price of $0.70 per share. The options vest ratably over three years and have a term of seven years. The estimated cost of these stock option awards to be recognized in our consolidated financial statements is $126,000. The cost will be expensed $42,000 annually in each of fiscal years 2008, 2009 and 2010.

In March 2005, our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. Upon completion of our financing in May 2005, the maturity date was extended to May 23, 2007. On March 30, 2007, the total amount of the line of credit was reduced to $1,440,000, and the maturity date was further extended to May 23, 2008 at a fee of 7% of the $1,440,000 borrowed, or $101,000, payable through the issuance of 224,000 shares of our common stock, based on the closing stock price on that date of $0.45 per share

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The information required by this item concerning our executive officers, is set forth under the headings “Our Executive Officers” in Part I of this Annual Report on Form 10-K.

The information required by this item is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1) and (2)	See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits - Exhibits Nos. 10.1, 10.2, 10.4, 10.5, 10.17, 10.22, 10.23, 10.24, 10.30, 10.31, 10.34, 10.35, 10.36, 10.37, 10.38 and 10.39 are management contracts, compensatory plans or arrangements.

Number	Description
3.1	Certificate of Incorporation. (1)
3.2	Agreement and Plan of Merger, dated March 31, 1996, by and between Shells Seafood Restaurants, Inc., a Delaware Corporation, and Shells Seafood Restaurant, Inc., a Florida Corporation. (1)
3.3	By-laws. (1)
3.4	Certificate of Designations of Series A Convertible Preferred Stock. (2)
3.5	Certificate of Designations of Series B Convertible Preferred Stock. (6)
3.6	Certificate of Amendment, dated March 17, 2005. (8)
3.7	Certificate of Amendment, dated July 7, 2005. (8)
4.1	Specimen common stock certificate. (1)
4.2	Specimen Series B Convertible Preferred stock certificate. (8)

10.1	1996 Employee Stock Option Plan. (1)
10.2	1995 Employee Stock Option Plan. (1)
10.3	Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc. (1)
10.4	1996 Stock Option Plan for Non-Employee Directors. (2)
10.5	2002 Equity Incentive Plan, as amended. (7)
10.6	First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc. (1)
10.7	Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH Investments, Inc. (1)
10.8	First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc. (1)
10.9	Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint Venture and Shells Seafood Restaurants, Inc (1)
10.10	Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc. and Shells Seafood Restaurants, Inc., as amended. (1)
10.11	Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc., as amended. (1)
10.12	Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc. (1)
10.13	Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc. (1)
10.14
Agreement for Consulting and Management Services and Licensing of Service Marks, dated October 4, 1989 by and between Ursula Collaud and Shells of Daytona Beach, Inc., as amended by the Stipulation of Settlement dated December 2, 1994. (1)

10.15	Form of Directors Indemnification Agreement. (1)

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Number	Description
10.16
Agreement for the purchase and sale of leases, leasehold improvements, restaurant assets, assigned contracts and restaurant licenses by Shells Seafood Restaurants, Inc. for the benefit of Islands Florida LP. (2)

10.17	Letter from board of directors, dated January 19, 2000, clarifying severance arrangement for Warren R. Nelson. (2)
10.18	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc. (2)
10.19	Second Amendment to Management and License Agreement, dated October 4, 2001, between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc. (2)
10.20
Loan agreement, dated October 25, 2002, between Shells of Melbourne, Joint Venture and Colonial Bank (previously known as Manufacturers Bank of Florida), in the renewal principal amount of $635,506. (2)

10.21	Distribution Agreement, dated October 20, 2005, between Shells Seafood Restaurants, Inc. and Performance Food Group, LLC. (3)
10.22	Amendment to the Non-Employee Director Stock Option Plan, as approved October 23, 2001. (2)
10.23	Amendment to the 1995 Employee Stock Option Plan, as approved October 23, 2001. (2)
10.24	Employment Agreement, dated July 1, 2003, between Leslie J. Christon and Shells Seafood Restaurants, Inc. (4)
10.25	Form of Stock Purchase Warrant, dated December 7, 2004, in the aggregate of 1,971,250 warrants to purchase shares of common stock. (5)
10.26	Form of Securities Purchase Agreement dated May 24, 2005, by and among Shells Seafood Restaurants, Inc. and the investor parties thereto. (6)
10.27	Form of Stock Purchase Warrant, issued in connection with May 24, 2005 financing. (6)
10.28	Form of Placement Agent Warrant issued to JMP Securities LLC. (6)
10.29	Amendment No. 1 to Loan and Security Agreement, dated as of May 23, 2005. (6)
10.30	Form of Stock Option Agreement for Non-Employee Directors Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan. (7)
10.31	Form of Stock Option Agreement for Employees Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan. (7)
10.32	Agreement, dated August 5, 2005, by and between Shells Seafood Restaurants, Inc. and Deborah Christen Corporation regarding the Carrollwood trade area. (9)
10.33	Amendment No. 1, dated December 20, 2006, by and between Shells Seafood Restaurants, Inc. and Deborah Christen Corporation. (14)
10.34	Amended and Restated Employment Agreement, effective as of July 1, 2005, by and between Shells Seafood Restaurants, Inc. and Leslie J. Christon. (10)
10.35	Stock Option Agreement, dated November 14, 2005, by and between Shells Seafood Restaurants, Inc. and Leslie J. Christon. (10)
10.36	Amendment to the 2002 Equity Incentive Plan, dated November 14, 2005. (10)
10.37	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Warrant Nelson. (11)
10.38	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Guy Kathman. (11)

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Number	Description
10.39	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Chris Ward. (11)
10.40	Purchase and Sale Agreement, dated April 17, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the Ocala, Florida location. (12)
10.41	Land and Building Lease, dated April 17, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the Ocala, Florida location. (12)
10.42	Purchase and Sale Agreement, dated October 27, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the New Smyrna Beach, Florida location. (13)
10.43	Land and Building Lease, dated October 27, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the New Smyrna Beach, Florida location. (13)
10.45	Renewal Letter on Credit Facility, dated September 28, 2006. (15)
10.46	Promissory Note, dated December 28, 2005, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.47	Business Loan Agreement, dated December 28, 2005, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.48	Commercial Security Agreement, dated December 28, 2005, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.49	Extension Letter, dated July 7, 2006, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.50	Amendment No. 2 to the Loan and Security Agreement, dated March 30, 2007. (17)
14	Code of Business Conduct and Ethics. (2)
21.1	Subsidiaries of the Registrant. (8)

_______________
(1)	Included as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference (File No. 333-1600).
(2)	Included as an exhibit to our Annual Report on Form 10-K or 10-K/A for the fiscal year ended December 28, 2003 and incorporated herein by reference.
(3)	Included as an exhibit to our Annual Report on Form 10-K or 10-K/A for the fiscal year ended January 1, 2006 and incorporated herein by reference.
(4)	Included as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.
(5)	Included as an exhibit to our Current Report on Form 8-K dated December 9, 2004 and incorporated herein by reference.
(6)	Included as an exhibit to our Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.
(7)	Included as an exhibit to our Current Report on Form 8-K dated May 28, 2005 and incorporated herein by reference.
(8)	Included as an exhibit to our Registration Statement on Form S-1 dated July 8, 2005 and incorporated herein by reference.
(9)	Included as an exhibit to our Current Report on Form 8-K dated August 9, 2005 and incorporated herein by reference.
(10)	Included as an exhibit to our Current Report on Form 8-K dated November 14, 2005 and incorporated herein by reference.
(11)	Included as an exhibit to our Current Report on Form 8-K dated March 13, 2006 and incorporated herein by reference.
(12)	Included as an exhibit to our Current Report on Form 8-K dated April 21, 2006 and incorporated herein by reference.
(13)	Included as an exhibit to our Current Report on Form 8-K dated November 2, 2006 and incorporated herein by reference.
(14)	Included as an exhibit to our Current Report on Form 8-K dated December 21, 2006 and incorporated herein by reference.
(15)	Included as an exhibit to our Current Report on Form 8-K dated September 28, 2006 and incorporated herein by reference.
(16)	Included as an exhibit to our Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.
(17)	Included as an exhibit to our Current Report on Form 8-K dated April 2, 2007 and incorporated herein by reference.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(b)	Exhibits (currently being filed or not previously filed)

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906

99.1	Insider Trading Compliance Policy, adopted February 5, 2007

99.2	Audit Committee Charter, adopted December 22, 2006

(c)	Financial Statements

All financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	SHELLS SEAFOOD RESTAURANTS, INC.

By: /s/ Warren R. Nelson
Warren R. Nelson Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie J. Christon	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007
Leslie J. Christon

/s/ Warren R. Nelson	Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	April 2, 2007
Warren R. Nelson

/s/ Philip R. Chapman	Chairman of the Board	April 2, 2007
Philip R. Chapman

/s/ Michael R. Golding	Director	April 2, 2007
Michael R. Golding

/s/ Gary L. Herman	Director	April 2, 2007
Gary L. Herman

/s/ Christopher D. Illick	Director	April 2, 2007
Christopher D. Illick

/s/ Jay A. Wolf	Director	April 2, 2007
Jay A. Wolf