Form 10-K/A
period 2006-12-31
SHELLS SEAFOOD RESTAURANTS INC
filed 2007-04-30
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
[X]	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006
Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on April 2, 2007 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item concerning our executive officers is set forth under the headings “Our Executive Officers” in Part I of this Annual Report on Form 10-K.

Directors

Our directors, their ages, the year in which they each first became a director and their principal occupation or employment during the past five years are set forth below.

Director	Age	Director Since	Principal Occupation During the Past Five Years
Philip R. Chapman	45	1997
Mr. Chapman has served on the Board of Directors since May 1997 and as Chairman since April 2002. Since 1993, Mr. Chapman has been President of Adler & Company, a corporation which provides administrative services for financial and venture capital investing, including certain entities controlled by Frederick R. Adler, a greater than 10% stockholder. Mr. Chapman is a director of Regeneration Technologies, Inc., a company which produces allografts for surgical use, and various private companies. He is also a managing partner of Alpha Beta Capital Management LLC, a private hedge fund. Mr. Chapman is the son-in-law of Fredrick R. Adler.

Leslie J. Christon	52	2004
Mrs. Christon has served as our President and Chief Executive Officer since joining our company in July 2003. From 2002 to 2003, Mrs. Christon was self-employed as a management consultant in the restaurant industry. From 2000 to 2002, Mrs. Christon was employed by Sutton Place Gourmet, Inc. as its President and Chief Operating Officer. From 1996 to 2000, Mrs. Christon was employed by Brinker International, On the Border Restaurants, as its President.

Michael R. Golding	73	2002
Dr. Golding has served as a Board Member since 2002 and is currently a member of the Audit Committee. Dr. Golding has been a professor of surgery at the State University of New York Health Science Center in Brooklyn, New York since 1963, where he is currently an Emeritus Clinical Professor of Surgery. From 1977 to 1989, Dr. Golding served as Director of Surgery at Lutheran Medical Center in Brooklyn, New York. From 1984 to 1989, Dr. Golding was President of the Tri-Boro Association of Directors of Surgery. Dr. Golding is a Fellow of the American College of Surgeons, a Fellow of the American College of Chest Physicians, and a Fellow of the American College of Angelology. Dr. Golding is a Member of the Board of Directors of the United Hospital Fund. Dr. Golding also serves on the boards of numerous professional entities and private companies.

Gary L. Herman	42	2004
Mr. Herman has been a member of Galloway Capital Management, LLC, an affiliate of a greater than 10% stockholder, since 2002. Mr. Herman has been the Chairman and Secretary of Digital Creative Development Corporation, an investment holding company, since 2001. He has been the Secretary and a member of the Board of Directors of DataMetrics Corporation, a military defense company, since 2000, and Chairman since 2005. From 1997 to 2002, Mr. Herman was an Associate Managing Director of Burnham Securities, Inc.

Christopher D. Illick	68	1998
Mr. Illick has been the President of iQ Venture Partners, Inc., an investment bank, since 2001 and was formerly a General Partner of Illick Brothers, a real estate and management concern, since 1965. From 1997 to 2001, Mr. Illick was a senior officer of the investment bank of Brean Murray & Co., Inc.

Jay A. Wolf	34	2004
Since 2004, Mr. Wolf has served as a Managing Director of Trinad Capital, L.P., an activist hedge fund. From 1999 to 2003, Mr. Wolf served as Vice President of Corporate Development for Wolf Group Integrated Communications Ltd., a marketing communications firm, where he was responsible for the company’s acquisition program. From 1996 to 1999, Mr. Wolf was employed by Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and, subsequently by Trillium Growth Capital, the firm’s venture capital fund. Mr. Wolf currently sits on the Board of ProLink Holdings Corp, a public company providing electronic GPS services to the golf industry, and US Wireless Data, Inc., a public development stage company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2006, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis, except that Gary L. Herman, a director, and Bruce Galloway, a greater than 10% beneficial owner, did not report the changes in their ownership of our common stock with the SEC on a timely basis. Each of Mr. Herman and Mr. Galloway subsequently filed a Form 5 with the SEC reflecting their ownership of our common stock.

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

Audit Committee Financial Expert

Our board of directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. In 2006, the Audit Committee consisted of Messrs. Illick, Golding and Hoffner. Mr. Hoffner resigned from the board of directors and our Audit Committee effective as of January 1, 2007. Mr. Illick and Dr. Golding are the current members of the Audit Committee and our board of directors has determined that they are “independent” as that term is defined by Rule 4200(a)(15) of the NASDAQ Listing Standards. Our board of directors has determined that Mr. Illick qualifies as an “audit committee financial expert”, as that term is defined in Item 407(d) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

We manage and operate full service, mid-priced, casual dining seafood restaurants. One of our central goals is to ensure that our remuneration policy enables us to attract, retain and reward capable employees who can contribute, both short and longer-term, to our success. Equity participation and a strong alignment to stockholders’ interests are key elements of our compensation philosophy. Accordingly, our executive compensation program is designed to provide competitive compensation, support our business goals and reflect our performance. The compensation program reflects the following principles:

•	compensation should encourage increased stockholder value;
•	compensation programs should reflect and promote our values and reward individuals for outstanding contributions towards business goals; and
•	compensation programs should enable us to attract and retain highly qualified professionals

In establishing the 2006 compensation for our executive officers, the Stock Option and Compensation Committee of our board of directors (the “Stock Option and Compensation Committee”):

•	analyzed the compensation levels of comparable executive officers within the restaurant industry peer group;
•	determined a mix of base salary and bonus opportunity, along with an equity position to align our executive officers’ compensation with our performance;
•	assessed our executive officers’ performance; and
•	assessed our financial and business results compared to other companies within the restaurant industry and our financial performance relative to our past performance and financial goals.

In fiscal 2006, Leslie J. Christon participated in deliberations of the Stock Option and Compensation Committee regarding executive compensation. However, Mrs. Christon did not participate in deliberations concerning her own compensation. Publicly available executive compensation information, within the restaurant industry peer group, is reviewed and considered by the Stock Option and Compensation Committee in determining executive compensation.

Compensation Elements

Our executive compensation program consists of three parts: base salary, bonus and long-term incentive awards. In awarding salary increases and bonuses, we considered whether the compensation package as a whole appropriately compensated each executive for our performance during fiscal 2006 for that executive’s contribution to this performance. In addition, we offer our executive officers severance arrangements and fringe benefits and perquisites, each of which is intended to serve our overall compensation philosophy.

Base Salaries. Base salary represents the fixed component of the executive compensation program. Our practice generally is to maintain base salaries at approximately competitive industry averages. Determinations of base salary levels are established for an annual review of marketplace competitiveness with similar restaurant companies. Periodic increases in base salary relate to individual contributions to our overall performance and relative marketplace competitiveness.

Non-Equity Incentive Awards (Bonuses). Bonuses represent the variable component of the executive compensation program that is tied to our overall performance and to individual achievement. To the extent deemed appropriate, our policy is to grant bonuses as a portion of the compensation paid to our management personnel. In determining bonuses, we consider factors such as our performance during the year and the individual’s contribution to that performance. Our executive and management bonus program (“2006 Management Compensation Plan”) specifies criteria relating to our financial performance, as well as individual contributions to our company. The bonus potential for each individual is set at the beginning of the year and was 100% of base pay for Mrs. Christon and 35% of base pay for each of Messrs. Kathman, Nelson and Ward. The 2006 Management Compensation Plan specifies measurement criteria based on actual annual cash flow performance versus budget and allows for a bonus incentive based on individual performance (10% of bonus potential).

Long-Term Equity Incentive Awards. We believe that an important goal of the executive compensation program should be to provide executives and key employees, who have significant responsibility for our management, growth and future success, with an opportunity to increase their ownership in our company and the potential for financial gain from increases in our stock price. This approach ensures that the interests of the stockholders, executives and employees will be closely aligned. Therefore, our executive officers and our other key employees are granted long-term incentive awards which give them a right to purchase shares of common stock at a specified price in the future.

We previously granted stock options under our 1995 Employee Stock Option Plan (the “1995 Plan”) and our 1996 Employee Stock Option Plan (the “1996 Plan”). Each of the 1995 Plan and the 1996 Plan expired on its respective tenth anniversary as provided in the plan document. The last of the options that remain outstanding under the 1995 Plan and the 1996 Plan expire in May 2011. We currently have one equity incentive plan for employees, the 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan authorizes us to issue incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code, as amended (the “Code”), and stock options that do not conform to the requirements of that Code section (“Non-ISOs”). The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Section 422 of the Code) 10% or more of our outstanding stock, the exercise price cannot be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the common stock. Options may not be exercised on or after the seventh anniversary (fifth anniversary in the case of an ISO granted to a 10% stockholder) of the date of grant. Options issued prior to June 2005 may not be exercised on or after the tenth anniversary of the date of grant. Options may not be transferred during the lifetime of an option holder.

The 2002 Plan is administered by the Stock Option and Compensation Committee. Subject to the provisions of the 2002 Plan, the Stock Option and Compensation Committee has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payment by option holders upon exercise of an option may be made (as determined by the Stock Option and Compensation Committee) in cash or other such form of payment acceptable to the Stock Option and Compensation Committee, including shares of common stock.

The 2002 Plan also provides for grants of restricted stock units, the value of which is tied to shares of common stock, and other equity based awards related to common stock, including unrestricted shares of common stock, stock appreciation rights and dividend equivalents. Awards of restricted stock, restricted stock units and other types of equity based awards may be made in such amounts, and are subject to such terms and conditions as the Stock Option and Compensation Committee may determine.

The following are the forms of long-term incentive awards that the Stock Option and Compensation Committee may decide to grant to our employees under the 2002 Plan:

Stock Options. The Stock Option and Compensation Committee believes that the option awards are consistent with the objectives of our executive compensation program, as grants of options provide an incentive for the creation of stockholder value, since the benefit of the award can only be realized with an appreciation in the price of our common stock. The grant of options is based primarily on an employee’s potential contribution to our growth and financial results. In determining the size of option grants, we also consider the number of options owned by such executive, the number and exercise price of options previously granted and currently outstanding, and the aggregate size of the current option grants. Options generally are granted at the prevailing market value of our common stock and will only have value if our stock price increases. Generally, grants of options vest over time, and the individual must be employed by Shells for the options to vest.

Restricted Stock and Restricted Stock Units. The Stock Option and Compensation Committee may also grant restricted stock and restricted stock units to our executive officers. The Stock Option and Compensation Committee may establish conditions and restrictions on the vesting of such awards and on the issuance of shares of restricted stock as it deems appropriate, including, without limitation, conditions and restrictions based upon continued service, the attainment of specified performance goals and/or other factors and criteria deemed relevant for this purpose. The Stock Option and Compensation Committee has not awarded such restricted stock or restricted stock units to any of our named executive officers.

Other Equity-Based Awards. The Stock Option and Compensation Committee may grant other types of equity-based awards, including, without limitation, the grant or offer for sale of unrestricted shares of common stock and/or the grant of stock appreciation rights or dividend equivalents, in such amounts and subject to the terms and conditions as the Stock Option and Compensation Committee determines. These other equity-based awards may be granted to comply with or take advantage of applicable local laws or jurisdictions other than the United States. The Stock Option and Compensation Committee has not awarded such other equity-based awards to any of our named executive officers.

Severance Arrangements. In connection with the employment agreements we entered into with each named executive officer, the Stock Option and Compensation Committee determined that the adoption of a severance structure which is competitive with those offered by similarly situated public companies in the restaurant industry would advance the objectives which the Stock Option and Compensation Committee has established for our executive compensation program. In addition, the Stock Option and Compensation Committee believes that formalizing our severance practices benefits us by providing us with certainty in terms of our obligations to an eligible executive in the event that our relationship with any such executive is severed.

The selection of the measures used to determine the amounts payable upon the happening of certain events as well as the selection of the types of events which trigger severance payments, represent the determination by the Stock Option and Compensation Committee and our Board of Directors regarding the best position for us to be in should any such event occur in light of the objectives which have been established for our executive compensation program. The severance payment structure also benefits us by virtue of the confidential information, non-competition, non-solicitation provisions, which inure to our benefit in the event that an eligible executive severs employment with us. In the event of change-in-control, severance payments are applicable if an executive is terminated without cause or if executive terminates employment due to a significant diminuation in responsibilities or a relocation in excess of 50 miles from Tampa, Florida. Mrs. Christon and Mr. Nelson also receive severance payments in the event of termination without cause.

Fringe Benefits and Perquisites. Our named executive officers are eligible to participate in COBRA health insurance or in any other benefits generally available to our executives. Leslie J. Christon is entitled to an automobile allowance of $1,000 per month, plus maintenance, reimbursement for the cost of gasoline used for daily commutation to work and for business travel and automobile insurance. In his role as Vice President of Operations, Mr. Kathman utilizes a company owned vehicle for his travel to and supervision of our restaurants. Mrs. Christon and Messrs. Kathman and Nelson each hold company paid life insurance policies.

Adjustment or Recovery of Payments or Awards

We do not have a policy regarding the adjustment or recovery of payments or awards (other than as required by law) if relevant performance measures are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Impact of Tax Treatments on Compensation

Section 162(m) of the Code limits the annual tax deduction for public companies to $1 million for compensation paid to a company’s chief executive officer or any of the four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if the Code requirements are met. While such stock options vest over a specified period of time contingent upon the option holder’s continued employment, such stock options only have value if our performance results in a stock price higher than the price on the date of grant.

While we intend to seek to take advantage of favorable tax treatment for executive compensation where appropriate, the primary drivers for determining the amount and form of executive compensation must be the retention and motivation of superior executive talent rather than tax-based considerations.

Future Periods

The foregoing discussion describes the compensation objectives and policies which we utilized with respect to our named executive officers during 2006. In the future, as the Stock Option and Compensation Committee continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

STOCK OPTION AND COMPENSATION COMMITTEE REPORT

The Stock Option and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on its review and discussions with management, the Stock Option and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Stock Option and Compensation Committee,
Philip R. Chapman
Jay A. Wolf

Summary Compensation Table

The following table summarizes compensation earned by the Chief Executive Officer, Chief Financial Officer and the two other executive officers (each, a “named executive officer”) for the year ended December 31, 2006:

NAME AND PRINCIPAL POSITION	YEAR	SALARY (1)	OPTION AWARDS(2)	NON-EQUITY INCENTIVE PLAN COMPENSATION(1)(3)	ALL OTHER COMPENSATION	TOTAL
Leslie J. Christon	2006	$300,000	$-	$21,155	$12,530	$333,685
Chief Executive Officer and President
(Principal Executive Officer) (4)

Warren R. Nelson	2006	166,904	11,596	9,484	868	188,852
Executive Vice President of Finance,
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer) (5)

Guy C. Kathman	2006	144,634	3,517	8,348	516	157,015
Vice President of Operations (6)

Christopher R. Ward, Sr.	2006	127,927	3,227	7,539	-	138,693
Vice President of Purchasing
_____________________

(1)	All of the salaries and non-equity incentive plan compensation for the named executive officers in 2006 were paid in cash.
(2)
Option awards consist of compensation cost recognized in our financial statements with respect to awards granted in previous fiscal years and the subject fiscal year. Option awards are expensed on a straight-line basis over the vesting period of the award. The option awards are valued at fair value using the Black-Scholes option pricing model. Effective January 1, 2006, we adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123R, “Share-Based Payment.”  The fair value based method requires us to expense all stock-based employee compensation.  See Note 1 and Note 14 to our audited financial statements for the 2006 fiscal year, contained in Part I Item 8 “Financial Statements”, to this Annual Report on Form 10-K, for the methodology used and assumptions made in the valuation of our options.

(3)
All non-equity incentive plan compensation earned by our named executive officers for the 2006 fiscal year under the 2006 Management Compensation Plan was paid during such period as disclosed in the column above. See Compensation Discussion and Analysis for a discussion of the 2006 Management Compensation Plan.

(4)	Other compensation for Mrs. Christon includes an automobile allowance of $12,000 and life insurance premiums paid by Shells of $530.
(5)	Other compensation for Mr. Nelson consists of life insurance premiums paid by Shells of $868, in aggregate, for policy years covering 2005 and 2006.
(6)	Other compensation for Mr. Kathman consists of life insurance premiums paid by Shells of $516.

Narrative Discussion of Summary Compensation Table Information

The following is a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our named executive officers.

Leslie J. Christon

Cash Compensation (Base Salaries and Bonuses). Mrs. Christon was awarded total cash compensation for her services to us in 2006 in the amount of $321,155. Of this sum, $300,000 represents Mrs. Christon’s annual base salary for 2006 and $21,155 represents an amount earned or paid to Mrs. Christon as a cash bonus under the 2006 Management Compensation Plan and her employment agreement. The base salary and cash bonus paid to Mrs. Christon for 2006 constituted approximately 90% and 6%, respectively, of the total compensation paid to Mrs. Christon as set forth in the “Total” column in the Summary Compensation Table.

The Stock Option and Compensation Committee determined it appropriate to increase the annual base salary and decrease the cash bonus to Mrs. Christon for her services to us in 2006. In determining Mrs. Christon’s base salary and cash bonus for 2006, the Stock Option and Compensation Committee considered the competitive trends, our overall performance and resources, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to Mrs. Christon including the performance of Mrs. Christon and her level of experience, ability and knowledge. Based on our performance and Mrs. Christon’s contribution to such performance for 2006, Mrs. Christon’s annual base salary and cash bonus was adjusted from $287,115 and $89,375, respectively, in 2005 to $300,000 and $21,155, respectively, in 2006. Quantitative and qualitative factors, such as our financial performance, were considered in determining Mrs. Christon’s base salary. Her industry experience, past performance, and the total cash compensation necessary to retain top executive talent were also important factors in determining base salary.

Long-Term Equity Incentive Awards. In fiscal 2003, pursuant to her employment agreement, Mrs. Christon was granted an option to purchase 297,374 shares of common stock. The option vested annually over two years. Integral to the financing completed on May 24, 2005, the Board of Directors ratified two option grants, one prior to the financing and the second following the financing. On March 21, 2005, Mrs. Christon was granted an option to purchase 450,000 shares which vest as to one-third of the shares on each anniversary of the grant date. On June 13, 2005, Mrs. Christon was granted an option, subject stockholder approval of an increase of the authorized shares under the 2002 Plan, to purchase 450,000 shares which vested as to one-third of the shares on December 31, 2005 and vests as to one-third of the shares on each of June 13, 2007 and June 13, 2008. Effective July 1, 2005, we entered into an Amended and Restated Employment Agreement with Mrs. Christon. In connection therewith, we granted Mrs. Christon options to purchase an additional 1,061,535 shares of our common stock which vested as to 353,845 shares on December 31, 2005, and will vest as to 353,845 shares on each of July 1, 2007 and July 1, 2008, subject to her continued employment with Shells. These stock options consist of (a) options to purchase 903,528 shares pursuant to a Stock Option Agreement, dated November 14, 2005, by and between Mrs. Christon and us, (b) options to purchase 100,000 shares pursuant to our 2002 Plan and (c) the options to purchase 58,007 shares pursuant to our 1996 Plan. Based on the vesting schedule of the options, we expect to recognize compensation expense of approximately $207,000 in each of 2007 and 2008 as a result of the adoption of FASB Statement No. 123-R, “Share-Based Payment.” Further, in the event our common stock is not publicly traded, we shall have the right to repurchase any shares purchased by Mrs. Christon upon the exercise of her option to purchase 1,061,535 shares granted on November 14, 2005 at the fair market value of such shares by giving written notice to Mrs. Christon within one year after her employment is terminated. No long-term incentive awards were granted to Mrs. Christon in 2006.

Fringe Benefits and Perquisites. Mrs. Christon is entitled to an automobile allowance of $1,000 per month, plus maintenance, reimbursement for the cost of gasoline used for daily commutation to work and for business travel and automobile insurance. We pay the premiums on a $500,000 term life insurance policy on Mrs. Christon which policy is owned by us and payable to a beneficiary designated by Mrs. Christon. Mrs. Christon is also eligible to participate in COBRA health insurance, or in any other benefits generally available to our executive officers.

Employment Agreement. Effective July 1, 2005, we entered into an amended and restated employment agreement with Mrs. Christon. The amended and restated employment agreement extended the term of her employment with us through June 30, 2007, subject to automatic successive one year extensions thereof, unless either party delivers prior written notice of non-extension. Pursuant to the amended and restated employment agreement, Mrs. Christon is entitled to receive an annual base salary of $300,000 and a target bonus potential up to 100% of her base salary. For a detailed description of the severance provisions contained in her employment agreement, please refer to the narrative discussion Severance Arrangements.

Warren R. Nelson

Cash Compensation (Base Salaries and Bonuses). Mr. Nelson was awarded total cash compensation for his services to us in 2006 in the amount of $176,388. Of this sum, $166,904 represents Mr. Nelson’s annual base salary for 2006 and $9,484 represents an amount earned or paid to Mr. Nelson as a cash bonus under the 2006 Management Compensation Plan. The base salary and cash bonus paid to Mr. Nelson for 2006 constituted approximately 88% and 5%, respectively, of the total compensation paid to Mr. Nelson as set forth in the “Total” column in the Summary Compensation Table.

The Stock Option and Compensation Committee determined it appropriate to increase the annual base salary and decrease the cash bonus to Mr. Nelson for his services to us in 2006. In determining Mr. Nelson’s base salary and cash bonus for 2006, the Stock Option and Compensation Committee considered the competitive trends, our overall performance and resources, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to Mr. Nelson including the performance of Mr. Nelson and his level of his experience, ability and knowledge. Based on our performance and Mr. Nelson’s contribution to such performance for 2006, Mr. Nelson’s annual base salary and cash bonus was adjusted from $161,885 and $36,540, respectively, in 2005 to $166,904 and $9,484, respectively in 2006. Quantitative and qualitative factors, such as our financial performance, were considered in determining Mr. Nelson’s base salary. His industry experience, past performance, and the total cash compensation necessary to retain top executive talent were also important factors in determining base salary.

Long-Term Equity Incentive Awards. Integral to the financing completed on May 24, 2005, the Board of Directors ratified two option grants, one prior to the financing and the second following the financing. On March 21, 2005, Mr. Nelson was granted an option to purchase 125,000 shares which vest as to one-third of the shares on each anniversary of the grant date. On June 13, 2005, Mr. Nelson was granted an option, subject stockholder approval of an increase of the authorized shares under the 2002 Plan, to purchase 125,000 shares which vested as to one-third of the shares on December 31, 2005 and vests as to one-third of the shares on each of June 13, 2007 and June 13, 2008. No long-term incentive awards were granted to Mr. Nelson in 2006. On January 5, 2007, Mr. Nelson was granted an option to purchase 158,992 shares which vest as to one-third of the shares on each anniversary of the grant date. Of the total option grant, options to purchase 100,000 shares of common stock was deemed as newly issued long-term incentive. Whereas, an option to purchase 58,992 shares was to replace options previously expired or significantly under water.

Fringe Benefits and Perquisites. Mr. Nelson is eligible to participate in certain retirement, COBRA health insurance, 401(k) or any other plan or arrangement, or in any other benefits generally available to our executive officers. We reimburse Mr. Nelson for the premiums on a $240,000 term life insurance policy which is payable to a beneficiary designated by Mr. Nelson.

Severance Agreement. Effective March 13, 2006, we entered into an agreement with Mr. Nelson to provide him with severance and other consideration in the event of a Change in Control of Shells (as defined in the agreement). The severance agreement remains effective through June 30, 2007, subject to automatic successive one-year extensions thereof, unless either party delivers prior written notice of non-extension. Mr. Nelson also is party to a letter agreement with the Board of Directors clarifying his severance arrangement if he is terminated without cause. For a detailed description of his severance agreements, please refer to the narrative discussion Severance Arrangements.

Guy C. Kathman

Cash Compensation (Base Salaries and Bonuses). Mr. Kathman was awarded total cash compensation for his services to us in 2006 in the amount of $152,982. Of this sum, $144,634 represents Mr. Kathman’s annual base salary for 2006 and $8,348 represents an amount earned or paid to Mr. Kathman as a cash bonus, under the 2006 Management Compensation Plan. The base salary and cash bonus paid to Mr. Kathman for 2006 constituted approximately 92% and 5%, respectively, of the total compensation paid to Mr. Kathman as set forth in the “Total” column in the Summary Compensation Table.

The Stock Option and Compensation Committee determined it appropriate to increase the annual base salary and decrease the cash bonus to Mr. Kathman for his services to us in 2006. In determining Mr. Kathman’s base salary and cash bonus for 2006, the Stock Option and Compensation Committee considered the competitive trends, our overall performance and resources, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to Mr. Kathman including the performance of Mr. Kathman and his level of experience, ability and knowledge. Based on our performance and Mr. Kathman’s contributions to such performance for 2006, Mr. Kathman’s annual base salary and cash bonus was adjusted from $139,616 and $30,800, respectively, in 2005 to $144,634 and $8,348, respectively in 2006. Quantitative and qualitative factors, such as our financial performance, were considered in determining Mr. Kathman’s base salary. His industry experience, past performance, and the total cash compensation necessary to retain top executive talent were also important factors in determining base salary.

Long-Term Equity Incentive Awards. Integral to the financing completed on May 24, 2005, the Board of Directors ratified two option grants, one prior to the financing and the second following the financing. On March 21, 2005, Mr. Kathman was granted an option to purchase 125,000 shares which vest as to one-third of the shares on each anniversary of the grant date. On June 13, 2005, Mr. Kathman was granted an option, subject stockholder approval of an increase of the authorized shares under the 2002 Plan, to purchase 125,000 shares which vested as to one-third of the shares on December 31, 2005 and vests as to one-third of the shares on each of June 13, 2007 and June 13, 2008. No long-term incentive awards were granted to Mr. Kathman in 2006. On January 5, 2007, Mr. Kathman was granted an option to purchase 75,000 shares which vests as to one-third of the shares on each anniversary of the grant date.

Fringe Benefits and Perquisites. Mr. Kathman is eligible to participate in COBRA health insurance, or in any other benefits generally available to our executive officers. We pay premiums on a $100,000 term life insurance policy on Mr. Kathman which policy is owned by us and payable to a beneficiary designated by Mr. Kathman.

Severance Agreement. Effective March 13, 2006, we entered into an agreement with Mr. Kathman to provide him with severance and other consideration in the event of a Change in Control of Shells (as defined in the agreement). The severance agreement remains effective through June 30, 2007, subject to automatic successive one-year extensions thereof, unless either party delivers prior written notice of non-extension. For a detailed description of his severance agreement, please refer to the narrative discussion Severance Arrangements.

Christopher R. Ward, Sr.

Cash Compensation (Base Salaries and Bonuses). Mr. Ward was awarded total cash compensation for his services to us in 2006 in the amount of $135,466. Of this sum, $127,927 represents Mr. Ward’s annual base salary for 2006 and $7,539 represents an amount paid to Mr. Ward as a cash bonus, under the 2006 Management Compensation Plan. The base salary and cash bonus paid to Mr. Ward for 2006 constituted approximately 92% and 5%, respectively, of the total compensation paid to Mr. Ward as set forth in the “Total” column in the Summary Compensation Table.

The Stock Option and Compensation Committee determined it appropriate to increase the annual base salary and decrease the cash bonus to Mr. Ward for his services to us in 2006. In determining Mr. Ward’s base salary and cash bonus for 2006, the Stock Option and Compensation Committee considered the competitive trends, our overall performance and resources, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to Mr. Ward including the performance of Mr. Ward and his level of experience, ability and knowledge. Based on our performance and Mr. Ward’s contribution to such performance for 2006, Mr. Ward’s annual base salary and cash bonus was adjusted from $124,110 and $23,813, respectively, in 2005 to $127,927 and $7,539, respectively in 2006. Quantitative and qualitative factors, such as our financial performance, were considered in determining Mr. Ward’s base salary. His industry experience, past performance, and the total cash compensation necessary to retain top executive talent were also important factors in determining base salary.

Long-Term Equity Incentive Awards. As a hiring incentive, on September 7, 2004, Mr. Ward was granted options to purchase 40,000 shares which vested as to one-third of the shares on each of September 7, 2005 and December 31, 2005, and vests as to one-third of the shares on September 7, 2007. Integral to the financing completed on May 24, 2005, the Board of Directors ratified two option grants, one prior to the financing and the second following the financing. On March 21, 2005, Mr. Ward was granted an option to purchase 45,000 shares which vested as to one-third of the shares on each of December 31, 2005 and March 21, 2007 and vests as to one-third of the shares on March 21, 2008. On June 13, 2005, Mr. Ward was granted an option, subject stockholder approval of an increase of the authorized shares under the 2002 Plan, to purchase 45,000 shares which vested as to one-third of the shares on December 31, 2005 and vests as to one-third of the shares on each of June 13, 2007 and June 13, 2008. No long-term incentive awards were granted to Mr. Ward in 2006. On January 5, 2007, Mr. Ward was granted an option to purchase 75,000 shares which vests as to one-third of the shares on each anniversary of the grant date.

Fringe Benefits and Perquisites. Mr. Ward is eligible to participate in COBRA health insurance, or in any other benefits generally available to our executive officers.

Severance Agreement. Effective March 13, 2006, we entered into an agreement with Mr. Ward to provide him with severance and other consideration in the event of a Change in Control of Shells (as defined in the agreement). The severance agreement remains effective through June 30, 2007, subject to automatic successive one-year extensions thereof, unless either party delivers prior written notice of non-extension. For a detailed description of his severance agreement, please refer to the narrative discussion Severance Arrangements.

Grant of Plan Based Awards

We did not grant any award to our named executive officers under our 1996 Plan or 2002 Plan during the 2006 fiscal year. Our 1995 Plan and 1996 Plan expired and options may not be granted under such plans.

The only incentive awards that were granted to the named executive officers for the 2006 fiscal year were the non-equity incentive awards granted under the 2006 Management Plan Compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes outstanding stock options for each named executive officer as of December 31, 2006:
	NUMBER OF SECURITIES		OPTION
	UNDERLYING UNEXERCISED OPTIONS		EXERCISE
	(NUMBER OF SHARES)(#)		PRICE	OPTION
NAME	EXERCISABLE	UNEXERCISABLE (1)	PER SHARE	EXPIRATION DATE
Leslie J. Christon	297,374	-	$0.62	7/6/2013
	150,000	300,000 (2)	1.10	3/21/2015
	150,000	300,000 (3)	0.76	6/12/2013
	353,844	707,691 (4)	0.85	7/1/2012

Warren R. Nelson	5,000	-	5.13	1/10/2009
	10,000	-	2.00	2/6/2010
	20,000	-	0.45	4/18/2011
	152,771	5,213 (5)	0.42	2/28/2012
	41,666	83,334 (6)	1.10	3/21/2015
	41,666	83,334 (7)	0.76	6/13/2012

Guy C. Kathman	50,000	-	0.64	9/23/2013
	41,666	83,334 (6)	1.10	3/21/2015
	41,666	83,334 (7)	0.76	6/13/2012

Christopher R. Ward, Sr.	26,667	13,333 (8)	0.71	9/7/2014
	15,000	30,000 (9)	1.10	3/21/2015
	15,000	30,000(10)	0.76	6/13/2012

(1)	See Termination of Employment and Change in Control Arrangements, following this table, for additional information regarding vesting.
(2)	These options vested and became exercisable as to 150,000 shares on March 21, 2007 and will vest and become exercisable as to an additional 150,000 shares on March 21, 2008.
(3)	These options vest and become exercisable as to 150,000 shares on each of June 13, 2007 and June 13, 2008.

(4)	These options vest and become exercisable as to 353,845 shares on July 1, 2007 and as to 353,846 shares on July 1, 2008.
(5)	These options vest and become exercisable ratably each month through February 2007.
(6)	These options vested and became exercisable as to 41,667 shares on March 21, 2007 and will vest and become exercisable as to an additional 41,666 shares on March 21, 2008.
(7)	These options vest and become exercisable as to 41,667 shares on June 13, 2007 and as to 41,666 shares on June 13, 2008.
(8)	These options vest and become exercisable on September 7, 2007.
(9)	These options vested and became exercisable as to 15,000 shares on March 21, 2007 and will vest and become exercisable as to an additional 15,000 shares on March 21, 2008.
(10)	These options vest and become exercisable as to 15,000 shares on each of June 13, 2007 and June 13, 2008.

Option Exercises and Stock Vested

None of our named executive officers exercised any options to purchase our stock during the 2006 fiscal year. None of our named executive officers hold any shares or restricted stock, restricted stock units or similar instruments.

Termination of Employment and Change in Control Arrangements

Severance Arrangements

The Stock Option and Compensation Committee and our Board of Directors determined that it was in our best interests to provide severance arrangements to our named executive officers, based on such individual’s position with us. Accordingly, the amended and restated employment agreement we entered into with Leslie Christon (the “Christon Agreement”) provides the terms and conditions for certain payments and benefits upon an involuntary termination of the Mrs. Christon’s employment or the occurrence of certain other circumstances that may affect Mrs. Christon, including the termination of her employment following a change in control of Shells. We also entered into severance agreements (the “Executive Severance Agreements”) with each of Warren Nelson, Guy Kathman and Christopher Ward, Sr. to provide the terms and conditions for certain payments and benefits upon an involuntary termination of such executive officer’s employment or the occurrence of certain other circumstances that may affect such executive officer, including such executive’s termination of employment following a change in control of Shells. Mr. Nelson also has a letter agreement with the Board of Directors, dated January 19, 2000, specifying severance payments for termination without cause.

Termination Without Cause. In the event we terminate Mrs. Christon’s employment for any reason other than cause or her permanent disability or the death, then, provided that Mrs. Christon executes general release of all claims against us and abides by all restrictive covenants contained in the Christon Agreement, including, the provisions relating to non-competition, non-solicitation and confidentiality, Mrs. Christon will receive as severance payment her then effective base salary for a period commencing on the date of termination and ending on the earlier of the one-year anniversary of such date or the date upon which Mrs. Christon commences to employment with another entity. Mrs. Christon will continue to receive health coverage for herself and her dependents for a one-year period following the date of termination or, if earlier, until she commences employment with another entity. Such severance payments are not provided to Messrs. Nelson, Kathman or Ward under the Executive Severance Agreements. Pursuant to his letter agreement, if Mr. Nelson is terminated without cause, he is entitled to receive severance payments equal to twelve months of his then annual salary payable over the ensuing twelve-month period.

Termination for Cause; Permanent Disability; Death. In the event we terminate Mrs. Christon’s employment for cause, or due to her permanent disability or the death she will not be entitled to receive the severance payment described above. Termination for “cause” means termination because of: (a) executive’s refusal to perform, or continual neglect of, the duties under the employment agreement which is materially injurious to our company and the neglect is not remedied within 30 days after written notice from us; (b) executive’s conviction of any crime or offense involving money or property of Shells or which constitutes a felony; (c) executive’s performance or failure to act, for which if executive was prosecuted and convicted, would constitute a crime involving money or property of Shells or which constitutes a felony; (d) any attempt by executive to secure improperly any personal profit in connection with the business of Shells and which, to the extent capable of being cured, is not remedied within 30 days after written notice from us; and (e) executive’s breach of covenants relating to non-competition, non-solicitation and confidentiality. (The above for “cause” definition also apply for Messrs. Nelson, Kathman and Ward.) An executive shall be deemed to be “permanently disabled” if, because of ill health, physical or mental disability or for other causes beyond the executive’s control, the executive is unable to perform the essential functions of her/his job for 90 consecutive days or for a total of 120 days in any twelve month period.

Termination following a Change in Control. In the event that, within six months of a change in control of Shells, a named executive officer is terminated without cause or a named executive officer terminates her/his employment with us due to (a) a significant diminution in her/his job responsibilities or title or (b) the named executive officer being required to relocate outside of the Tampa, Florida market, then provided that the named executive officer executes a general release of all claims against us and abides by the covenants relating to non-competition, non-solicitation and confidentiality, then all the executive’s unvested stock options will vest immediately and the executive shall be entitled to receive a severance payment equal to one year’s then effective base salary (in the case of Mrs. Christon and Mr. Nelson) or nine months’ then effective base salary (in case of Messrs. Kathman and Ward). In addition, the named executive officer shall continue to receive health coverage for herself or himself and his or her dependents for the one-year period (in case of Mrs. Christon and Mr. Nelson) or nine month period (in case of Messrs. Kathman and Ward) following the date of termination or, if earlier, until the executive commences employment with another entity. A “change in control” is deemed to have occurred if (a) there is consummated (i) any consolidation or merger of Shells in which Shells is not the continuing or surviving corporation or pursuant to which our shares of common stock would be converted into cash, securities or other property, other than a merger of Shells in which the holders of our common stock immediately prior to the merger have not less than 50.1% of the ownership of common stock of the surviving corporation immediately after the merger or (ii) any sale, lease, exchange or other transfer of all, or substantially all, of our assets, (b) our stockholders approve any plan or proposal for our liquidation or dissolution, (c) any person who does not own 5% or more of our outstanding common stock becomes the beneficial owner of 35% or more of our outstanding common stock other than pursuant to a plan or arrangement entered into by such person or (d) during any period of two consecutive years, individuals who constitute the entire board of directors cease to constitute a majority, unless the election of a majority of the new directors was approved by a vote of at least two-thirds of the directors then still in the office.

The Stock Options and Compensation Committee and the Board have determined that such terms of severance payments are customary within the restaurant industry and, as such, are necessary for attracting and retaining capable and qualified senior management.

Effect on the Stock Options

Termination Without Cause. If the optionee’s employment terminates for any reason other than cause, permanent disability or death, then (a) that portion of the option that is exercisable on the date of termination remains exercisable by the optionee during 90 day period following the date of termination and (b) that portion of the option that is not exercisable on the date of termination will immediately terminate.

Termination for Cause, Death or Disability. If the optionee’s employment with Shells is terminated due to his or her death or permanent disability (as defined above), then (a) the portion of that option that is exercisable on the date of termination remains exercisable by the optionee during the one-year period following the date of termination, provided that, in the event of a termination due to disability, if the optionee dies during such one-year period, then the optionee’s beneficiary may exercise the option, to the extent exercisable by the optionee prior to his or her death, for a period of one year following the date of death and (b) the portion of that option that is not exercisable on the date of termination will immediately terminate. If the optionee’s employment is terminated for cause (as defined above), then the option will immediately terminate and cease to be exercisable.

Change in Control. If there occurs a change in control of Shells (substantially as defined above), the optionee’s right to exercise the options accelerates as follows: (a) if the optionee is not offered a comparable position with Shells, the option immediately becomes vested and exercisable in full or (b) if the optionee is offered a comparable position with Shells, the option immediately becomes vested and exercisable with respect on one-half of the shares of common stock for which this option is not vested and exercisable and if the optionee accepts such comparable position with Shells through the first anniversary of the change in control, the option, to the extent not already vested and exercisable, will become vested and exercisable in full on such first anniversary (or earlier) date. As described above, in the event that, within six months of a change in control of Shells, executive is terminated without cause or executive terminates her/his employment with us due to (a) a significant diminution in her/his job responsibilities or title or (b) the executive being required to relocate outside of the Tampa, Florida market, then provided that the executive executes a general release of all claims against us and abides by the covenants relating to non-competition, non-solicitation and confidentiality, then all the executive’s unvested stock options will vest immediately. Under the 1995 Plan and the 1996 Plan, the Board of Directors has discretion relative to accelerating the vesting of options if a change of control occurs.

The following tables provide quantitative disclosures of the estimated payments and benefits that would be provided to each of Messrs. Christon, Nelson, Kathman and Ward, applying the assumptions that each of the triggering events described in their respective employment agreements took place on December 31, 2006 and the last day of employment for the named executive officers was December 31, 2006.

						TERMINATION FOR CAUSE,
	TERMINATION WITHOUT CAUSE					PERMANENT DISABILITY OR DEATH			CHANGE IN CONTROL
			STOCK				STOCK			STOCK
	SEVERANCE		OPTIONS	MEDICAL		SEVERANCE	OPTIONS	MEDICAL	SEVERANCE	OPTIONS		MEDICAL
	PAYMENT		(# OF SHARES)	BENEFITS		PAYMENT	(# OF SHARES)	BENEFITS	PAYMENT	(# OF SHARES)		BENEFITS
Leslie J. Christon	$ 300,000	(1)	951,218	$ 11,930	(2)	N/A	951,218	N/A	$ 300,000	1,307,691	(3)	$ 11,930	(4)
Warren R. Nelson	167,000	(1)	271,103	N/A		N/A	271,103	N/A	167,000	171,881	(3)	11,930	(4)
Guy C. Kathman	N/A		133,332	N/A		N/A	133,332	N/A	108,150	166,668	(3)	8,947	(4)
Christopher R. Ward, Sr.	N/A		56,667	N/A		N/A	56,667	N/A	96,000	73,333	(3)	8,947	(4)
_______________
(1)
Mrs. Christon severance payment will be the base salary for a period of one year from the date of termination; provided that she is not employed by another entity for such period. Mr. Nelson’s severance payment will be based on the then annual salary as of the date of termination.

(2)
Mrs. Christon will receive payment of COBRA continuation health coverage premiums for the one-year period from the date of termination; provided that she is not employed by another entity for such period.

(3)
Amount represents unvested options as of December 31, 2006 including out-of-the-money stock options. If the executive officer is not offered a comparable position with Shells, the option immediately becomes vested and exercisable in full. If the executive officer is offered a comparable position with Shells, the option immediately becomes vested and exercisable with respect to one-half of the shares of common stock for which the option is not vested and exercisable and if the executive officer accepts such comparable position through the first anniversary of the change in control, the option, to the extent not already vested and exercisable, will become vested and exercisable on such first anniversary, provided executive is not terminated without cause within six months of the change in control or executive terminates his employment with Shells as a result of being required to relocate outside the Tampa, Florida Market.

(4)
Mrs. Christon and Mr. Nelson will continue to receive health coverage for a one-year period following termination and Messrs. Kathman and Ward will receive such premiums for a nine-month period following termination; provided that that such executive does not become employed by another entity during such period.

Non-Competition; Non-Solicitation; Confidentiality

The Christon Agreement and the Executive Severance Agreements provide for the covenants on non-competition and non-solicitation, which each named executive officer is required to abide by to receive severance payments. The termination of the Christon Agreement or any of the Executive Severance Agreements will not affect the enforceability of these covenants. Each named executive officer has agreed that during her or his employment with Shells and for 24 months immediately following the employment term, she or he will not (a) compete with Shells or any of its affiliates in the seafood segment of the restaurant business or become associated with a business enterprise which competes with Shells or its affiliates, provided that if Shells terminates Mrs. Christon’s or Mr. Nelson’s employment without cause, she or he will not be subject to such covenant; (b) divert business from Shells or its affiliates or solicit, accept or procure business from, divert the business of, or attempt to convert to other methods of using the same or similar services or products as provided by Shells, any customer of Shells; (c) interfere with Shells’ or its affiliates’ customer and vendor/supplier relationship or (d) solicit for employment, employ or otherwise engage the services of, any employee or agent of Shells or its affiliates. The non-competition provision for the Executive Severance Agreements only applies to the State of Florida and any geographical area in which Shells then has a market presence. The named executive officers agrees that she or he will not, directly or indirectly, use or intentionally disclose or permit to be known to anyone outside of Shells any confidential matters of Shells, except with our prior written consent or as required by court order or law, or when reasonably necessary during the executive’s employment by Shells for the executive to perform her or his job duties. Each named executive officer is required to abide by such confidentiality provisions to receive severance payments.

Director Compensation

For the 2006 fiscal year, we paid our non-employee directors fees as follows:

DIRECTOR'S
DESCRIPTION	FEE
Annual retainer paid in quarterly installments	$10,000
Audit Committee Chair annual fee paid in quarterly installments	$10,000

Annual stock option grant (# of shares)	20,000
Annual stock option grant, Audit Committee Chair (# of shares)	30,000

During 2005, we adopted a policy of compensating our non-employee directors $2,500 per quarter, with the exception of the Chair of the Audit Committee who is compensated $5,000 per quarter. We continue to reimburse directors for reasonable expenses incurred in connection with attendance at Board and Board committee meetings.

In February 2005, after three years of not providing any form of compensation to our non-employee directors, we granted an option to each non-employee director to purchase 20,000 shares of our common stock pursuant to our 2002 Plan and an additional option to purchase 20,000 shares of our common stock upon their election or re-election to our Board. In June 2005, we granted an additional option to purchase 20,000 shares of our common stock to each of our non-employee directors following the completion of the our May 2005 financing transaction. Further, in June 2005, we increased the annual option grant to the Chair of the Audit Committee, granted upon his or her election or re-election, from an option to purchase 20,000 shares of our common stock to an option to purchase 50,000 shares of our common stock. Options granted to non-employee directors vest monthly over the twelve-month period from the date of grant.

The following table summarizes fees earned or paid in cash to non-employee directors for the year ended December 31, 2006:

	FEES EARNED
	OR PAID	OPTION
NAME	IN CASH (1)	AWARDS (2) (3)	TOTAL
Philip R. Chapman	$10,000	$3,855	$13,855
Michael R. Golding	10,000	3,855	13,855
Gary L. Herman	10,000	3,855	13,855
John F. Hoffner (4)	20,000	16,150	36,150
Christopher D. Illick	10,000	3,855	13,855
Jay A. Wolf	10,000	3,855	13,855

________________________
(1)	Represents the annual retainer of $10,000, paid quarterly, along with the fee for the chairman of the Audit Committee.
(2)
Option awards consist of compensation cost recognized in our financial statements with respect to awards granted in previous fiscal years and the subject fiscal year. Option awards are expensed on a straight-line basis over the vesting period of the award. The option awards are valued at fair value using the Black-Scholes option pricing model. Effective January 1, 2006, we adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123R, “Share-Based Payment.”  The fair value based method requires us to expense all stock-based employee compensation.  See Note 1 and Note 14 to our audited financial statements for the 2006 fiscal year, contained in Part I Item 8 “Financial Statements”, to this Annual Report on Form 10-K, for the methodology used and assumptions made in the valuation of our options.

(3)	We granted an aggregate of 150,000 options to purchase our common stock to non-employee directors in 2006 and the aggregate number of options awards outstanding at the fiscal year end was 480,000.
(4)	Mr. Hoffner resigned from the Board of Directors and as Chair of the Audit Committee effective as of January 1, 2007.

Stock Option and Compensation Committee Interlocks and Insider Participation

In fiscal 2006, Messrs. Chapman and Wolf served on our Stock Option and Compensation Committee. None of them are present or past employees or officers of Shells. See Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for more details relating to the related party transactions engaged by Shells with Lawrence Wolf, Trinad and Frederick R. Alder. Mr. Chapman is the son-in-law of Fredrick R. Alder. Mr. Wolf is the son of Lawrence Wolf and a managing director of Trinad. None of our named executive officers have served on the board or compensation committee (or other committee servicing as equivalent function) of any other entity, one of whose executive officers served on our Board of Directors or the Stock Option and Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2007 regarding the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of the outstanding common stock; (ii) each current director (all of whom are standing for re-election); (iii) each named executive officer named in the Summary Compensation Table set forth in Part III Item 11 of this Annual Report on Form 10-K; and (iv) all of our directors and named executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed, and has an address c/o Shells Seafood Restaurants, Inc., 16313 N. Dale Mabry Highway, Suite 100, Tampa, FL 33618. For purposes of this table, beneficial ownership is determined according to the rules of the Securities and Exchange Commission (the “SEC”), which generally attributes beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Stock options and warrants which are presently exercisable or which become exercisable within 60 days of March 31, 2007 into shares of our common stock (or into securities which are convertible into shares of our common stock) are considered beneficially owned shares of common stock. For purposes of this table, the conversion of the securities convertible into our common stock is based on the rate of conversion on March 31, 2007.

Name and Address of Beneficial Owner	Beneficial Ownership Amount	Percent of Class

Philip R. Chapman 400 Madison Avenue, Suite 7C New York, NY 10017 (1)	4,600,015	24.27%

Leslie J. Christon (2)	1,116,219	5.60%

Michael R. Golding 230 Pleasant Valley Road Morganville, NJ 07751 (3)	90,000	*

Gary L. Herman Galloway Capital Management, LLC 720 Fifth Avenue, 10th Floor New York, NY 10019 (4)	934,989	4.94%

Christopher D. Illick 735 Iris Lane Vero Beach, FL 32963 (5)	114,000	*

Jay A. Wolf c/o Trinad Capital, L.P. 2121 Avenue of the Stars, Suite 2550 Los Angeles, CA 90067 (6)	4,344,315	22.18%

Guy C. Kathman (7)	175,001	*

Warren R. Nelson (8)	383,251	2.00%

Name and Address of Beneficial Owner	Beneficial Ownership Amount	Percent of Class

Christopher R. Ward, Sr. (9)	71,667	*

Frederick R. Adler 1520 South Ocean Blvd. Palm Beach, FL 33480 (10)	3,793,860	18.69%

James R. Adler 400 Madison Avenue, Suite 7C New York, NY 10017 (11)	4,454,015	23.64%

Robert Ellin c/o Trinad Capital, L.P. 2121 Avenue of the Stars, Suite 2550 Los Angeles, CA 90067 (12)	4,264,315	21.86%

Bruce Galloway Galloway Capital Management LLC 720 Fifth Avenue, 10th Floor New York, NY 10019 (13)	2,957,364	15.58%

Banyon Investment, LLC 400 Madison Avenue, Suite 7C New York, NY 10017	4,454,015	23.64%

Drawbridge Global Macro Fund, L.P. 1251 Avenue of the Americas, 16th Floor New York, NY 10020 (14)	1,680,000	8.66%

JMP Securities, LLC 600 Montgomery St., Suite 1100 San Francisco, CA 94111 (15)	1,129,530	5.66%

Lagunitas Partners, LP 50 Osgood Place, Penthouse San Francisco, CA 94133 (16)	2,600,010	12.13%

Pequot Scout Fund, LP 500 Nyala Farm Road Westport, CT 06880 (17)	2,467,020	11.81%

Pequot Mariner Onshore Fund, LP 500 Nyala Farm Road Westport, CT 06880 (18)	1,532,970	7.62%

Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT 06880 (19)	3,999,990	18.04%

Name and Address of Beneficial Owner	Beneficial Ownership Amount	Percent of Class

Trinad Advisors GP, LLC 2121 Avenue of the Stars, Suite 2550 Los Angeles, CA 90067 (20)	4,264,315	21.86%

Trinad Capital Master Fund, Ltd. 2121 Avenue of the Stars, Suite 2550 Los Angeles, CA 90067 (20)	4,264,315	21.86%

All directors and executive officers as a group (9 persons) (21)	11,829,458	55.78%

_______________
* less than 1%

(1)
Includes (i) 4,454,015 shares of common stock owned by Banyon Investment, LLC, and (ii) 116,000 shares of common stock which may be acquired through the exercise of options held by Mr. Chapman. Mr. Chapman and Mr. James Adler are co-managing members of Banyon Investment, LLC and share voting and investment powers.

(2)
Includes 1,101,219 shares of common stock which may be acquired through the exercise of options. Does not include options to purchase 1,157,690 shares of common stock which are not exercisable within 60 days of March 31, 2007.

(3)	Consists of 90,000 shares of common stock which may be acquired through the exercise of options.
(4)
Includes (i) 562,800 shares of common stock owned by Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”), an investment fund; (ii) 193,751 shares of common stock owned by Galloway Capital Management, LLC; (iii) 80,000 shares of common stock which may be acquired through the exercise of options; and (iv) 4,688 shares of common stock owned by a trust for the benefit of Mr. Herman’s children. Mr. Herman is a managing member of Galloway Capital Management, LLC, a managing member of the general partner of STEP, and the trustee of the aforementioned trust.

(5)	Consists of 114,000 shares of common stock which may be acquired through the exercise of options.
(6)
Consists of (i) 3,521,548 shares of common stock owned by Trinad Capital Master Fund, Ltd.; (ii) 22,270 shares of Series B Preferred convertible into 445,400 shares of common stock, owned by Trinad Capital Master Fund, Ltd.; (iii) warrants to purchase 222,700 shares of common stock owned by Trinad Capital Master Fund, Ltd.; (iv) 80,000 shares of common stock which may be acquired through the exercise of options and (v) 74,667 shares of common stock owned by Trinad Capital, LP. Mr. Wolf is a managing director of Trinad Management, LLC which is the manager of Trinad Capital Master Fund, Ltd.

(7)
Consists of 175,001 shares of common stock which may be acquired through the exercise of options. Does not include options to purchase 199,999 shares of common stock which are not exercisable within 60 days of March 31, 2007.

(8)
Includes 317,983 shares of common stock which may be acquired through the exercise of options. Does not include options to purchase 283,993 shares of common stock which are not exercisable within 60 days of March 31, 2007.

(9)
Consists of 71,667 shares of common stock which may be acquired through the exercise of options. Does not include options to purchase 133,333 shares of common stock with are not exercisable within 60 days of March 31, 2007.

(10)
Includes (i) 48,833 shares of Series B Preferred stock convertible into 976,660 shares of common stock and (ii) warrants to purchase 488,330 shares of common stock. Does not include 4,454,015 shares of common stock owned by Banyon Investment, LLC. Mr. Adler’s son, James Adler, is a co-managing member of Banyon Investment, LLC.

(11)
Consists of 4,454,015 shares of common stock owned by Banyon Investment, LLC. Mr. James Adler and Mr. Chapman are co-managing members of Banyon Investment, LLC and share voting and investment powers. Does not include any share held by Mr. Frederick Adler, the father of Mr. James Adler.

(12)
Consists of (i) 3,521,548 shares of common stock owned by Trinad Capital Master Fund, Ltd.; (ii) 22,270 shares of Series B Preferred convertible into 445,400 shares of common stock, owned by Trinad Capital Master Fund, Ltd.; (iii) warrants to purchase 222,700 shares of common stock owned by Trinad Capital Master Fund, Ltd.; and (iv) 74,667 shares of common stock owned by Trinad Capital, LP. Mr. Ellin is a managing director of Trinad Management, LLC which is the manager of Trinad Capital Master Fund, Ltd.

(13)
Consists of (i) 562,800 shares of common stock owned by Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”), an investment fund of which Mr. Galloway is a managing member of Galloway Capital Management, LLC, STEP’s general partner; (ii) 193,751 shares of common stock owned by Galloway Capital Management, LLC of which 50% is to the benefit of Mr. Galloway; (iii) 1,955,793 shares of common stock owned by the Bruce Galloway, IRA R/O; (iv) warrants to purchase 143,420 shares of common stock owned by the Bruce Galloway, IRA R/O; (v) 24,100 shares of common stock owned by Rexon Galloway Capital Growth, LLC; and (vi) 77,500 shares of common stock owned by Mr. Galloway’s children for which Mr. Galloway has the right to vote and dispose.

(14)	Includes a warrant to purchase 560,000 shares of common stock.
(15)
Consists of a (i) warrant to purchase 37,651 shares of Series B Preferred Stock which, if exercised, is convertible into 753,020 shares of common stock, and (ii) a warrant to purchase 376,510 shares of common stock, to be issued if the Series B warrant is exercised.

(16)	Consists of (i) 86,667 shares of Series B Preferred Stock convertible into 1,733,340 shares of common stock and (ii) a warrant to purchase 866,670 shares of common stock.
(17)	Consists of (i) 61,674 shares of Series B Preferred Stock convertible into 1,233,480 shares of common stock and (ii) a warrant to purchase 822,340 shares of common stock.
(18)	Includes (i) 38,324 shares of Series B Preferred Stock convertible into 766,480 shares of common stock and (ii) a warrant to purchase 510,990 shares of common stock.
(19)
Consists of shares beneficially owned by Pequot Scout Fund, LP and Pequot Mariner Offshore Fund, LP, as detailed above. Pequot Capital Management, Inc. is the investment adviser of Pequot Scout Fund, LP and Pequot Mariner Offshore Fund, LP.

(20)
Consists of (i) 3,521,548 shares of common stock owned by Trinad Capital Master Fund, Ltd.; (ii) 22,270 shares of Series B Preferred Stock convertible into 445,400 shares of common stock owned by Trinad Capital Master Fund, Ltd.; (iii) warrants to purchase 222,700 shares of common stock owned by Trinad Capital Master Fund, Ltd.; and (iv) 74,667 shares of common stock owned by Trinad Capital, LP. Trinad Advisors GP, LLC is the general partner of Trinad Capital Master Fund, Ltd.

(21)
Includes (i) 9,015,487 shares of common stock, and (ii) 2,145,871 shares of common stock which may be acquired through the exercise of options. Does not include options to purchase an aggregate of 1,775,014 shares of common stock which are not exercisable within 60 days of March 31, 2007.

Certain information in the table and its footnotes is derived from filings made with the Securities and Exchange Commission or supplemental information received from various of the entities named in this table.

Equity Compensation Plan Information

The information required by this item concerning our common stock which may be issued under our equity compensation plans at December 31, 2006 is set forth under the heading “Equity Compensation Plans” in Part II of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth below briefly describes certain transactions between us and certain parties who or which may be deemed to be affiliated with us.

On December 28, 2004, we entered into a consulting agreement with Lawrence Wolf, the father of Jay A. Wolf, a member of our Board of Directors. The consulting agreement had a one year term, and under it, Mr. Lawrence Wolf assisted Shells in providing marketing services, including guidance toward building our creative strategy around the “Shells” brand positioning and providing support in coordinating our media production. As compensation, Mr. Lawrence Wolf received options, pursuant to our 2002 Equity Incentive Plan, to purchase 130,000 shares of common stock at an exercise price of $0.83, the market price of the common stock on the date of grant. The options fully vested on the first anniversary of the grant date. During fiscal year 2005, the contract was renewed for an additional year, and Mr. Lawrence Wolf was granted an additional option to purchase 130,000 shares of our common stock at an exercise price of $0.90, the market price of our common stock on the date of grant. The contract was not renewed in fiscal 2006 and we did not pay Mr. Wolf any compensation for his services during fiscal 2006. Jay A. Wolf is a member of the Stock Option and Compensation Committee as described in Part III Item 11 of this Annual Report on Form 10-K under the heading “Stock Option and Compensation Committee Interlocks and Insider Participation”.

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

The May 2005 Financing Transaction

In May 2005, we completed a financing of $6.9 million through the private placement of securities to certain accredited investors, which included Trinad Capital, L.P., Bruce Galloway and Frederick R. Adler who are each security holders who beneficially own more than five percent of our common stock. Under the terms of the transaction, we issued 461,954 units, with each unit consisting of (i) one share of our Series B Preferred Stock, initially convertible into twenty shares of our common stock, and (ii) a warrant to purchase ten shares of our common stock at an exercise price of $1.30 per share. The purchase price was $15.00 per unit. In addition, we issued a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit to our placement agent in our May 2005 financing. We realized net proceeds of approximately $5.8 million from the May 2005 financing. Of the total proceeds from our securities issued, $1,282,000 represented cancellation or conversion of related party debt and $348,000 represented the conversion of our existing convertible debentures, all of which converted into the securities issued in the transaction. We used a portion of the net proceeds from the May 2005 financing to retire the remaining $2,232,000 of loans and accrued interest from debenture holders from a debt financing completed in December 2004, as well as $8,000 of related party accrued interest. Additionally, in conjunction with the May 2005 financing, $500,000 principal amount of related party debt was used to exercise warrants to purchase 1,000,000 shares of our common stock.

Revolving Line of Credit

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

In conjunction with the May 2005 Financing Transaction, these investors agreed to extend the maturity date under the line of credit to May 23, 2007 for no additional consideration. As of December 31, 2006, we have drawn $1,440,000 of the $1,600,000 line of credit availability, to assist in the financing of two restaurant acquisitions in the fourth quarter of 2005 and to fund remaining remodeling costs and working capital requirements. During 2006, we paid $98,561 in interest payments. In addition, as of December 31, 2006, we owe $87,453 in deferred interest on the outstanding debt. It is not expected that we will be able to borrow the remaining $160,000 under the credit line. We did not repay any of the principal amount during the 2006 fiscal year.

On March 30, 2007, the maturity date was further extended to May 23, 2008 at an extension fee, in common stock, based on 7% of the amount borrowed of $1,440,000. On the extension date, our price per share of common stock was $0.45, resulting in an extension fee of 224,000 shares of our common stock, with a recognized transaction cost of $101,000. Our Audit Committee approved the terms of this extension upon receipt of a fairness opinion conducted by a third party valuation expert upon the request of the Audit Committee.

Review, Approval or Ratification of Transactions with Related Persons

In connection with the review and approval or ratification of a related party transaction, each member of our management must disclose to Executive Management and/or the Chair of the Audit Committee, as applicable, the material terms of the related party transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related party’s direct or indirect interest in, or relationship to, the related party transaction. The Audit Committee, in accordance with its amended charter dated December 22, 2006, reviews and approves all related party transactions. The Audit Committee must advise the Board of the related party transaction and any requirement for disclosure in our applicable filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended and related rules, and, to the extent required to be disclosed, management must ensure that the related party transaction is disclosed in accordance with such acts and related rules.

Director Independence

The Board of Directors is composed of a majority of directors who satisfy the criteria for independence under Rule 4200(a)(15) of NASDAQ Stock Market. In determining independence, each year the Board of Directors affirmatively determines, among other items, whether the directors have no relationship that would interfere with the exercise of independent judgment in carrying out the responsibility of a director. Applying these independence standards, the Board of Directors has determined that Messrs Illick and Golding are independent directors. The Board of Directors also determined that Mr. Hoffman, who resigned as a director and member of the Audit Committee effective as of January 1, 2007, was an independent director during the 2006 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services performed by Kirkland, Russ, Murphy & Tapp, P.A. our independent registered public accounting firm, in 2006 and 2005:

	FISCAL YEAR
CATEGORY	2006	2005
Audit Fees	$93,800	$63,500
Audit-Related Fees	-	-
Tax Fees	16,000	17,000
All Other Fees	2,425	62,608
Total Fees	$112,225	$143,108

“All Other Fees” in fiscal 2006 consists of $1,450 relating to fees incurred in connection with management’s preparation for the assessment of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 and $975 relating to tax planning. “All Other Fees” in fiscal 2005 consists of $60,858 relating to fees incurred in connection with our securities offering in May 2005 and $1,750 relating to tax planning. The Audit Committee of the Board of Directors has determined that the performance and services related to “Tax Fees” and “All Other Fees” is compatible with maintaining the independence of Kirkland Russ.

We have a policy that discourages the retention of our independent registered public accounting firm for non-audit services. We will not retain our independent registered public accounting firm for non-audit work unless: (a) the approvals of the Chair of the Audit Committee and the Chief Financial Officer are obtained prior to the retention; and (b) the retention will not affect the status of the auditors as “independent accountants” under applicable rules of the SEC and the Independence Standards Board.

The details regarding any engagement of the independent registered public accounting firm for non-audit services are provided promptly to the full Audit Committee. During fiscal 2006 and 2005, all of the services provided by Kirkland, Russ, Murphy & Tapp, P.A. for the services described above under “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved using the above procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
(1) and (2)	See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.
(3)	Exhibits - Exhibits Nos. 10.1, 10.2, 10.4, 10.5, 10.17, 10.22, 10.23, 10.24, 10.34, 10.35, 10.36, 10.37, 10.38 and 10.39 are management contracts, compensatory plans or arrangements.

Number	Description

3.1	Certificate of Incorporation. (1)
3.2	Agreement and Plan of Merger, dated March 31, 1996, by and between Shells Seafood Restaurants, Inc., a Delaware Corporation, and Shells Seafood Restaurant, Inc., a Florida Corporation. (1)
3.3	By-laws. (1)
3.4	Certificate of Designations of Series A Convertible Preferred Stock. (2)
3.5	Certificate of Designations of Series B Convertible Preferred Stock. (6)
3.6	Certificate of Amendment, dated March 17, 2005. (8)
3.7	Certificate of Amendment, dated July 7, 2005. (8)
4.1	Specimen common stock certificate. (1)
4.2	Specimen Series B Convertible Preferred stock certificate. (8)

10.1	1996 Employee Stock Option Plan. (1)
10.2	1995 Employee Stock Option Plan. (1)
10.3	Agreement for Purchase and Sale of Assets, dated May 14, 1993, between Shells Seafood Restaurants, Inc. and Shells, Inc. (1)
10.4	1996 Stock Option Plan for Non-Employee Directors. (2)
10.5	2002 Equity Incentive Plan, as amended. (7)
10.6	First Amendment of Agreement and Plan of Merger, dated December 13, 1995, by and among Shells Seafood Restaurants, Inc., Shells Seafood Acquisition, Inc. and Shells, Inc. (1)
10.7	Joint Venture Agreement, dated March 1, 1994, between Shells of Melbourne, Inc. and WLH Investments, Inc. (1)
10.8	First Amendment to Joint Venture Agreement, effective as of March 31, 1995 between Shells of Melbourne, Inc. and WLH Investments, Inc. (1)
10.9	Management and License Agreement, dated March 1, 1994, between Shells of Melbourne Joint Venture and Shells Seafood Restaurants, Inc (1)
10.10	Management and License Agreement, dated July 28, 1993, between Shells of North Tampa, Inc. and Shells Seafood Restaurants, Inc., as amended. (1)
10.11	Management and License Agreement, dated July 29, 1993, between Shells of Sarasota South, Inc. and Shells Seafood Restaurants, Inc., as amended. (1)
10.12	Amended Option Agreement, dated August 11, 1995 between Shells Seafood Restaurants, Inc. and Shells of North Tampa, Inc. (1)
10.13	Amended Option Agreement, dated August 16, 1995 by and between Shells Seafood Restaurants, Inc. and Shells of Sarasota South, Inc. (1)
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

10.21	Distribution Agreement, dated October 20, 2005, between Shells Seafood Restaurants, Inc. and Performance Food Group, LLC. (3)
10.22	Amendment to the Non-Employee Director Stock Option Plan, as approved October 23, 2001. (2)
10.23	Amendment to the 1995 Employee Stock Option Plan, as approved October 23, 2001. (2)
10.24	Employment Agreement, dated July 1, 2003, between Leslie J. Christon and Shells Seafood Restaurants, Inc. (4)
10.25	Form of Stock Purchase Warrant, dated December 7, 2004, in the aggregate of 1,971,250 warrants to purchase shares of common stock. (5)
10.26	Form of Securities Purchase Agreement dated May 24, 2005, by and among Shells Seafood Restaurants, Inc. and the investor parties thereto. (6)
10.27	Form of Stock Purchase Warrant, issued in connection with May 24, 2005 financing. (6)
10.28	Form of Placement Agent Warrant issued to JMP Securities LLC. (6)
10.29	Amendment No. 1 to Loan and Security Agreement, dated as of May 23, 2005. (6)
10.30	Form of Stock Option Agreement for Non-Employee Directors Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan. (7)
10.31	Form of Stock Option Agreement for Employees Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan. (7)
10.32	Agreement, dated August 5, 2005, by and between Shells Seafood Restaurants, Inc. and Deborah Christen Corporation regarding the Carrollwood trade area. (9)
10.33	Amendment No. 1, dated December 20, 2006, by and between Shells Seafood Restaurants, Inc. and Deborah Christen Corporation. (14)
10.34	Amended and Restated Employment Agreement, effective as of July 1, 2005, by and between Shells Seafood Restaurants, Inc. and Leslie J. Christon. (10)
10.35	Stock Option Agreement, dated November 14, 2005, by and between Shells Seafood Restaurants, Inc. and Leslie J. Christon. (10)
10.36	Amendment to the 2002 Equity Incentive Plan, dated November 14, 2005. (10)
10.37	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Warrant Nelson. (11)
10.38	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Guy Kathman. (11)

Number	Description

10.39	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Chris Ward. (11)
10.40	Purchase and Sale Agreement, dated April 17, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the Ocala, Florida location. (12)
10.41	Land and Building Lease, dated April 17, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the Ocala, Florida location. (12)
10.42	Purchase and Sale Agreement, dated October 27, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the New Smyrna Beach, Florida location. (13)
10.43	Land and Building Lease, dated October 27, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the New Smyrna Beach, Florida location. (13)
10.45	Renewal Letter on Credit Facility, dated September 28, 2006. (15)
10.46	Promissory Note, dated December 28, 2005, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.47	Business Loan Agreement, dated December 28, 2005, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.48	Commercial Security Agreement, dated December 28, 2005, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.49	Extension Letter, dated July 7, 2006, between Shells Seafood Restaurants, Inc. and Colonial Bank, N.A (16)
10.50	Amendment No. 2 to the Loan and Security Agreement, dated March 30, 2007. (17)
14	Code of Business Conduct and Ethics. (2)
21.1	Subsidiaries of the Registrant. (8)
99.1	Insider Trading Compliance Policy, adopted February 5, 2007(*)
99.2	Audit Committee Charter, adopted December 22, 2006(*)
____________
(*)	Previously filed on April 2, 2007 with our Annual Report on Form 10-K.

(1)	Included as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference (File No. 333-1600).
(2)	Included as an exhibit to our Annual Report on Form 10-K or 10-K/A for the fiscal year ended December 28, 2003 and incorporated herein by reference.
(3)	Included as an exhibit to our Annual Report on Form 10-K or 10-K/A for the fiscal year ended January 1, 2006 and incorporated herein by reference.
(4)	Included as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.
(5)	Included as an exhibit to our Current Report on Form 8-K dated December 9, 2004 and incorporated herein by reference.
(6)	Included as an exhibit to our Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.
(7)	Included as an exhibit to our Current Report on Form 8-K dated May 28, 2005 and incorporated herein by reference.
(8)	Included as an exhibit to our Registration Statement on Form S-1 dated July 8, 2005 and incorporated herein by reference.
(9)	Included as an exhibit to our Current Report on Form 8-K dated August 9, 2005 and incorporated herein by reference.
(10)	Included as an exhibit to our Current Report on Form 8-K dated November 14, 2005 and incorporated herein by reference.
(11)	Included as an exhibit to our Current Report on Form 8-K dated March 13, 2006 and incorporated herein by reference.
(12)	Included as an exhibit to our Current Report on Form 8-K dated April 21, 2006 and incorporated herein by reference.
(13)	Included as an exhibit to our Current Report on Form 8-K dated November 2, 2006 and incorporated herein by reference.
(14)	Included as an exhibit to our Current Report on Form 8-K dated December 21, 2006 and incorporated herein by reference.
(15)	Included as an exhibit to our Current Report on Form 8-K dated September 28, 2006 and incorporated herein by reference.
(16)	Included as an exhibit to our Current Report on Form 8-K dated July 7, 2006 and incorporated herein by reference.
(17)	Included as an exhibit to our Current Report on Form 8-K dated April 2, 2007 and incorporated herein by reference.

(b)	Exhibits (currently being filed)

	31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer under Rule 13a-14(a)
	32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906

(c)	Financial statement schedules (pursuant to Regulation S-X 14a-3(b))

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

Date: April 30, 2007	SHELLS SEAFOOD RESTAURANTS, INC.

By: /s/ Warren R. Nelson
Warren R. Nelson Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie J. Christon	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007
Leslie J. Christon

/s/ Warren R. Nelson	Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	April 30, 2007
Warren R. Nelson

/s/ Philip R. Chapman	Chairman of the Board	April 30, 2007
Philip R. Chapman

/s/ Michael R. Golding	Director	April 30, 2007
Michael R. Golding

/s/ Gary L. Herman	Director	April 30, 2007
Gary L. Herman

/s/ Christopher D. Illick	Director	April 30, 2007
Christopher D. Illick

/s/ Jay A. Wolf	Director	April 30, 2007
Jay A. Wolf