Form 10-Q
period 2007-04-01
SHELLS SEAFOOD RESTAURANTS INC
filed 2007-05-15
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2007

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding at May 1, 2007
Common stock, $0.01 par value	18,871,308

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In addition to seasonal fluctuations, our quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food, labor and other operating costs; the availability of food acceptable to our quality standards at acceptable prices; the availability of qualified labor; national, regional and local economic and weather conditions; promotional timings and seasonality; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events; competition from other restaurants and food service establishments; availability of third party financing to fund capital or operating activities, if required; and the timing, costs and charges relating to restaurant openings, closings and remodelings. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by us with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements with respect to our business and the industry in which we operate. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause results to differ significantly from these forward-looking statements. We undertake no obligation to update these forward looking statements on a regular basis. An investment in our company involves various risks, including those mentioned above and those that are detailed from time-to-time in our other filings with the SEC.

Any forward-looking statements included in this Quarterly Report reflect our beliefs only as of the date of this document. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Index

		Page Number
Part I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets	4

	Consolidated Statements of Operations (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Unaudited)	6

	Consolidated Statements of Cash Flow (Unaudited)	7-8

	Notes to Consolidated Financial Statements - (Unaudited)	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II.	Other Information	19

Signatures		21

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 1, 2007	December 31, 2006
ASSETS
Cash	$1,047,444	$734,122
Inventories	554,889	543,183
Other current assets	838,394	383,598
Receivables from related parties	86,287	34,305
Total current assets	2,527,014	1,695,208
Property and equipment, net	8,781,836	9,170,821
Goodwill	2,474,407	2,474,407
Other assets	577,042	481,641
Prepaid rent	13,974	14,629
TOTAL ASSETS	$14,374,273	$13,836,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,700,165	$3,248,031
Accrued expenses	2,239,088	2,043,678
Sales tax payable	393,386	225,639
Current portion of long-term debt	1,046,060	623,526
Total current liabilities	6,378,699	6,140,874
Notes and deferred interest payable to related parties	1,551,815	1,527,453
Long-term debt, less current portion	161,430	171,847
Deferred rent	1,171,426	1,135,873
Total liabilities	9,263,370	8,976,047

Minority partner interest	557,176	521,876

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 22,694 shares issued and outstanding	227	227
Series B - 322,551 and 373,849 shares issued and outstanding	3,225	3,738
Common stock, $0.01 par value; authorized 58,000,000 shares;
18,837,968 and 17,586,988 shares issued and outstanding	188,380	175,870
Additional paid-in-capital	25,427,735	25,259,714
Accumulated deficit	(21,065,840)	(21,100,766)
Total stockholders’ equity	4,553,727	4,338,783
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,374,273	$13,836,706

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended
	April 1, 2007	April 2, 2006
REVENUES	$13,434,904	$14,586,546

COST AND EXPENSES:
Food and beverage	4,355,512	4,643,458
Labor	3,890,188	4,356,608
Other restaurant operating expenses	3,521,298	3,434,654
General and administrative expenses	1,024,873	1,178,400
Depreciation and amortization	506,334	498,094
	13,298,205	14,111,214

INCOME FROM OPERATIONS	136,699	475,332

OTHER (EXPENSE) INCOME:
Interest expense, net	(65,927)	(70,876)
Other income (expense), net	39,230	(56,269)
	(26,697)	(127,145)
INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	110,002	348,187

ELIMINATION OF MINORITY PARTNER INTEREST	(75,076)	(86,966)

NET INCOME	$34,926	$261,221

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.00	$0.02
Diluted	$0.00	$0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	17,843,426	16,179,515
Diluted	25,475,353	26,563,004

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2006	22,694	$227	373,849	$3,738	17,586,988	$175,870	$25,259,714	$(21,100,766)	$4,338,783

Net income								34,926	34,926

Common stock issued for extension of line of credit					224,000	$2,240	$98,560		100,800

Stock option expense under SFAS 123R							78,498		78,498

Issuance of common stock					1,000	$10	710		720

Preferred stock converted			(51,298)	(513)	1,025,980	10,260	(9,747)		(0)

Balance at April 1, 2007	22,694	$227	322,551	$3,225	18,837,968	$188,380	$25,427,735	$(21,065,840)	$4,553,727

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter Ended
	April 1, 2007	April 2, 2006
OPERATING ACTIVITIES:
Net income	$34,926	$261,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506,334	499,500
Stock compensation expense	720	-
Stock option expense	78,498	72,805
Minority partner net income allocation	75,076	86,966
Gain on disposal of assets	(2,775)	-
Changes in current assets and liabilities	(698,905)	(151,659)
Changes in assets and liabilities:
Decrease in prepaid rent	655	9,269
Decrease in other assets	1,304	51,261
Increase in accrued interest to related parties	24,362	13,655
Increase in deferred rent	35,553	30,376
Total adjustments	20,822	612,173
Net cash provided by operating activities	55,748	873,394

INVESTING ACTIVITIES:
Proceeds from sale of assets	21,967	-
Purchase of property and equipment	(136,734)	(768,699)
Net cash used in investing activities	(114,767)	(768,699)

FINANCING ACTIVITIES:
Proceeds from debt financing	614,561	33,425
Repayment of debt	(202,444)	(83,638)
Distributions to minority partner	(39,776)	(78,916)
Net cash provided by (used in) financing activities	372,341	(129,129)

Net increase (decrease) in cash	313,322	(24,434)

CASH AT BEGINNING OF PERIOD	734,122	1,360,740

CASH AT END OF PERIOD	$1,047,444	$1,336,306

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(continued)

	Quarter Ended
	April 1, 2007	April 2, 2006
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$(11,706)	$(17,023)
Receivables from related parties	(51,982)	18,336
Other current assets	(454,796)	113,040
Accounts payable	(547,866)	(506,954)
Accrued expenses	199,698	70,720
Sales tax payable	167,747	170,222
Change in current assets and liabilities	$(698,905)	$(151,659)

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,656	$57,223

Non-cash operating and financing activities:

•
Financing costs of $100,800 for the issuance of 224,000 shares of our common stock relating to the extension of the related party line of credit was applied to Common Stock and Paid in Capital in the first quarter of 2007.

•	Accrued bonuses of $4,288 and $1,406 were used to reduce depreciation expense in the first quarter of 2007 and 2006, respectively.

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. Our management believes that all disclosures contained herein are sufficient for interim financial reporting purposes and that all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K, as amended, for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

	Quarter Ended
	April 1, 2007	April 2, 2006
Net income applicable to common stock	$34,926	$261,221

Weighted common shares outstanding	17,843,426	16,179,515
Basic net income per share of common stock	$0.00	$0.02
Effect of dilutive securities:
Preferred Stock	7,342,072	8,950,957
Warrants	154,708	803,930
Stock options	135,147	628,602
Diluted weighted common shares outstanding	25,475,353	26,563,004
Diluted net income per share of common stock	$0.00	$0.01

The net income per share calculations for the quarters ended April 1, 2007 and April 2, 2006 excluded warrants and options to purchase an aggregate of 12,380,000 and 5,994,000 shares of common stock, respectively, as the exercise prices of the warrants and options were greater than the average market price of the common shares.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At April 1, 2007, we had one stock-based employee compensation plan, as two plans had previously expired.

During the first quarter of fiscal 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the company, stock-based employee compensation cost recognized is the same as that which would have been recognized had the fair value recognition provisions of Statement 123R been applied to all awards granted after October 1, 1995.

Stock option grants were valued based upon the Black Scholes option-pricing model for calculation of a grant date fair-value. The assumptions used were as follows:

	Quarter Ended
Assumptions used in computing fair value of option grants:	July 2, 2006	October 1, 2006	December 31, 2006	April 1, 2007
Volatility	20.3%	24.2%	30.0%	26.6%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	4.87%	5.00%	4.68%	4.68%
Dividend yield	0	0	0	0

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments − an amendment of FASB Statements No. 133 and 140.” The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re−measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Our adoption of SFAS 155 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently be adjusted to the fair value at the end of each reporting period. SFAS 156 is effective for an entity’s first fiscal year that begins after September 15, 2006. Our adoption of SFAS 156 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In March 2006, the FASB’s Emerging Issues Task Force (EITF) issued Issue 06−3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement “ (EITF 06−3). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present our sales net of sales taxes. We believe we currently satisfy the requirements of EITF 06−3 for recording these sales taxes in our consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Clarifications found in FIN 48 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Definitions found in SFAS 157 are not expected to have a material impact on our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. This would require recognition of a liability for the discounted future benefit obligation owed to an insured employee by the insurance carrier. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Our adoption of EITF 06-4 is not expected to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning December 31, 2007 for the Company. Adoption of SFAS No. 159 on December 31, 2007 is not expected to have a material impact on our consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 5.   INCOME TAXES

There were no provisions for income taxes for the quarters ended April 1, 2007 and April 2, 2006 due to the anticipated utilization of net operating loss and general business credit carryforwards.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In the first quarter of 2007, we continued to experience an ever-challenging operating environment throughout our Florida markets. Our revenues for the quarter decreased in comparison to the prior year; we believe due to a combination of slowing growth rates in both tourism and the state economy, a strong same store sales trend last year and substantial discounting in offerings by many of our casual dining competitors.The sales slowdown appears to be affecting casual dining competitors operating throughout the State of Florida.

Despite the unfavorable comparable sales trends, our guest satisfaction scores, derived from our mystery shopper program, continued to rise during the first quarter of 2007, which has been a consistent quarterly trend over the last two years. We believe the changes we have made to enhance our menu, service and atmosphere will lead to improving guest acceptance of the revitalized Shells.

In addition to the recent softening in sales, we continued to generally experience higher costs of doing business, which included the annual increase in the Florida minimum wage and increases in insurance and occupancy costs. We were generally successful in minimizing this loss of operating leverage through careful control of our operating and overhead costs. Aggregate food and labor costs were lower as a percentage of sales compared to the prior year. Our energy management program, implemented chain wide in 2006, helped to more than offset rising energy prices. We also reduced our general and administrative expenses from last year. However, in an effort to boost guest traffic, we increased our advertising expenditures in the first quarter of 2007 over the prior year.

Our key challenge continues to be building customer traffic, attracting new and lapsed guests to experience the major concept enhancements that have been made over recent years. We believe consumers are retrenching in their spending patterns, which affect dining out decisions, due to the continually escalating costs of energy, and its trickle down effect on other areas of cost of living, as well as sharply increasing costs of insurance and property taxes. Given the operating environment, our focus will be to create value for our guests by improving menu offerings and service enhancements. We continue to fine-tune our marketing strategies to accomplish this, while regularly adding new and exciting menu items, as well as, promoting compelling value items, aimed at increasing frequency of guest traffic.

Our management remains committed to our turnaround strategy launched over three years ago. We will continue to aggressively address both our top and bottom line pressures.

The following table sets forth, for the periods indicated the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales.

	Quarter Ended
	April 1, 2007		April 2, 2006
	Amount	Percent	Amount	Percent
Revenues:
Restaurant sales	$13,396	99.7%	$14,545	99.7%
Management fees	39	0.3%	41	0.3%
Total revenues	13,435	100.0%	14,586	100.0%

Restaurant operating costs:
Food and beverage (1)	4,356	32.5%	4,643	31.9%
Labor (1)	3,890	29.0%	4,357	30.0%
Other (1)	3,521	26.3%	3,436	23.6%
Total restaurant operating costs (1)	11,767	87.8%	12,436	85.5%
General and administrative expenses	1,025	7.6%	1,177	8.1%
Depreciation and amortization	506	3.8%	498	3.4%
Total costs and expense	13,298	99.0%	14,111	96.7%
Income from operations	137	1.0%	475	3.3%

Other expense	(36)	-0.2%	(143)	-1.0%
Interest expense, net	(66)	-0.5%	(71)	-0.5%

Net income	$35	0.3%	$261	1.8%

(1) as a percentage of restaurant sales

RESULTS OF OPERATIONS

13 weeks ended April 1, 2007 and April 2, 2006

Revenues. Total revenues for the first quarter of 2007 were $13,435,000 as compared to $14,586,000 for the first quarter of 2006. The $1,151,000, or 7.9% decrease in revenues, was primarily a result of a 6.8% decrease in same store sales. As of the end of the first quarter of 2007, we had 25 restaurants in operation, the same as a year-ago. Comparisons of same store sales include only stores which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales increased to 32.5% for the first quarter of 2007 from 31.9% for the first quarter of 2006. This 0.6% percentage increase mostly related to the introduction of improved menu offerings. We are continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting its menu prices accordingly to help control the cost of revenues.

Labor costs. Labor costs as a percentage of restaurant sales decreased to 29.0% during the first quarter of 2007 as compared to 30.0% for the first quarter of 2006, mostly due to the improvement in operational efficiencies, partially offset by an annual increase in the Florida minimum wage.

Other restaurant operating expenses. Other restaurant operating expenses of $3,521,000 for the first quarter of 2007 increased by $85,000, or 2.7% of restaurant sales, compared to the first quarter of 2006, primarily due to increased occupancy, insurance, and advertising expenses.

General and administrative expenses. General and administrative expenses of $1,025,000, or 7.6% of revenues, for the first quarter of 2007 decreased from $1,177,000, or 8.1% of revenues, for the first quarter of 2006, primarily due to a reduction in overhead expenses, including recruiting, training, and operations management.

Depreciation and amortization. Depreciation and amortization expense increased to $506,000, or 3.8% of revenues, for the first quarter of 2007 from $498,000, or 3.4% of revenues, in the first quarter of 2006. The increase was due to the impact of 2006 restaurant remodels, partially offset by the effect of a sale of a restaurant property and the impairment of assets in the fourth quarter of 2006.

Interest expense, net. Interest expense, net was $66,000 in the first quarter of 2007 compared to $71,000 in the first quarter of 2006. The decrease in interest expense, net was primarily related to the retirement of debt related to the sale of a restaurant property in the fourth quarter of 2006.

Other expense, net. Other expense was $36,000 for the first quarter of 2007 compared to $143,000 for the comparable period in 2006. Included in other expense is minority interest of $75,000 and $87,000 for the first quarter of 2007 and 2006, respectively. The decrease in total other expense from the prior year primarily was due to non-recurring items in the first quarter of 2007 consisting of proceeds of $85,000 from the VisaCheck/MasterMoney Antitrust Settlement, partially offset by lease transaction costs of $39,000. A non-recurring expense of $23,000 in the first quarter of 2006 related to lease termination costs. Exclusive of these non-recurring items, other expense would have been $82,000 in the first quarter of 2007 and $120,000 in the first quarter of 2006.

Income from operations and net income. As a result of the factors discussed above, we had income from operations of $137,000 in the first quarter of 2007, compared to $475,000 in the first quarter of 2006. Our net income was $35,000 in the first quarter of 2007, compared to $261,000 in the first quarter of 2006. Exclusive of the non-recurring items discussed above, we had a net loss in the first quarter of 2007 of $11,000, and net income of $284,000 in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

In March 2005, our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for extending the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of a financing in May 2005, the maturity date was extended to May 23, 2007. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements. It is not expected that we will be able to borrow the remaining $160,000 under the credit line. On March 30, 2007, the maturity date was further extended to May 23, 2008 at an extension fee based on 7% of the amount borrowed of $1,440,000, payable in shares of common stock. On the date the extension was entered into, we issued 224,000 shares of our common stock as payment for the extension fee based upon the fair market value of our common stock of $0.45 on such date, and recognized a transaction cost of $101,000.

In December 2005, we secured a six-month, $500,000 bank credit facility for which the full amount was immediately drawn on to fund remodeling. In April 2006, we recognized $212,000 in net cash proceeds related to the sale of an option embedded in the lease agreement of our restaurant property in Ocala, Florida. In October 2006, we completed a sale and simultaneous leaseback of our restaurant property in New Smyrna Beach, Florida in which we received net cash proceeds of $885,000. We also simultaneously retired the $500,000 bank credit facility, which had at that time been extended in anticipation of the New Smyrna transaction being completed. We anticipate refinancing our Melbourne, Florida joint venture restaurant property, with a principal balance of $427,000 as of April 1, 2007 and which matures in September 2007. We anticipate refinancing the current principal balance owed, as well as restaurant remodeling costs estimated at approximately $425,000.

As of April 1, 2007, our current liabilities of $6,379,000 exceeded our current assets of $2,527,000, resulting in a working capital deficiency of $3,852,000. In comparison, as of December 31, 2006, our current liabilities of $6,141,000 exceeded our current assets of $1,695,000, resulting in a working capital deficiency of $4,446,000. Our operating leverage marginally improved, primarily due to increases in other current assets and cash of $455,000 and $313,000, respectively, and a decrease in accounts payable of $548,000; partially offset by increases in current maturities of long-term debt, accrued expenses and sales tax payable of $423,000, $195,000 and $168,000, respectively. We may encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant restoration or disposition costs. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The following table presents a summary of our cash flows for the fiscal quarters ended April 1, 2007 and April 2, 2006 (in thousands):

	Quarter Ended
	April 1, 2007	April 2, 2006
Net cash provided by operating activities	$56	$873
Net cash used in investing activities	(115)	(768)
Net cash provided by (used in) financing activities	372	(129)
Net increase (decrease) in cash	$313	$(24)

Cash provided by operating activities for the quarter ended April 1, 2007 was $56,000, compared to cash provided by operations of $873,000 for the comparable period in 2006. The net decrease of $817,000 primarily related to an increase in other assets of $568,000, relating to an increase in prepaid insurance as affected by the timing of securing our annual policies for property insurance, and net income of $226,000.

The cash used in investing activities was $115,000 for the quarter ended April 1, 2007, compared to $768,000 for the comparable period in 2006. The decrease in cash used in investing activities of $653,000 was due primarily to a $632,000 reduction in capital expenditures, as we were remodeling several restaurants during the first quarter of 2006.

The cash provided by financing activities was $372,000 for the quarter ended April 1, 2007, compared to cash used in financing activities of $129,000 for the comparable period in 2006. The net increase of $501,000 primarily related to a net increase in proceeds from the issuances of debt of $581,000, partially offset by a net increase in the repayment of debt of $119,000.

There are no assurances that our operational strategies will drive improvements in sales and customer traffic needed to meet anticipated cash flow requirements, and, in the event that our plans change, our assumptions prove to be inaccurate, and projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. There can be no assurance that third party financing will be available to us when needed, on acceptable terms, or at all.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. In addition, we have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our full concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy and the effect of world events in general and the tourism industry in particular. In addition, in recent years, our operating results have been significantly affected by hurricanes. Our restaurant sales are generally highest from January through April and June through August; the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

In addition, quarterly results have been substantially affected by the timing of restaurant openings or closings. Because of the seasonality of our business and the impact of restaurant openings or closings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $427,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

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

On March 13, 2007, we received a summons from the circuit court in Kane County, Illinois, naming the Spring Hill Mall, L.L.C., the primary landlord, as defendant. The suit relates to a restaurant lease in Carpentersville, Illinois. Under this lease, we are a sub-tenant to Chi-Chi’s, Inc., who filed bankruptcy in 2003 and subsequently rejected the lease. Since 2000, we have been further subleasing this property to Famous Dave’s RIBS-U, Inc. Under such terms, we partially subsidize lease payments. We have been negotiating with Spring Hill Mall for a buyout of our obligations under the various subleases. Under the suit, Spring Hill Mall is seeking payment of rent, occupancy, and related charges totaling $147,000 with the addition of interest and fees related to the suit. We shall continue to seek a financial settlement to include a full release from any leasehold obligations.

In the ordinary course of business, we are and may be a party to various legal proceedings, the outcomes of which, singly or in the aggregate, are not currently expected to be material to our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2007 we issued 224,000 shares of our common stock as consideration for an extension of the maturity date of our outstanding $1,440,000 line of credit. The extension fee was equal to 7% of the outstanding line of credit. The fair market value of our common stock on the date the extension was entered into was $0.45 per share.

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

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Leslie J. Christon

President and Chief Executive Officer

May 16, 2007

/s/ Warren R. Nelson

Executive Vice President and Chief Financial Officer

May 16, 2007