Form 10-Q
period 2007-07-01
SHELLS SEAFOOD RESTAURANTS INC
filed 2007-08-15
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2007

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

Large Accelerated Filer ☐    Accelerated Filer ☐  Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class	Outstanding at July 23, 2007
Common stock, $0.01 par value	20,871,268

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES'

Index

Part I.	Financial Information	Page Number

Item 1.	Financial Statements

	Consolidated Balance Sheets	4

	Consolidated Statements of Operations (Unaudited)	5-6

	Consolidated Statement of Stockholders’ Equity (Unaudited)	7

	Consolidated Statements of Cash Flow (Unaudited)	8-9

	Notes to Consolidated Financial Statements - (Unaudited)	10-13

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

Part II.	Other Information	22

Signatures		24

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	July 1, 2007	December 31, 2006
ASSETS
Cash	$630,444	$734,122
Inventories	512,962	543,183
Other current assets	1,052,589	383,598
Receivables from related parties	103,993	34,305
Total current assets	2,299,988	1,695,208
Property and equipment, net	7,654,024	9,170,821
Goodwill	2,474,407	2,474,407
Other assets	565,089	481,641
Prepaid rent	13,319	14,629
TOTAL ASSETS	$13,006,827	$13,836,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,296,886	$3,248,031
Accrued expenses	2,214,128	2,043,678
Sales tax payable	242,664	225,639
Notes and deferred interest payable to related parties	1,576,407	-
Current portion of long-term debt	1,311,676	623,526
Total current liabilities	7,641,761	6,140,874
Notes and deferred interest payable to related parties	-	1,527,453
Long-term debt, less current portion	114,109	171,847
Deferred rent	1,212,838	1,135,873
Total liabilities	8,968,708	8,976,047

Minority partner interest	557,624	521,876

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 22,694 shares issued and outstanding	227	227
Series B - 220,886 and 373,849 shares issued and outstanding	2,209	3,738
Common stock, $0.01 par value; authorized 58,000,000 shares;
20,871,268 and 17,586,988 shares issued and outstanding	208,713	175,870
Additional paid-in-capital	25,486,917	25,259,714
Accumulated deficit	(22,217,571)	(21,100,766)
Total stockholders’ equity	3,480,495	4,338,783
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,006,827	$13,836,706

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	13 Week Period Ended
	July 1, 2007	July 2, 2006

REVENUES	$11,481,088	$13,054,187

RESTAURANT OPERATING COSTS:
Food and beverage	3,723,531	4,207,505
Labor	3,543,021	3,895,247
Other	3,343,186	3,416,433
Depreciation and amortization	453,807	567,168
Provision for impairment of assets	609,508	-
Total restaurant operating costs	11,673,053	12,086,353
RESTAURANT OPERATING (LOSS) INCOME	(191,965)	967,834

General and administrative expenses	917,267	976,432
LOSS FROM OPERATIONS	(1,109,232)	(8,598)

OTHER (EXPENSE) INCOME:
Lease buy-out	-	212,198
Interest expense, net	(75,480)	(67,394)
Other expense, net	74,665	(90,609)
Total other (expense) income	(815)	54,195
(LOSS) INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	(1,110,047)	45,597

ELIMINATION OF MINORITY PARTNER INTEREST	(41,683)	(54,728)

NET LOSS APPLICABLE TO COMMON STOCK	$(1,151,730)	$(9,131)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.06)	$(0.00)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	20,051,503	16,225,810

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	26 Week Period Ended
	July 1, 2007	July 2, 2006

REVENUES	$24,915,992	$27,640,733

RESTAURANT OPERATING COSTS:
Food and beverage	8,079,043	8,850,963
Labor	7,433,209	8,251,855
Other	6,864,484	6,851,086
Depreciation and amortization	960,141	1,065,262
Provision for impairment of assets	609,508	-
Total restaurant operating costs	23,946,385	25,019,166
RESTAURANT OPERATING INCOME	969,607	2,621,567

General and administrative expenses	1,942,140	2,154,832
(LOSS) INCOME FROM OPERATIONS	(972,533)	466,735

OTHER (EXPENSE) INCOME:
Lease buy-out	-	212,198
Interest expense, net	(141,407)	(138,270)
Other expense, net	113,894	(146,878)
Total other expense, net	(27,513)	(72,950)
(LOSS) INCOME BEFORE ELIMINATION OF MINORITY
PARTNER INTEREST	(1,000,046)	393,785

ELIMINATION OF MINORITY PARTNER INTEREST	(116,759)	(141,694)

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(1,116,805)	$252,091

NET (LOSS) INCOME PER SHARE OF COMMON STOCK:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.01

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	18,947,464	16,202,662
Diluted	18,947,464	26,292,963

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK
	Series A		Series B		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	22,694	$227	373,849	$3,738	17,586,988	$175,870	$25,259,714	$(21,100,766)	$4,338,783

Net loss								(1,116,805)	(1,116,805)

Common stock issued for extension
of line of credit					224,000	$2,240	$98,560		100,800

Stock option expense under SFAS 123R							156,997		156,997

Issuance of common stock					1,000	$10	710		720

Preferred stock converted			(152,963)	(1,529)	3,059,280	30,593	(29,064)		-

Balance at July 1, 2007	22,694	$227	220,886	$2,209	20,871,268	$208,713	$25,486,917	$(22,217,571)	$3,480,495

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	26 Week Period Ended
OPERATING ACTIVITIES:	July 1, 2007	July 2, 2006
Net (loss) income	$(1,116,805)	$252,091
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Depreciation and amortization	960,141	1,068,777
Stock compensation expense	720	-
Stock option expense	156,997	97,038
Minority partner net income allocation	116,149	141,694
(Gain) loss on disposal of assets	(85,490)	9,576
Lease buy-out option	-	(212,198)
Provision for impairment of assets	609,508	-
Changes in current assets and liabilities	(1,414,599)	(1,548,605)
Changes in assets and liabilities:
Decrease in prepaid rent	1,310	16,123
Decrease in other assets	2,474	34,988
Increase in deferred rent	76,965	51,087
Total adjustments	424,175	(341,520)
Net cash used in operating activities	(692,630)	(89,429)

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out	267,467	212,198
Purchase of property and equipment	(228,526)	(1,486,094)
Net cash provided by (used in) investing activities	38,941	(1,273,896)

FINANCING ACTIVITIES:
Proceeds from debt financing	1,160,752	1,600,079
Repayment of debt	(530,340)	(441,672)
Proceeds from issuance of stock	-	22,500
Distributions to minority partner	(80,401)	(128,692)
Net cash provided by financing activities	550,011	1,052,215

Net decrease in cash	(103,678)	(311,110)

CASH AT BEGINNING OF PERIOD	734,122	1,360,740

CASH AT END OF PERIOD	$630,444	$1,049,630

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(continued)

	26 Week Period Ended
	July 1, 2007	July 2, 2006
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$30,221	$(15,738)
Receivables from related parties	(69,688)	50,199
Other current assets	(668,991)	(704,536)
Accounts payable	(951,145)	(1,017,779)
Accrued expenses	179,025	69,926
Sales tax payable	17,025	40,431
Increase in accrued interest to related parties	48,954	28,892
Change in current assets and liabilities	$(1,414,599)	$(1,548,605)

Supplemental disclosure of cash flow information:
Cash paid for interest	$119,905	$112,014
Cash from hurricane-related insurance recoveries	$-	$49,336

Non-cash operating and financing activities:

•
Financing costs of $100,800 for the issuance of 224,000 shares of our common stock relating to the extension of the related party line of credit was applied to Common Stock and Paid in Capital in the first quarter of 2007.

•	Accrued bonuses of $8,575 and $3,515 were used to reduce depreciation expense in 2007 and 2006, respectively.

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company”, “we”, “us”, or “our”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K, as amended, for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Week Period Ended	July 1, 2007	July 2, 2006
Net loss applicable to common stock	$(1,151,730)	$(9,131)

Weighted common shares outstanding	20,051,503	16,225,810
Basic net loss per share of common stock	$(0.06)	$(0.00)
Effect of dilutive securities:
Preferred stock	-	-
Warrants	-	-
Stock options	-	-
Diluted weighted common shares outstanding	20,051,503	16,225,810
Diluted net loss per share of common stock	$(0.06)	$(0.00)

26 Week Period Ended	July 1, 2007	July 2, 2006
Net (loss) income applicable to common stock	$(1,116,805)	$252,091

Weighted common shares outstanding	18,947,464	16,202,662
Basic net (loss) income per share of common stock	$(0.06)	$0.02
Effect of dilutive securities:
Preferred stock	-	8,939,966
Warrants	-	684,127
Stock options	-	466,208
Diluted weighted common shares outstanding	18,947,464	26,292,963
Diluted net (loss) income per share of common stock	$(0.06)	$0.01

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net income per share calculations for the 26 weeks ended July 2, 2006 excluded warrants and options to purchase an aggregate of 6,121,000 shares of common stock as the exercise prices of these warrants and options were greater than the average market price of the common shares.
.
NOTE 3.  STOCK COMPENSATION PLANS

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, President and Chief Executive Officer; concurrent with her then amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85 per share, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005 and as to 274,842 shares on July 1, 2007 and vest as to 274,842 shares on July 1, 2008. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans described below at an exercise price of $0.85 per share, with vesting ratably in July 2007 and July 2008.

At July 1, 2007, we had one stock-based employee compensation plan, as two other employee stock option plans, and the stock option plan for Non-Employee Directors had previously expired.

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

Stock option grants were valued based upon the Black Scholes option-pricing model for calculation of a grant date fair-value. The assumptions used were as follows:

	Quarter Ended
Assumptions used in computing fair value of option grants:	July 1, 2007	April 1, 2007	December 31, 2006	October 1, 2006
Volatility	55.4%	26.6%	30.0%	24.2%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	4.76%	4.68%	4.68%	5.00%
Dividend yield	0	0	0	0

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The application of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, while the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning December 31, 2007 for the Company. Adoption of SFAS 159 on December 31, 2007 is not expected to have a material impact on our consolidated financial statements.

 NOTE 5.   INCOME TAXES

There were no provisions for income taxes for the thirteen and twenty-six weeks ended July 1, 2007 and July 2, 2006 due to current operating losses and the anticipated utilization of net operating loss and general business credit carryforwards.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $10,769,000, which expire between 2007 and 2021. We also had approximately $3,593,000 of general business credits to carry forward, which expire by 2026. We had an ownership change in each of 2002 and 2005 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income. This limitation is approximately $75,000 per year for net operating losses incurred prior to the 2002 ownership change, and $665,000 per year for net operating losses incurred prior to the 2005 ownership change. Any portion of the annual limitation amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation. Approximately $7,200,000 of our net operating loss carryforwards and approximately $3,082,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $3,300,000 in net operating loss carryforwards and approximately $2,700,000 in credits will expire without benefit to us.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In the second quarter of 2007 and through the first 26-weeks of 2007, we have experienced a difficult operating environment throughout our Florida markets. Our revenues for the quarter and the first 26-weeks declined in comparison to the prior year; we believe due to a combination of a struggling state economy strongly influencing consumer spending patterns and dining out decisions, a strong same store sales trend last year and an escalation in price discounting in offerings by many of our casual dining competitors. The sales slowdown appears to be continuing to affect casual dining competitors operating throughout the State of Florida.

Consistent with quarterly trends over the last two years, we continued to receive improvements in guest satisfaction scores derived from our mystery shopper program during the first two quarters of 2007, despite the unfavorable comparable sales trends. We believe the changes we have made to enhance our menu offerings, service and atmosphere will ultimately lead to an improvement in guest acceptance of the revitalized Shells.

In addition to the softening in sales, we continued to generally experience higher costs of doing business; which included the annual increase in the Florida minimum wage, recent increases in dairy and other food commodities, and a two year trend of increasing insurance, energy and occupancy costs. We have been focused on minimizing our resulting loss in operating leverage through tightened control of operating and overhead costs. We are taking necessary steps in modifying our menu to offset rising dairy and commodity costs. Our energy management program, implemented chain wide in 2006, helped to more than offset rising energy prices. We also reduced our general and administrative expenses from last year. However, in an effort to boost guest traffic, we increased our advertising expenditures in the first half of 2007 over the prior year.

Our critical challenge continues to be building customer traffic, attracting new and lapsed guests to experience the major concept enhancements that have been implemented over recent years. We believe consumers in Florida have reacted to recent economic conditions by retrenching in their spending patterns, causing their dining out decisions to shift as a direct reaction to the higher cost of living. Given this difficult operating environment, our focus will be to create value for our guests by adapting the menu and promotions, while driving further enhancements in service. We continue to fine-tune our marketing strategies and add new and exciting items to our menu at compelling price points, aimed at increasing guest traffic.

Our management remains committed to our turnaround strategy launched over three years ago. We will continue to take appropriate measures to aggressively drive guest traffic, as well as to address costs pressures, which further impact the bottom line.

The following table sets forth, for the periods indicated the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales.

	13 Week Period Ended		26 Week Period Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues:
Restaurant sales	99.5%	99.7%	99.6%	99.7%
Management fees	0.5%	0.3%	0.4%	0.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

Restaurant operating costs:
Food and beverage (1)	32.6%	32.3%	32.5%	32.1%
Labor (1)	31.0%	29.9%	29.9%	29.9%
Other (1)	29.2%	26.3%	27.7%	24.9%
Depreciation and amortization (1)	4.0%	4.4%	3.9%	3.9%
Provision for impairment of assets (1)	5.3%	0.0%	2.5%	0.0%
Total restaurant operating costs (1)	102.1%	92.9%	96.5%	90.8%
Restaurant operating (loss) income (1)	-1.7%	7.4%	3.9%	9.5%

General and administrative expenses	8.0%	7.5%	7.8%	7.8%
(Loss) income from operations	-9.7%	-0.1%	-3.9%	1.7%

Lease buy-out	0.0%	1.6%	0.0%	0.7%
Interest expense, net	-0.7%	-0.5%	-0.6%	-0.5%
Other expense	0.3%	-1.1%	0.0%	-1.0%

Net (loss) income	-10.1%	-0.1%	-4.5%	0.9%

(1) as a percentage of restaurant sales

The following table sets forth, for the periods indicated, non-recurring items, which are more fully discussed in the results of operations.

SCHEDULE OF NON-RECURRING ITEMS
(Dollars in thousands, except per share data)
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
NON-RECURRING ITEMS:	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net (loss) income, as reported	$(1,152)	$(9)	$(1,117)	$252

Non-recurring (expense) income:
Workers' comp insurance refund and reserve adjustment	-	152	-	152
Lease renewal costs	-	-	(39)	-
Provision for impairment of assets	(610)	-	(610)	-
Non-recurring items affecting (loss) income from operations	(610)	152	(649)	152

Ocala sale-leaseback	-	212	-	212
Legal settlement proceeds	-	-	85	-
Lease termination fee	-	-	-	(23)
Gain (loss) on disposal of assets	86	(39)	86	(39)
Total non-recurring (expense) income	(524)	325	(478)	302

Net loss, excluding non-recurring items	(628)	(334)	(639)	(50)

RESULTS OF OPERATIONS

13 weeks ended July 1, 2007 and July 2, 2006 - Second Quarter

Revenues. Total revenues for the second quarter of 2007 were $11,481,000 as compared to $13,054,000 for the second quarter of 2006. The $1,573,000, or 12.1% decrease in revenues, was primarily a result of a 10.8% decrease in same store sales and the under-performance of two non-comparable restaurants, one of which was closed and disposed of in June 2007. As of the end of the second quarter of 2007, we had 24 restaurants in operation, as compared to 25 at the end of the second quarter of 2006. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales increased to 32.6% for the second quarter of 2007 from 32.3% for the second quarter of 2006. This 0.3% percentage increase mostly related to the introduction of improved menu offerings and increases in dairy and other commodity costs in the latter part of the second quarter of 2007. We are continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor costs. Labor costs as a percentage of restaurant sales increased to 31.0% during the second quarter of 2007 as compared to 29.9% for the second quarter of 2006. This 1.1% percentage increase primarily was due to the decrease of operating leverage as reflected by the reduction in sales volume and the impact of the annual increase in the Florida minimum wage.

Other restaurant operating expenses. Other restaurant operating expenses, consisting primarily of marketing, utilities, occupancy, and other operating expenses, increased to 29.2% of restaurant sales for the second quarter of 2007 from 26.3% for the second quarter of 2006. This 2.9% percentage increase was mostly due to the decrease in operating leverage as reflected by the reduction of sales volume.

Depreciation and amortization. Depreciation and amortization expense decreased to $454,000, or 4.0% of restaurant sales, for the second quarter of 2007 from $567,000, or 4.4% of restaurant sales, in the second quarter of 2006. The $113,000 decrease was due to the impairment of assets in the fourth quarter of 2006 as well as the sale of a restaurant property in the fourth quarter of 2006.

Impairment of assets. We recorded a provision in operating expenses in the second quarter of 2007 for the impairment of assets totaling $610,000 or 5.3% of restaurant sales relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant.

General and administrative expenses. General and administrative expenses of $917,000, or 8.0% of revenues, for the second quarter of 2007 decreased by $59,000 from $976,000, or 7.5% of revenues, for the second quarter of 2006, primarily due to a reduction in overhead expenses, including recruiting, training, operations management, and other supportive costs, partly offset by an increase in stock option expense. The 0.5% increase as a percentage of revenues further reflects the reduction in sales leverage.

Lease buyout. In April 2006, we recognized $212,000 of net cash proceeds in a non-recurring transaction related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord. There was no similar transaction in the second quarter of 2007.

Interest expense, net. Interest expense, net was $75,000 in the second quarter of 2007 compared to $67,000 in the second quarter of 2006. The increase in interest expense, net was primarily related to the increase in that portion of the debt containing variable interest rates.

Other expense, net. Other income was $32,000 for the second quarter of 2007, compared to other expense of $145,000 for the comparable period in 2006. Included in other expense was minority interest of $42,000 and $54,000 for the second quarter of 2007 and 2006, respectively. The increase in total other income (expense) from the prior year primarily was due to a non-recurring item in the second quarter of 2007 consisting of a gain on the sale of a restaurant property of $86,000, and a non-recurring expense in the second quarter of 2006 related to a $39,000 write-down of fixed assets replaced during remodeling. Exclusive of these non-recurring items, other expense would have been $54,000 and $106,000 in the second quarters of 2007 and 2006, respectively.

Loss from operations and net loss. As a result of the factors discussed above, we had a loss from operations of $1,109,000 in the second quarter of 2007, compared to a loss from operations of $9,000 in the second quarter of 2006. Non-recurring items affecting loss from operations consisted of $610,000 in expense related to the provision for the impairment of assets in the second quarter of 2007, and $152,000 in income related to a refund of workers compensation premiums and an adjustment of reserves for workers compensation expenses in the second quarter of 2006. Loss from operations exclusive of these non-recurring items was $499,000 and $161,000 in the second quarters of 2007 and 2006, respectively. The net loss was $1,152,000 in the second quarter of 2007, compared to a net loss of $9,000 in the second quarter of 2006. Exclusive of the non-recurring items discussed above, we had net losses in the second quarters of 2007 and 2006 of $628,000 and $334,000, respectively.

26 weeks ended July 1, 2007 and July 2, 2006

Revenues. Total revenues for the 26 weeks ended July 1, 2007 were $24,916,000 as compared to $27,641,000 for the 26 weeks ended July 2, 2006. The $2,725,000, or 9.9% decrease in revenues, was primarily a result of an 8.7% decrease in same store sales and the under-performance of two non-comparable restaurants, one of which was closed and disposed of in June 2007.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales increased to 32.5% for the 26 weeks ended July 1, 2007 from 32.1% for the 26 weeks ended July 2, 2006. This 0.4% percentage increase mostly related to the introduction of improved menu offerings. We are continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor costs. Labor costs as a percentage of restaurant sales was 29.9% for both the 26 weeks ended July 1, 2007 and the 26 weeks ended July 1, 2006, mostly due to the improvement in operational efficiencies, offset by a decrease of operating leverage as reflected by the reduction in sales volume and the impact of the annual increase in the Florida minimum wage.

Other restaurant operating expenses. Other restaurant operating expenses, consisting primarily of marketing, utilities, occupancy, and other operating expenses, increased to 27.7% of restaurant sales for the 26 weeks ended July 1, 2007 from 24.9% for the 26 weeks ended July 2, 2006. This 2.8% percentage increase was mostly due to increased occupancy, insurance, and advertising expenses, partially offset by lower operating expenses related to a decrease in revenues over the comparable period a year ago.

Depreciation and amortization. Depreciation and amortization expense decreased to $960,000, or 3.9% of restaurant sales, for the 26 weeks ended July 1, 2007 from $1,065,000, or 3.9% of restaurant sales, in the 26 weeks ended July 2, 2006. The decrease was due to the impairment of assets in the fourth quarter of 2006, and the sale of a restaurant property in the fourth quarter of 2006.

Impairment of assets. We recorded a provision in operating expenses in 2007 for the impairment of assets totaling $610,000 or 2.5% of restaurant sales relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant.

General and administrative expenses. General and administrative expenses of $1,942,000, or 7.8% of revenues, for the 26 weeks ended July 1, 2007 decreased from $2,155,000, or 7.8% of revenues, for the 26 weeks ended July 2, 2006, primarily due to a reduction in overhead expenses, including recruiting, training, operations management, and other supportive costs, partly offset by an increase in stock option expense.

Lease buyout. In April 2006, we recognized $212,000 of net cash proceeds in a non-recurring transaction related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord. There was no similar transaction in the first 26 weeks of 2007.

Interest expense, net. Interest expense, net was $141,000 in the 26 weeks ended July 1, 2007 compared to $138,000 in the comparable period in 2006. The increase in interest expense, net was primarily related to an increase in interest on that portion of debt containing variable interest rates, mostly offset by the retirement of debt related to the sale of a restaurant property in the fourth quarter of 2006.

Other expense, net. Other expense was $3,000 for the 26 weeks ended July 1, 2007, compared to $289,000 for the comparable period in 2006. Included in other expense was minority interest of $117,000 and $142,000 for the 26 weeks ended July 1,2007 and July 2, 2006, respectively. The decrease in total other expense from the prior year primarily was due to non-recurring items in 2007 consisting of proceeds of $85,000 from the VisaCheck/MasterMoney Antitrust Settlement and a gain on the sale of a restaurant property of $86,000. Non-recurring expense in 2006 consisted of $23,000 related to lease termination costs and $39,000 related to the write-down of fixed assets replaced during remodeling. Exclusive of these non-recurring items, other expense would have been $174,000 and $227,000 in the 26 weeks ended July 1, 2007 and July 2, 2006, respectively.

(Loss) income from operations and net (loss) income. As a result of the factors discussed above, we had a loss from operations of $973,000 in the 26 weeks ended July 1, 2007, compared to income from operations of $467,000 in the 26 weeks ended July 2, 2006. Non-recurring items affecting (loss) income from operations consisted of $610,000 in expense related to the provision for the impairment of assets and $39,000 in expense related to lease renewal costs in the 26 weeks ended July 1, 2007, and $152,000 in income related to a refund of workers compensation premiums and an adjustment of reserves for workers compensation expenses in the 26 weeks ended July 2, 2006. The loss from operations exclusive of these non-recurring items was $324,000 in the 26 weeks ended July 1, 2007, compared to income from operations of $315,000 for the 26 weeks ended July 2, 2006. The net loss was $1,117,000 in the 26 weeks ended July 1, 2007, compared to net income of $252,000 in the 26 weeks ended July 2, 2006. Exclusive of the non-recurring items discussed above, we had net losses of $639,000 and $50,000 in the 26 weeks ended July 1, 2007 and July 2, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In June 2007, we sold the leasehold interest to our landlord for $225,000 and discontinued operations at our restaurant in Coral Springs, Florida. A net gain of $86,000 was recognized after the disposition of related assets.

In March 2005, our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for extending the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of a financing in May 2005, the maturity date was extended to May 23, 2007. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements. It is not expected that we will be able to borrow the remaining $160,000 under the credit line. On March 30, 2007, the maturity date was further extended to May 23, 2008 at an extension fee based on 7% of the amount borrowed of $1,440,000, payable in shares of common stock. On the date the extension was entered into, we issued 224,000 shares of our common stock as payment for the extension fee based upon the fair market value of our common stock of $0.45 on such date, and we are amortizing a transaction cost of $101,000 over the extension period.

In December 2005, we secured a six-month, $500,000 bank credit facility for which the full amount was immediately drawn on to fund remodeling. In April 2006, we recognized $212,000 in net cash proceeds related to the sale of an option embedded in the lease agreement of our restaurant property in Ocala, Florida. In October 2006, we completed a sale and simultaneous leaseback of our restaurant property in New Smyrna Beach, Florida in which we received net cash proceeds of $885,000. We also simultaneously retired the $500,000 bank credit facility, as required.

We anticipate refinancing the note on our Melbourne, Florida joint venture restaurant property, which matures on October 25, 2007, and had a principal balance of $417,000 as of July 1, 2007. We anticipate the refinancing to be for the principal balance owed, as well as a significant portion of that restaurant’s remodeling costs.

As of July 1, 2007, our current liabilities of $7,642,000 exceeded our current assets of $2,300,000, resulting in a working capital deficiency of $5,342,000. In comparison, as of December 31, 2006, our current liabilities of $6,141,000 exceeded our current assets of $1,695,000, resulting in a working capital deficiency of $4,446,000. Our operating leverage declined, primarily due to the reclassifications of $1,576,000 and $688,000 in notes and deferred interest payable to related parties and current portion of long-term debt, respectively, to current liabilities, an increase in accrued expenses of $170,000 and a decrease in cash of $104,000; partially offset by a decrease in accounts payable of $951,000 and an increase in other current assets of $669,000. We may continue to encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant remodeling or disposition costs. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The following table presents a summary of our cash flows for the 26 weeks ended July 1, 2007 and July 2, 2006 (in thousands):

	26 Weeks Ended
	July 1, 2007	July 2, 2006
Net cash used in operating activities	$(693)	$(89)
Net cash provided by (used in) investing activities	39	(1,274)
Net cash provided by financing activities	550	1,052
Net decrease in cash	$(104)	$(311)

Cash used in operating activities for the 26 weeks ended July 1, 2007 was $693,000, compared to $89,000 for the comparable period in 2006. The net increase of $604,000 primarily related to a reduction in profitability of $1,369,000, net of a provision for impairment of assets of $610,000 for the 26-week period ended July 1, 2007.

The cash provided by investing activities was $39,000 for the 26 weeks ended July 1, 2007, compared to cash used in investing activities of $1,274,000 for the comparable period in 2006. The change in cash from investing activities of $1,313,000 was due primarily to a $1,258,000 reduction in capital expenditures, as we were remodeling several restaurants in the first half of 2006.

The cash provided by financing activities was $550,000 for the 26 weeks ended July 1, 2007, compared to $1,052,000 for the comparable period in 2006. The net decrease of $502,000 primarily related to a net decrease in proceeds from the issuances of debt of $439,000 and a net increase in the repayment of debt of $89,000.

There are no assurances that our operational strategies will drive improvements in sales and customer traffic needed to meet anticipated cash flow requirements, and, in the event that our plans change, our assumptions prove to be inaccurate, and projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. We are seeking alternative sources of financing, which may include the sale and disposition of additional leasehold interests of marginally or under performing restaurants. There can be no assurance that such alternative funding or other third party financing will be available to us when needed, on acceptable terms, or at all.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. In addition, we have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our full concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy and the effect of world events in general and the tourism industry in particular. In addition, in recent years, our operating results have been significantly affected by hurricanes. Our restaurant sales are generally highest from January through August; the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonality patterns.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $417,000 in outstanding debt with banks that is based on variable rates. Borrowings under the loan agreements bear interest at the rate equal to the applicable bank’s base rate.

Item 4T.  Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 1, 2006, we were advised by our subtenant, Famous Dave’s RIBS-U, Inc., that they discontinued operations of the restaurant located in Streamwood, Illinois and have ceased remitting rent payments required by the sublease. The subtenant has requested discussions on settlement for a lease termination. Such restaurant closure is a condition of default under the sublease as well as the master lease between Shells and the ultimate landlord, 948 Barrington Road Partnership. In February 2007, the parties under the lease and sublease agreed to allow the landlord to market the property to find a suitable tenant. This agreement also contained a lease buy-out provision between the landlord and Famous Dave’s. If a tenant is secured or the buy-out provision is exercised, Famous Dave’s and Shells thereafter would be released of their obligations under the respective leases. This February 2007 agreement has since terminated. The parties are continuing efforts to seek a suitable tenant replacement. The financial implications to Shells are undetermined at this time. If necessary, we intend to pursue our rights against Famous Dave’s, as appropriate to protect our interest.

On March 13, 2007 and on July 16, 2007, summons were served from the circuit court in Kane County, Illinois, naming the Spring Hill Mall, L.L.C., the primary landlord, as defendant. The suit relates to a restaurant lease in Carpentersville, Illinois. Under this lease, we are a sub-tenant to Chi-Chi’s, Inc., who filed bankruptcy in 2003 and subsequently rejected the lease. Since 2000, we have been further subleasing this property to Famous Dave’s RIBS-U, Inc. Under such terms, we partially subsidize lease payments. We have been negotiating with Spring Hill Mall for a buyout of our obligations under the various subleases. Under the suit, Spring Hill Mall is seeking payment of rent, occupancy, and related charges totaling $147,000 with the addition of interest and fees related to the suit. We shall continue to seek a financial settlement to include a full release from any leasehold obligations.

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

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Leslie J. Christon

President and Chief Executive Officer
August 15, 2007

/s/ Warren R. Nelson

Executive Vice President and Chief Financial Officer
August 15, 2007