Form 10-Q
period 2007-09-30
SHELLS SEAFOOD RESTAURANTS INC
filed 2007-11-14
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 1, 2007
Common stock, $0.01 par value	23,537,948

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Cash	$538,534	$734,122
Inventories	422,309	543,183
Other current assets	773,251	383,598
Receivables from related parties	28,655	34,305
Total current assets	1,762,749	1,695,208
Property and equipment, net	7,289,479	9,170,821
Goodwill	2,474,407	2,474,407
Other assets	538,780	481,641
Prepaid rent	12,664	14,629
TOTAL ASSETS	$12,078,079	$13,836,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,381,239	$3,248,031
Accrued expenses	2,421,255	2,043,678
Sales tax payable	170,636	225,639
Notes and deferred interest payable to related parties	1,601,310	-
Current portion of long-term debt	567,905	623,526
Total current liabilities	7,142,345	6,140,874
Notes and deferred interest payable to related parties	-	1,527,453
Long-term debt, less current portion	583,754	171,847
Deferred rent	1,250,970	1,135,873
Total liabilities	8,977,069	8,976,047

Minority partner interest	547,799	521,876

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 22,694 shares issued and outstanding	227	227
Series B - 87,552 and 373,849 shares issued and outstanding	876	3,738
Common stock, $0.01 par value; authorized 58,000,000 shares; 23,537,948 and 17,586,988 shares issued and outstanding	235,379	175,870
Additional paid-in-capital	25,543,868	25,259,714
Accumulated deficit	(23,227,139)	(21,100,766)
Total stockholders’ equity	2,553,211	4,338,783
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,078,079	$13,836,706

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	13 Week Period Ended
	September 30, 2007	October 1, 2006

REVENUES	$8,979,098	$10,529,214

RESTAURANT OPERATING COSTS:
Food and beverage	2,904,894	3,397,604
Labor	2,977,106	3,354,299
Other	2,748,863	3,124,978
Depreciation and amortization	412,462	577,563
Total restaurant operating costs	9,043,325	10,454,444
RESTAURANT OPERATING (LOSS) INCOME	(64,227)	74,770

General and administrative expenses	826,408	880,795
LOSS FROM OPERATIONS	(890,635)	(806,025)

OTHER EXPENSE:
Interest expense, net	(74,054)	(96,577)
Other expense, net	(14,353)	(10,878)
Total other expense, net	(88,407)	(107,455)
LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	(979,042)	(913,480)

ELIMINATION OF MINORITY PARTNER INTEREST	(30,530)	(48,057)

NET LOSS APPLICABLE TO COMMON STOCK	$(1,009,572)	$(961,537)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.05)	$(0.06)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	22,248,564	16,673,723

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	39 Week Period Ended
	September 30, 2007	October 1, 2006

REVENUES	$33,895,090	$38,169,947

RESTAURANT OPERATING COSTS:
Food and beverage	10,983,937	12,248,567
Labor	10,410,315	11,606,154
Other	9,613,347	9,976,063
Depreciation and amortization	1,372,603	1,642,826
Provision for impairment of assets	609,508	-
Total restaurant operating costs	32,989,710	35,473,610
RESTAURANT OPERATING INCOME	905,380	2,696,337

General and administrative expenses	2,768,548	3,035,627
LOSS FROM OPERATIONS	(1,863,168)	(339,290)

OTHER (EXPENSE) INCOME:
Lease buy-out	-	212,198
Interest expense, net	(215,461)	(234,847)
Other income (expense), net	99,545	(157,756)
Total other expense, net	(115,916)	(180,405)

LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	(1,979,084)	(519,695)

ELIMINATION OF MINORITY PARTNER INTEREST	(147,289)	(189,751)

NET LOSS APPLICABLE TO COMMON STOCK	$(2,126,373)	$(709,446)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.11)	$(0.04)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	20,047,831	16,359,683

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at December 31, 2006	22,694	$227	373,849	$3,738	17,586,988	$175,870	$25,259,714	$(21,100,766)	$4,338,783

Net loss								(2,126,373)	(2,126,373)

Common stock issued for extension of line of credit					224,000	2,240	98,560		100,800

Stock option expense under SFAS 123R							239,281		239,281
Issuance of common stock					1,000	10	710		720

Preferred stock converted			(286,297)	(2,862)	5,725,960	57,259	(54,397)		-

Balance at September 30, 2007	22,694	$227	87,552	$876	23,537,948	$235,379	$25,543,868	$(23,227,139)	$2,553,211

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	39 Week Period Ended
	September 30, 2007	October 1, 2006
OPERATING ACTIVITIES:
Net loss	$(2,126,373)	$(709,446)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,372,603	1,648,450
Stock compensation expense	720	-
Stock option expense	239,281	113,448
Minority partner net income allocation	147,289	189,751
(Gain) loss on disposal of assets	(85,490)	10,359
Lease buy-out option	-	(212,198)
Provision for impairment of assets	609,508	-
Changes in current assets and liabilities	(720,628)	(1,110,619)
Changes in assets and liabilities:
Decrease in prepaid rent	1,965	22,142
(Increase) decrease in other assets	(556)	37,887
Increase in deferred rent	115,097	84,049
Total adjustments	1,679,789	783,269
Net cash (used in) provided by operating activities	(446,584)	73,823

INVESTING ACTIVITIES:
Proceeds from sale of lease buy-out	-	212,198
Proceeds from sale of assets	270,368	-
Purchase of property and equipment	(254,292)	(1,716,641)
Net cash provided by (used in) investing activities	16,076	(1,504,443)

FINANCING ACTIVITIES:
Proceeds from debt financing	1,667,823	1,606,481
Repayment of debt	(1,311,537)	(808,570)
Proceeds from issuance of stock	-	22,500
Distributions to minority partner	(121,366)	(160,469)
Net cash provided by financing activities	234,920	659,942

Net decrease in cash	(195,588)	(770,678)

CASH AT BEGINNING OF PERIOD	734,122	1,360,740

CASH AT END OF PERIOD	$538,534	$590,062

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(continued)

	39 Week Period Ended
	September 30, 2007	October 1, 2006
Cash flows (outflows) from changes in current assets and liabilities:
Inventories	$120,874	$8,851
Receivables from related parties	5,650	75,204
Other current assets	(389,653)	(244,836)
Accounts payable	(866,792)	(1,148,726)
Accrued expenses	390,439	170,676
Sales tax payable	(55,003)	(25,596)
Increase in accrued interest to related parties	73,857	53,808
Change in current assets and liabilities	$(720,628)	$(1,110,619)

Supplemental disclosure of cash flow information:
Cash paid for interest	$144,694	$183,445
Cash from hurricane-related insurance recoveries	$-	$49,336
Financing costs, line of credit	$100,800	$-

Non-cash operating and financing activities:
•
Financing costs of $100,800 for the issuance of 224,000 shares of our common stock relating to the extension of the related party line of credit was applied to Common Stock and Paid in Capital in the first quarter of 2007.

•	Accruals for bonuses of $12,862 and $5,624 offset reductions in depreciation expense in 2007 and 2006, respectively.

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

NOTE 2.  LONG TERM DEBT

In September 2007, we refinanced the note on our Melbourne, Florida joint venture restaurant property, which was to mature in October 2007. The refinancing included the principal balance owed of $407,000, as well as an additional $200,000, of which $100,000 was received prior to September 30, 2007, to cover a significant portion of that restaurant’s remodeling costs. The note matures on September 15, 2012, and has monthly payments based on a 15-year amortization at a fixed interest rate of 7.91%. As a condition of the note, we have agreed to maintain our commercial bank accounts with the lender and to maintain a minimum debt service coverage ratio for the Melbourne joint venture company.

NOTE 3.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

13 Week Period Ended	September 30, 2007	October 1, 2006
Net loss applicable to common stock	$(1,009,572)	$(961,537)

Weighted common shares outstanding	22,248,564	16,673,723
Basic net loss per share of common stock	$(0.05)	$(0.06)
Effect of dilutive securities:
Preferred stock	-	-
Warrants	-	-
Stock options	-	-
Diluted weighted common shares outstanding	22,248,564	16,673,723
Diluted net loss per share of common stock	$(0.05)	$(0.06)

39 Week Period Ended	September 30, 2007	October 1, 2006
Net loss applicable to common stock	$ (2,126,373)	$ (709,446)

Weighted common shares outstanding	20,047,831	16,359,683
Basic net loss per share of common stock	$(0.11)	$(0.04)
Effect of dilutive securities:
Preferred stock	-	-
Warrants	-	-
Stock options	-	-
Diluted weighted common shares outstanding	20,047,831	16,359,683
Diluted net loss per share of common stock	$(0.11)	$(0.04)

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basic and diluted net loss per common share excludes anti-dilutive stock options, warrants and preferred stock of 11,409,000, 20,520,000, 11,430,000 and 20,801,000 for the thirteen weeks ended September 30, 2007 and October 1, 2006, and the thirty-nine weeks ended September 30, 2007 and October 1, 2006, respectively.

NOTE 4.  STOCK COMPENSATION PLANS

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, President and Chief Executive Officer, concurrent with her then amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85 per share, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005 and as to 274,842 shares on September 30, 2007 and vest as to 274,842 shares on September 30, 2008. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans described below at an exercise price of $0.85 per share, which vested as to 79,004 shares in July 2007 and will vest as to 79,003 shares in July 2008.

At September 30, 2007, we had one stock-based employee compensation plan, as our two other employee stock option plans, and our stock option plan for Non-Employee Directors had previously expired.

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

Stock option grants were valued based upon the Black Scholes option-pricing model for calculation of a grant date fair-value. The assumptions used were as follows:

	Quarter Ended
Assumptions used in computing fair value of option grants:	September 30, 2007	July 1, 2007	April 1, 2007	December 31, 2006
Volatility	101.7%	55.4%	26.6%	30.0%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	4.41%	4.76%	4.68%	4.68%
Dividend yield	0	0	0	0

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

 NOTE 6.   INCOME TAXES

There were no provisions for income taxes for the 13 and 39 weeks ended September 30, 2007 and October 1, 2006, due to current operating losses and the anticipated utilization of net operating loss and general business credit carryforwards.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In the third quarter of 2007 and through the first 39-weeks of 2007, we continued to experience a significantly challenging operating environment across our Florida markets. Our revenues for the third quarter and the first 39-weeks declined 14.7% and 11.2%, respectively, in comparison to the prior year. We believe these unfavorable trends stem from the effect of a struggling state economy, which continues to greatly influence consumer behavior relative to their general spending patterns and more particularly, their dining out decisions. Additionally, a strong same store sales trend last year and an escalation in price discounting throughout the casual dining sector, also continue to be significant factors in our year-to-year decline in revenues. The sales slowdown appears to be continuing to affect casual dining competitors operating throughout the State of Florida.

To further exacerbate the effect of the slow down in sales, operating costs continue to escalate, particularly in the food products that we serve. Driven by rising energy costs, food commodity costs are increasing, and as such are affecting at various degrees the costs of most products that we serve. As an ongoing cost of doing business in Florida, we also are challenged by the annual increase in the Florida minimum wage and a two year trend of increasing insurance, energy and occupancy costs. We continue to aggressively focus on minimizing our resulting loss in operating leverage through tightened control of operating and overhead costs. We have been modifying our menu to better offset these rising costs, while increasing emphasis on those menu items that provide value to our guests. Through our energy management program, we have more than offset rising utilities costs by reducing energy usage. We also reduced our general and administrative expenses, as well as interest expense from last year. We are also exploring other business models to increase sales and profitability.

Of most importance, our challenge continues to be to build customer traffic, attracting new and lapsed guests to experience the enhancements to the Shells brand that we have implemented over recent years. We believe current consumer trends in Florida will continue through the foreseeable future. Consumer spending patterns are tightening, causing dining out decisions to shift away from the casual dining sector. Given this sustained operating environment, our focus is to create value for our guests by better adapting the menu and promotions, while driving further enhancements in service and cautiously protecting margins. We continue to fine-tune our marketing strategies to target increases in guest trial.

Our management remains committed to the turnaround strategy launched over three years ago. We will continue to take appropriate measures to aggressively drive guest traffic, as well as to address costs pressures, with the full intent of returning the Shells brand to profitability.

The following table sets forth, for the periods indicated the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales.

	13 Weeks Ended		39 Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Revenues:
Restaurant sales	99.7%	99.6%	99.7%	99.7%
Management fees	0.3%	0.4%	0.3%	0.3%
Total revenues	100.0%	100.0%	100.0%	100.0%

Restaurant operating costs:
Food and beverage (1)	32.4%	32.4%	32.5%	32.2%
Labor and other related expenses (1)	33.2%	32.0%	30.8%	30.5%
Other restaurant operating expenses (1)	30.7%	29.8%	28.5%	26.2%
Depreciation and amortization (1)	4.6%	5.5%	4.1%	4.3%
Provision for impairment of assets (1)	-	-	1.8%	-
Total restaurant operating costs (1)	100.9%	99.7%	97.7%	93.2%
Restaurant operating (loss) income (1)	-0.7%	0.7%	2.7%	7.1%

General and administrative expenses	9.2%	8.4%	8.2%	8.0%
Loss from operations	-9.9%	-7.7%	-5.5%	-0.9%

Lease buy-out option	-	-	-	0.6%
Interest expense, net	-0.8%	-0.9%	-0.6%	-0.6%
Other (expense) income, net	-0.2%	-0.1%	0.3%	-0.4%
Elimination of minority partner interest	-0.3%	-0.5%	-0.4%	-0.5%
Net loss	-11.2%	-9.2%	-6.2%	-1.8%

(1) as a percentage of restaurant sales

The following table sets forth, for the periods indicated, non-recurring items, which are more fully discussed in the results of operations.

SCHEDULE OF NON-RECURRING ITEMS
(Dollars in thousands, except per share data)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
NON-RECURRING ITEMS:	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net loss, as reported	$(1,010)	$(962)	$(2,126)	$(709)

Non-recurring (expense) income:
Workers’ comp insurance refund and reserve adjustment	-	-	-	152
Lease renewal costs	-	-	(39)	-
Provision for impairment of assets	-	-	(610)	-
Non-recurring items affecting (loss) income from operations	-	-	(649)	152

Lease buyout option	-	-	-	212
Legal settlement proceeds	-	-	85	-
Lease termination fee	-	-	-	(23)
Gain (loss) on disposal of assets	-	-	86	(39)
Total non-recurring (expense) income	-	-	(478)	302

Net loss, excluding non-recurring items	(1,010)	(962)	(1,648)	(1,011)

RESULTS OF OPERATIONS

13 weeks ended September 30, 2007 and October 1, 2006 – Third Quarter

Revenues. Total revenues for the third quarter of 2007 were $8,979,000 as compared to $10,529,000 for the third quarter of 2006. The $1,550,000, or 14.7% decrease in revenues, was primarily a result of a 12.1% decrease in same store sales and the closure and disposition of a restaurant in June 2007. As of the end of the third quarter of 2007, we had 24 restaurants in operation, as compared to 25 at the end of the third quarter of 2006. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales were 32.4% for both of the third quarters of 2007 and 2006. Increases in dairy and other commodity costs were generally offset by operational improvements in cost control. We are continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor costs. Labor costs as a percentage of restaurant sales increased to 33.2% during the third quarter of 2007 as compared to 32.0% for the third quarter of 2006. This 1.2% percentage increase primarily was due to the decrease of operating leverage as reflected by the reduction in sales volume and the impact of the annual increase in the Florida minimum wage.

Other restaurant operating expenses. Other restaurant operating expenses, consisting primarily of marketing, utilities, occupancy, and other operating expenses, increased to 30.7% of restaurant sales for the third quarter of 2007 from 29.8% for the third quarter of 2006. This 0.9% percentage increase was mostly due to the decrease in operating leverage as reflected by the reduction of sales volume. Although utilities expense increased 0.7% of restaurant sales, costs decreased as results from our energy management program more than offset utility rate increases.

Depreciation and amortization. Depreciation and amortization expense decreased to $412,000, or 4.6% of restaurant sales, for the third quarter of 2007 from $578,000, or 5.5% of restaurant sales, in the third quarter of 2006. The $166,000 decrease was due to the impairment of assets in the fourth quarter of 2006 and the second quarter of 2007 as well as the sale of a restaurant property in the fourth quarter of 2006.

General and administrative expenses. General and administrative expenses of $827,000, or 9.2% of revenues, for the third quarter of 2007 decreased by $54,000 from $881,000, or 8.4% of revenues, for the third quarter of 2006. The reduction in overhead dollars was due to decreasing costs in recruiting, training, operations management, and other supportive costs, partly offset by increases in stock option and legal and professional expenses. The 0.8% increase as a percentage of revenues further reflects the reduction in sales leverage.

Interest expense, net. Interest expense, net was $74,000 in the third quarter of 2007 compared to $97,000 in the third quarter of 2006. The decrease in interest expense, net was primarily related to the reduction of debt associated with the sale of a property in the fourth quarter of 2006.

Other expense, net. Other expense was $45,000 for the third quarter of 2007, compared to other expense of $59,000 for the comparable period in 2006. Included in other expense was minority interest of $31,000 and $48,000 for the third quarter of 2007 and 2006, respectively.

Loss from operations and net loss. As a result of the factors discussed above, we had a loss from operations of $891,000 in the third quarter of 2007, compared to a loss from operations of $806,000 in the third quarter of 2006. The net loss was $1,010,000 in the third quarter of 2007, compared to a net loss of $962,000 in the third quarter of 2006.

39 weeks ended September 30, 2007 and October 1, 2006

Revenues. Total revenues for the 39 weeks ended September 30, 2007 were $33,895,000 as compared to $38,170,000 for the 39 weeks ended October 1, 2006. The $4,275,000, or 11.2% decrease in revenues, was primarily a result of a 9.7% decrease in same store sales and the closure and disposition of an underperforming restaurant in June 2007.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales increased to 32.5% for the 39 weeks ended September 30, 2007 from 32.2% for the 39 weeks ended October 1, 2006. This 0.3% percentage increase mostly related to the introduction of improved menu offerings in the first quarter of 2007 and increases in dairy and other commodity costs beginning in the latter part of the second quarter of 2007. We are continually attempting to anticipate and react to fluctuations in food costs by purchasing seafood directly from numerous suppliers, promoting certain alternative menu selections in response to price and availability of supply and adjusting our menu prices accordingly to help control the cost of revenues.

Labor costs. Labor costs as a percentage of restaurant sales increased to 30.8% for the 39 weeks ended September 30, 2007 as compared to 30.5% for the 39 weeks ended October 1, 2006, mostly due to a decrease of operating leverage as reflected by the reduction in sales volume and the impact of the annual increase in the Florida minimum wage.

Other restaurant operating expenses. Other restaurant operating expenses, consisting primarily of marketing, utilities, occupancy, and other operating expenses, increased to 28.5% of restaurant sales for the 39 weeks ended September 30, 2007 from 26.2% for the 39 weeks ended October 1, 2006. This 2.3% percentage increase was mostly due to the decrease in operating leverage as reflected by the reduction of sales volume.

Depreciation and amortization. Depreciation and amortization expense decreased to $1,373,000, or 4.1% of restaurant sales, for the 39 weeks ended September 30, 2007 from $1,643,000, or 4.3% of restaurant sales, in the 39 weeks ended October 1, 2006. The decrease was due to the impairment of assets in the fourth quarter of 2006 and the second quarter of 2007, as well as the sale of a restaurant property in the fourth quarter of 2006.

Impairment of assets. We recorded a provision in operating expenses in the second quarter of 2007 for the impairment of assets totaling $610,000, or 1.8% of restaurant sales, relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant.

General and administrative expenses. General and administrative expenses of $2,768,000, or 8.2% of revenues, for the 39 weeks ended September 30, 2007 decreased by $268,000 from $3,036,000, or 8.0% of revenues, for the 39 weeks ended October 1, 2006, primarily due to a reduction in overhead expenses, including operations management and other supportive costs, partly offset by an increase in stock option expense. The 0.2% increase as a percentage of revenues further reflects the reduction in sales leverage.

Lease buyout option. In April 2006, we recognized $212,000 of net cash proceeds in a non-recurring transaction related to the negotiation of an option embedded in the Ocala restaurant lease agreement to a new landlord. There was no similar transaction in the first 39 weeks of 2007.

Interest expense, net. Interest expense, net was $216,000 in the 39 weeks ended September 30, 2007 compared to $235,000 in the comparable period in 2006. The decrease in interest expense, net was primarily related the retirement of debt related to the sale of a restaurant property in the fourth quarter of 2006.

Other expense, net. Other expense was $47,000 for the 39 weeks ended September 30, 2007, compared to $347,000 for the comparable period in 2006. Included in other expense was minority interest of $147,000 and $190,000 for the 39 weeks ended September 30, 2007 and October 1, 2006, respectively. The decrease in total other expense from the prior year primarily was due to non-recurring income in 2007 consisting of proceeds of $85,000 from the VisaCheck/MasterMoney Antitrust Settlement and a gain on the sale of a restaurant property of $86,000. Non-recurring expense in 2006 consisted of $23,000 related to lease termination costs and $39,000 related to the write-down of fixed assets replaced during remodeling. Exclusive of these non-recurring items, other expense would have been $218,000 and $285,000 in the 39 weeks ended September 30, 2007 and October 1, 2006, respectively.

Loss from operations and net loss. As a result of the factors discussed above, we had a loss from operations of $1,863,000 in the 39 weeks ended September 30, 2007, compared to a loss from operations of $339,000 in the 39 weeks ended October 1, 2006. Non-recurring items affecting loss from operations consisted of $610,000 in expense related to the provision for the impairment of assets and $39,000 in expense related to lease renewal costs in the 39 weeks ended September 30, 2007, and $152,000 in income related to a refund of workers compensation premiums and an adjustment of reserves for workers compensation expenses in the 39 weeks ended October 1, 2006. The loss from operations exclusive of these non-recurring items was $1,214,000 in the 39 weeks ended September 30, 2007, compared to a loss from operations of $491,000 for the 39 weeks ended October 1, 2006. The net loss was $2,126,000 in the 39 weeks ended September 30, 2007, compared to a net loss of $709,000 in the 39 weeks ended October 1, 2006. Exclusive of the non-recurring items discussed above, we had net losses of $1,648,000 and $1,011,000 in the 39 weeks ended September 30, 2007 and October 1, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In September 2007, we refinanced the note on our Melbourne, Florida joint venture restaurant property, which was to mature in October 2007. The refinancing included the principal balance owed of $407,000, as well as an additional $200,000 to cover a significant portion of that restaurant’s remodeling costs.

In June 2007, we sold the leasehold interest to our landlord for $225,000 and discontinued operations at our restaurant in Coral Springs, Florida.

In March 2005, our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for extending the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of a financing in May 2005, the maturity date was extended to May 23, 2007. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to further fund remodeling costs and working capital requirements. On March 30, 2007, the maturity date of the credit line was further extended to May 23, 2008, at a cost to us of $101,000, payable in shares of our common stock. At that time, the credit line was reduced to the then outstanding balance owed by us of $1,440,000.

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

As of September 30, 2007, our current liabilities of $7,142,000 exceeded our current assets of $1,763,000, resulting in a working capital deficiency of $5,379,000. In comparison, as of December 31, 2006, our current liabilities of $6,141,000 exceeded our current assets of $1,695,000, resulting in a working capital deficiency of $4,446,000. Our operating leverage declined, primarily due to the reclassifications of $1,601,000 in notes and deferred interest payable to related parties to current liabilities, an increase in accrued expenses of $378,000 and a decrease in cash and inventories of $196,000 and $121,000, respectively; partially offset by a decrease in accounts payable of $867,000 and an increase in other current assets of $390,000. We may continue to encounter operating pressures from declining sales, increasing food, labor or other operating costs or additional restaurant remodeling and disposition costs. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The following table presents a summary of our cash flows for the 39 weeks ended September 30, 2007 and October 1, 2006 (in thousands):

	39 Weeks Ended
	September 30, 2007	October 1, 2006
Net cash (used in) provided by operating activities	$(447)	$74
Net cash provided by (used in) investing activities	16	(1,505)
Net cash provided by financing activities	235	660
Net decrease in cash	$(196)	$(771)

Cash used in operating activities for the 39 weeks ended September 30, 2007 was $447,000, compared to cash provided by operating activities of $74,000 for the comparable period in 2006. The net change in operating activities of $521,000 primarily related to an increase in net loss of $914,000, net of a provision for impairment of assets of $610,000, offset by a net change in current assets and liabilities of $390,000.

The cash provided by investing activities was $16,000 for the 39 weeks ended September 30, 2007, compared to cash used in investing activities of $1,505,000 for the comparable period in 2006. The change in cash from investing activities of $1,521,000 was due primarily to a $1,462,000 reduction in capital expenditures, as we were remodeling several restaurants in the first half of 2006.

The cash provided by financing activities was $235,000 for the 39 weeks ended September 30, 2007, compared to $660,000 for the comparable period in 2006. The net decrease of $425,000 primarily related to a net increase in the repayment of debt of $503,000 and a net increase in proceeds from the issuances of debt of $61,000.

There are no assurances that our operational strategies will drive improvements in sales and customer traffic needed to meet anticipated cash flow requirements, and, in the event that our plans change, our assumptions prove to be inaccurate, and projected cash flow or third party financing otherwise prove to be insufficient to fund operations, we could be required to seek additional financing from sources not currently anticipated. We may continue to seek alternative sources of financing, including the sale and disposition of additional leasehold interests of marginally or under performing restaurants. We are also exploring other business models to increase sales and profitability. There can be no assurance that such alternative funding or other third party financing will be available to us when needed, on acceptable terms, or at all.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. We currently have no debt or other financial instruments that are based on variable rates of interest, which would increase our exposure to interest rate risk.

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

On March 13, 2007 and on July 16, 2007, summons were served from the circuit court in Kane County, Illinois, naming the Spring Hill Mall, L.L.C., the primary landlord, as defendant. The suit relates to a restaurant lease in Carpentersville, Illinois. Under this lease, we are a sub-tenant to Chi-Chi’s, Inc., who filed bankruptcy in 2003 and subsequently rejected the lease. Since 2000, we have been further subleasing this property to Famous Dave’s RIBS-U, Inc. Under such terms, we partially subsidize lease payments. We have been negotiating with Spring Hill Mall for a buyout of our obligations under the various subleases. Under the suit, Spring Hill Mall is seeking payment of rent, occupancy, and related charges totaling $147,000 with the addition of interest and fees related to the suit. We are currently near finalizing the terms of financial settlement, which is to include a full release from further leasehold obligations.

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

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Leslie J. Christon
President and Chief Executive Officer
November 14, 2007

/s/ Warren R. Nelson
Executive Vice President and Chief Financial Officer
November 14, 2007