Form 10-K
period 2007-12-30
SHELLS SEAFOOD RESTAURANTS INC
filed 2008-03-28
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 30, 2007
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
                                        Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):                                                       Large Accelerated Filer ☐
  Accelerated Filer ☐                                   Non-accelerated filer ☐                                   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes ☐  60; No ☒

As of July 1, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (which for these purposes excludes directors, executive officers, and ten-percent holders of stock) was $1,364,000 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2008
Common Stock, $0.01 par value per share	23,537,948 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal Year Ended December 30, 2007 (Annual Report)	Parts I, II, and IV

Proxy Statement for the Annual Meeting of Stockholders scheduled to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2007 (Proxy Statement)	Part III

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, the words "believes", “intends”, "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

In addition to seasonal fluctuations, the Company’s quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect revenues and profitability, including changes in consumer preferences, tastes and eating habits; increases in food, labor and other operating costs; the availability of food acceptable to our quality standards at acceptable prices; the availability of qualified labor; national, regional and local economic and weather conditions; international economic, cultural and political conditions; promotional timings and seasonality; demographic trends and traffic patterns; changes in travel and tourism tendencies, particularly in light of world events; competition from other restaurants and food service establishments; availability of third party financing to fund capital or operating activities, if required; changes in personnel, including senior management; and the timing, costs and charges relating to restaurant openings, closings and remodelings. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) contain certain forward-looking statements with respect to the business of the Company and the industry in which it operates. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause results to differ significantly from these forward-looking statements. The Company undertakes no obligation to update these forward looking statements on a regular basis. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time-to-time in the Company’s SEC filings.

Any forward-looking statements included in this Annual Report reflect our beliefs only as of the date of this document. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless we are required to do so by law.

SHELLS SEAFOOD RESTAURANTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 30, 2007

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

As of December 30, 2007, our fiscal year end, we owned 19 Shells restaurants, owned a 51% ownership interest in one Shells restaurant and managed three additional licensee-owned Shells restaurants pursuant to contractual arrangements. All of our restaurants are located in Florida.

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

Since late 2003, we worked to update and strategically reposition the Shells concept by elevating the freshness, quality and variety of our food, improving our service levels and significantly enhancing our atmosphere through remodeling our restaurants. We implemented a two-tier pricing strategy that was intended to expand our ability to profitably build check average and sales. We continue to adapt our menu to maintain the price to value relationship, which Shells is known for, primarily through our seafood pastas and fried entrees. We have re-engineered our product sourcing, menu offerings and seasonal promotions to allow us to also deliver fresher, higher-quality seafood combinations and premiere menu items, such as lobster, at competitive prices. We leverage the quality, freshness and variety attributes through our marketing efforts.

Enhancing our ability to execute these concept improvements, we recruited new operations talent into our company and continuously focus on maintaining high operating standards throughout our restaurants.

Generating sales through improvements in guest traffic is critical to our future success. Since the fourth quarter of 2006, we have encountered an increasing erosion in guest traffic and sales as economic conditions in the state of Florida have worsened. Our initiatives throughout 2007 have focused on creating greater value in the food that we serve, reducing unnecessary costs within the company and redirecting our marketing strategies to better ensure effectiveness.

We are continuing to execute our turnaround strategy in a very challenging economic environment. We believe significant opportunities exist to both improve sales and profits, and ultimately to opportunistically expand our brand further.

In 2007, we sold the Shells service marks and system in certain middle eastern countries to Food and Entertainment Company, LTD. in a 10-nation development agreement. This arrangement not only provides us with ongoing revenue from a related consulting and services agreement, but also builds our brand internationally and opens the door for future international development opportunities.

Restaurant Locations

Our managed and operated restaurants are located in the following Florida markets and cities/neighborhoods:

Tampa/Sarasota	Orlando	South Florida

Brandon	Daytona Beach	Kendall
Clearwater Beach	Kissimmee	Pembroke Pines
Holmes Beach	New Smyrna Beach	Sunrise
Redington Shores	Ocala
St. Pete Beach	Orlando
St. Petersburg	Winter Park
Winter Haven	Melbourne
North Tampa
Sarasota
South Tampa

West Palm Beach	Fort Myers

Stuart	Fort Myers
West Palm Beach

During 2007, we closed two under-performing restaurants. We continuously review the performance of each restaurant’s unit economics and location, and regularly evaluate new real estate sites in Florida for potential expansion or relocation.

Restaurant Operations

Management and Employees. We currently employ three area directors. Each area director is responsible for the management of several restaurants, including management development, recruiting, training, quality of operations and unit profitability. The staff of a typical restaurant consists of one general manager, two or three assistant managers and approximately 60 other employees. Restaurant management and area directors participate in a bonus program based upon the financial results of their particular restaurant or restaurants.

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

During their training, managers are taught all aspects of the quality of our products and service. We focus on food safety and food handling procedures, hospitality, our operating standards, and cost management methods. In addition, we provide week-long workshops for our managers with additional training in employee relations, guest satisfaction, operating systems and career development.

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

Across most major markets, our broad scale marketing initiatives included network television, radio, outdoor signage, newspaper, concentrated internet and direct mail campaigns. The 2007 marketing initiatives focused on value offerings with the Florida economy slowing down. Using several forms of media, the value message was driven by radio, TV, print and email marketing programs. We also continued our local store marketing program, providing all of our restaurants with resources to take advantage of an array of sales-building initiatives. This included couponing initiatives targeted at increasing guest traffic, to go sales, price point discount offers and local school and community events.

Based upon the positive impact on sales from the use of radio in 2006, we continued with radio advertising in 2007 in all markets, adding the Ft. Myers and West Palm Beach markets in the first quarter and part of the second quarter of the 2007. The message was delivered via DJ endorsements and personal spokespersons in each market. The radio was coupled with in restaurant events including live broadcasts and giveaways.

The marketing medium was changed in the second quarter of 2007, when sales continued to decline. With a limited budget we were able to create a new television commercial that associated our brand with images of plated food and images of the restaurant full of people. The commercials included a $9.99 offering, which targeted the value driven guest. We supported the on-air advertising with in-store point-of-purchase promotions.

We continue to use Dunn and Company as our advertising agency. Dunn and Company is responsible for all creative and media buying services for Shells. The agency assists us with various branding elements, including menu and store point-of-purchase promotion materials.

Joint Venture and Third-Party Owned Restaurants

The Shells restaurant system currently consists of (i) 19 restaurants that are wholly owned by us; (ii) one restaurant, in Melbourne, Florida, in which we have a 51% ownership interest, and (iii) three restaurants that we manage and operate, but do not own. In addition to the equity interest in the Melbourne restaurant, we receive a management and licensing fee of 6% of the restaurant sales.

Two of the managed restaurants are managed and operated by us pursuant to agreements, originally entered into in July 1993. Pursuant to these agreements, we provide management services and license proprietary information required to operate these restaurants in return for a percentage of each restaurant's sales. The agreements, as amended in October 2001, provide for a 4% management fee until such time as sales return to near 1999 levels, and then increasing to a 6% fee. Of the total management fee received, 2% of sales is placed in escrow and disbursed to a third party to satisfy each managed restaurants’ requirement to make third party royalty payments. The management agreements generally grant us authority to determine the programs and policies affecting the day-to-day operations of each of these managed restaurants, have a remaining term of approximately 17 years, and provide that the third-party owners are responsible for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventory, working capital, and capital investment.

We operate the third managed restaurant pursuant to an oral agreement requiring that the restaurant is operated in conformity with the policies and procedures established by us for Shells restaurants. Consistent with the amended management agreement for our other managed restaurants, beginning in October 2001, we receive a net management fee of 2% of the restaurant's sales.

In the past, the enforceability of these management and license agreements has been questioned by certain of the licensees. Although we believe the agreements are enforceable, there can be no assurance that the agreements will not be challenged in the future, and, if challenged, that the agreements will be determined to be enforceable.

International Restaurants

In December 2007, we entered into an agreement to sell our marks and system in certain middle eastern countries to Food and Entertainment Co., LTD, an entity owned by the Alhokair Group, a company domiciled in the Kingdom of Saudi Arabia. We sold the development rights to Food and Entertainment to open 10 restaurants over a 10-year period, solely within a territory to initially consist of the Kingdom of Saudi Arabia, Egypt, Jordan, Qatar, Oman, Bahrain, United Arab Emirates, Kuwait, Pakistan, India and based on additional performance criteria, Tunisia and Morocco.

In conjunction with such sale of our marks and system, we also entered into an agreement to provide technical consulting and support services to Food and Entertainment for a 10-year period, with two options to renew, at the election of Food and Entertainment, for additional five year periods. The technical and support services to be provided under such agreements include restaurant design, operations, training, product sourcing and menu engineering for which we receive a fee of 1% of Food and Entertainment’s gross sales of its Shells restaurants in operation, payable monthly. The first international restaurant is under development and is scheduled to open in 2008.

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

Approximately 14% of our revenue is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

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

Service Marks and Proprietary Information

We have registered the service mark "Shells" with the Secretary of the State of Florida and the “Shells” service mark and “jumping fish” logo with the United States Patent and Trademark Office. In addition, Food and Entertainment Co., LTD is in the process of registering the “Shells” service mark in the Kingdom of Saudi Arabia. We believe that our service marks have significant value and are essential to our ability to create demand for, and brand awareness of, our restaurants. There can be no assurance, however, that our service marks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that we would not be prevented, in such an event, from using our service marks, any of which could have a material adverse affect on us. Although there can be no assurance that we will have the financial resources necessary to enforce or defend our service marks, we have vigorously opposed, and intend to continue to oppose vigorously, any infringement of our service marks.

We also rely on trade secrets and proprietary knowledge and employ various methods to protect our concepts and recipes. These methods may not afford complete protection, and there can be no assurance that others will not independently develop similar knowledge or obtain access to our knowledge, concepts and recipes.

Employees

As of December 30, 2007, we employed approximately 850 persons, of whom approximately 120 were management or administrative personnel employed on a salaried basis and 730 were employed in non-management restaurant positions on an hourly basis. Approximately 370 employees are employed on a full-time basis. We consider our employee relations to be good. No employees are covered by a collective bargaining agreement.

Our Executive Officers

Our executive officers are:

Name	Age	Position
Guy C. Kathman	51	Vice President of Operations

Warren R. Nelson	56	Interim President, Chief Financial Officer, Treasurer and Secretary

Guy C. Kathman has been our Vice-President of Operations since joining Shells in September 2003. From 2001 to 2003, Mr. Kathman was employed by Posados Café as a General Manager. From 1997 to 2001, Mr. Kathman was employed by Brinker International, On the Border Restaurants, as a Regional Director of Operations.

Warren R. Nelson currently serves as our interim President to which he was appointed on February 29, 2008. Mr. Nelson has served as Executive Vice-President of Finance, Chief Financial Officer, Treasurer, and Secretary, since June 1993. Mr. Nelson is also Treasurer and a member of the Board of Trustees for a non-profit, the Florida Chapter of the ALS Association.

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

Item 1A. Risk Factors

The risks and uncertainties described below are not the only risks we face. In addition to the following risk factors, we refer you to those risk factors described elsewhere in this Annual Report on Form 10K and in various of our publicly reported documents. Further risks and uncertainties not presently known to us, or that we currently believe are immaterial, could also impair our business operations.

Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this Form 10K. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," ”believe,” "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Future events and circumstances could differ significantly from those associated with the forward-looking statements.

We have continuing capital requirements and a history of losses. Historically, our cash requirements have exceeded our cash flow from operations. This has been due to costs associated with developing and opening restaurants, as well as the operating performance of certain restaurants. We have experienced operating and net losses during the majority of the recent prior years. As of December 30, 2007, we had a working capital deficiency of $4,712,000 and a cash balance of $458,000. In 2007, we incurred a net loss of $4,400,000, and we invested $439,000 in property and equipment. As of December 31, 2006, we had a working capital deficiency of $4,446,000 and a cash balance of $734,000. In 2006, we incurred a net loss of $3,002,000, and we invested $1,774,000 in property and equipment. In addition, in 2007, we experienced a significant decline in sales and customer traffic. There are no assurances that our strategies will reverse the recent trend in sales and customer traffic declines as necessary to meet our contemplated cash flow requirements. There can be no assurances that further losses will not be experienced in the future.

Our independent registered public accounting firm has indicated substantial doubt about our ability to continue as a “going concern.” Our current independent registered public accounting firm, in their report with respect to our financial statements as of December 30, 2007 includes a “going concern” opinion.  As discussed in Note 1 to the audited financial statements, we have incurred significant losses for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, have an accumulated deficit, and have a secured promissory note which is due in May 2008. Sufficient liquidity to satisfy working capital requirements, make the scheduled debt reduction under the promissory note if the maturity date is not extended, and repay other debt obligations; is dependent primarily on the realization of cash flow from operations and obtaining alternative financing sources. There can be no assurances that these initiatives will be successful.  Because of these conditions, our independent registered public accounting firm has raised substantial doubt about our ability to continue as a going concern.

Operating expenses may increase. Since 2005, we have incurred annual increases in labor costs due to the Florida minimum wage rate increase. Many of our commodity and operating costs have increased in 2007, generally stemming from escalating fuel costs. The cost of utilities continues to rise due to increasing energy costs. Insurance expenses increased mostly as a result of the hurricanes in 2004 and 2005. However, we have seen recent moderation in insurance costs, to include reductions in costs in 2008. Due to the significant increase in real estate market values throughout Florida, we also have incurred significant increases in real estate taxes generally over the past several years. We have seen a moderation in recent real estate tax trends, as the real estate market in Florida has significantly weakened relative to the state’s economy. In addition, certain of our leases are coming up for renewal or expiring over the next several years. Increases in rent expense may occur as a result of renewing current leases or negotiating new lease terms. There can be no assurances that any future increases in menu pricing or guest traffic will be adequate to compensate for these and any other operating cost increases.

We may be unable to repay certain of our debts when they mature. Certain of our investors have funded a $1,440,000 line of credit which matures in May 2008. In March 2007, the maturity date of the line of credit was extended from May 23, 2007 to May 23, 2008 at a fee of 7% of the $1,440,000 borrowed. There are no assurances that such investors will continue to extend the maturity date on this note or that adequate financing options will be available to us when necessary or at terms that we find acceptable.

We have a promissory note outstanding through Colonial Bank, for the financing of our joint venture restaurant, located in Melbourne, Florida. As of December 30, 2007, we owed $607,000 on the principal balance of this note, which matures in September 2012. Additionally, on January 16, 2008, we entered into a line of credit agreement with Colonial Bank, pursuant to which we have borrowed $140,000 of the $350,000 available under the credit line. The line of credit facility matures on September 19, 2008 and is secured by a $1,050,000 letter of credit with Food and Entertainment Co., LTD.

Each of the notes relating to the restaurant property, the $1,440,000 line of credit, and the $350,000 line of credit are secured by certain of our assets. Any failure by us to pay these debts as they mature would allow holders of these debts to seize and sell certain of our assets to satisfy the amounts owed to them.

Our ability to use net operating loss carryforwards and general business credits to reduce future tax payments may be further limited if there are additional changes in ownership of Shells. As of December 30, 2007, for federal income tax purposes, we had approximately $12,317,000 of net operating loss carryforwards, or NOLs, available to reduce taxable income in future years and approximately $3,969,000 of general business credits to carry forward. We believe that a substantial amount of these NOLs and credits are currently subject to an annual limitation under sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as a result of ownership changes in 2002 and our sale of additional equity in 2005 to persons previously unassociated with our company. We estimate the limit to NOLs and credit carryforwards that may be used against taxable income to be approximately $75,000 per year for NOLs occurring prior to the 2002 ownership change, and $665,000 per year for NOLs occurring prior to the 2005 ownership change. Any portion of the annual limitation amounts not utilized in any year will carry forward to the following year, subject to a 15 to 20 year limitation. Any additional sale of equity may result in further restricting our ability to utilize NOLs or credit carryforwards.

Substantial dilution to our stockholders is possible. As of March 10, 2008, there were outstanding 23,538,000 shares of common stock, and warrants, options or other convertible securities outstanding to purchase an additional 12,434,000 shares of common stock, including options and warrants representing 10,570,000 shares of common stock at an average exercise price of $1.04 per share.

Over the last five years, we raised $11.3 million through issuing securities, including warrants and preferred stock convertible as of March 10, 2008 into 7,614,000 shares of our common stock. As of March 10, 2008, 18,493,000 shares of our common stock have been issued relating to these warrants and preferred stock. Many of these securities have anti-dilution protection provisions, which will become operative upon our issuance of additional securities at below specified dollar amounts.

In March 2005, we amended our certificate of incorporation to increase the total number of authorized shares of our common stock from 20,000,000 shares to 40,000,000 shares. Subsequently, in June 2005, our stockholders approved a further increase of the total number of authorized shares of our common stock from 40,000,000 shares to 58,000,000 shares. We may require additional financing in 2008. Certain forms of capital raising may result in substantial additional dilution to our existing stockholders. In addition, we expect to issue a substantial number of shares of our common stock or stock options to any person hired as our new Chief Executive Officer.

Control is concentrated among a few individuals. Frederick R. Adler, James Adler, Bruce Galloway and Trinad Capital, significant stockholders, together with members of our board of directors and executive management team, are beneficial owners of record, in the aggregate, of approximately 62.9% of our outstanding voting shares, consisting of Common Stock and Series B Convertible Preferred Stock, as of March 10, 2008 and are able to control the business and affairs of our company, including the election of our directors and decisions regarding any proposed dissolution, merger or sale of our assets.

We depend on key personnel. Our success is largely dependent upon our executive management and other key personnel. The loss of the services of one of our executives or other key personnel could materially adversely affect us. Our success may also depend on our ability to attract and retain qualified management restaurant industry personnel.

Operating results may require the closure of additional restaurants. If we experience prolonged periods of unfavorable operating results at any existing restaurants, view the prospects for a restaurant to be less than satisfactory, or do not renew a restaurant lease due to its operating results, we may elect to close or relocate restaurants. The lack of success or closing of any of our restaurants could have an adverse effect upon our financial condition and results of operations. We closed 16 restaurants during 2001, of which 14 were located in the Midwest and two were located in Florida. We closed one restaurant in 2002, three restaurants in 2004 and one restaurant in 2005. Additionally, in 2005, we relocated one restaurant to a higher volume location and opened two new restaurants. In 2007, we closed two restaurants. We continually monitor the operations and financial performance with respect to certain of our other existing restaurants. Many of our costs are fixed, and a reduction in the number of units open for operation results in decreased sales leverage.

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

Revenue from international operations may not be realized. In December 2007, we entered into an agreement to sell our marks and system in certain middle eastern countries to Food and Entertainment Co., LTD. Concurrent with the sale of our service marks, we entered into a ten year technical consulting and services agreement with Food and Entertainment Co., LTD for which we are to receive 1% of gross sales from the Shells restaurants operated by Food and Entertainment Co. While we require that Food and Entertainment Co. maintain a non-revocable letter of credit sufficient to protect our ability to collect, we cannot assure you that the amounts provided under the letter of credit will be adequate to fully compensate us under certain conditions of default, if incurred. We can not assure you that international cultural, economic or political conditions will not interrupt the operations of Shells international locations or affect the enforceability of the technical consulting and services agreement.

The supply and quality of our seafood may fluctuate.  In recent years, the availability of certain types of seafood has fluctuated. This has resulted in a corresponding fluctuation in prices. We maintain both long and short-term contracts with the majority of our suppliers. We contract products direct with the manufacturer, where appropriate. In addition, we have an agreement which expires on October 31, 2008 with Performance Food Group to warehouse and distribute, on a cost plus agreement, the majority of our seafood supplies and to procure, distribute and store other supplies for us. We believe that our relationships with Performance Food Group and our other suppliers are satisfactory and that alternative sources are readily available. However, the loss of our relationship with Performance Food Group or other suppliers could materially adversely affect us. Additionally, there can be no assurance that we will be able to reach an agreement upon contract renegotiation with Performance Food Group on terms that are acceptable to us, or at all.

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

Our expenses for food commodity costs fluctuate.  Our profitability depends, in part, on our ability to anticipate and to react to increases in food costs. We have limited control over these costs, many of which have increased in 2007 due to rising costs of manufacturing and transportation. Specifically, our dependence on frequent deliveries of seafood, produce, dairy and other products means we are at greater risk of shortages or interruptions in supply because of adverse weather or other conditions. This could adversely affect the availability and cost of these items. Also, substantial price increases imposed by our suppliers in the absence of alternative sources of supply in a timely manner, could have a material adverse affect on us.

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

We believe that the full-service casual dining segment is likely to attract a significant number of new entrants, some offering seafood products. We also expect to face competition from a broad range of other restaurants and food service establishments. These include full-service, quick-service and fast casual food restaurants, which specialize in a variety of menu offerings. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service restaurant industry have introduced products, including seafood, intended to capitalize on growing consumer preference for food products that are, or are perceived to be, healthy, nutritious, and low in calories, carbohydrates or fat content. We expect that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. While we believe that we offer a broad variety of quality seafood products, we cannot assure that:

•	consumers will be able to distinguish our products from competitive products;

•	substantially equivalent food products will not be introduced by our competitors; or

•	we will be able to compete successfully.

Many factors affect our industry.  We must respond to various factors affecting the restaurant industry, including:

•	changes in consumer preferences, tastes and eating habits;

•	demographic trends and traffic patterns;

•	increases in food, labor and other operating costs;

•	inflation; and

•	national, regional and local economic conditions and the affect of world events, in general, and the tourism industry in particular.

Our insurance coverage may not be adequate.  We maintain insurance, including insurance relating to personal injury, in amounts, which we currently consider adequate. Nevertheless, a partially or completely uninsured claim against us, if successful, could materially adversely affect us. Additionally, the insurance market in Florida, particularly property and business interruption, had sustained significant losses during 2005 and 2004 hurricane seasons. Adequate insurance coverage has become more difficult to acquire and the costs associated with such coverage may become economically prohibitive. If we are unable to obtain adequate insurance coverage, or if we do not have sufficient cash or financing available to pay the insurance premiums, it could cause us to be uninsured for certain perils which could materially affect us.

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

In May 2005, the minimum wage rate in Florida increased by $1.00 per hour. Tipped employees also received the $1.00 per hour wage increase under this new law. In January 2006, 2007 and 2008, the minimum wage rate in Florida increased another $0.25, $0.27 and $0.12 per hour, respectively, with tipped employees also receiving the full wage increase. At the beginning of each year, the minimum wage in Florida will increase further based on the U.S. Department of Labor, Bureau of Labor Statistics cost of living index. Such payroll cost increases can have a significantly adverse affect on our company. Menu price increases and other actions have been and are required to negate the affect of these wage increases. There can be no assurances that such measures expected to be taken by our company will be successful to adequately offset these additional payroll costs, or will be accepted without adverse reaction by our customers.

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

We also rely on trade secrets and proprietary knowledge. We employ various methods to protect our concepts and recipes. However, these methods may not completely protect us. We cannot assure you that others will not independently develop similar knowledge or obtain access to our knowledge, concepts and recipes. Although we generally enter into confidentiality agreements with our executives and managers, we cannot assure you that these agreements will adequately protect our trade secrets. We also may incur additional risks that may be associated with the registration of our service marks in the Kingdom of Saudi Arabia and other foreign countries by Food and Entertainment Co., LTD.

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

On October 24, 2001, we issued 66,862 shares of Series A 5% Convertible Preferred Stock, par value $0.01 per share, pursuant to an exemption from registration under Section 4(6) of the Securities Act of 1933, as amended, in consideration for the cancellation of $669,000 of trade indebtedness by trade creditors of our company. As of March 10, 2008, we had 22,694 shares of Series A Preferred Stock outstanding.

On May 24, 2005, we issued 461,954 units in a private placement. Each unit consisted of (i) one share of our Series B Convertible Preferred Stock convertible into 20 shares of our common stock, subject to adjustment under certain circumstances, and (ii) a warrant to purchase 10 shares of our common stock at an exercise price of $1.30 per share. In addition, we issued a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit to the placement agent in our May 2005 financing. As of March 10, 2008, we had 87,552 shares of Series B Preferred Stock outstanding. The Series B Convertible Preferred Stock contains voting and anti-dilutive rights. The Series B Preferred Stock votes together with our common stock on an “as-converted” basis as a single class on all actions to be taken by our stockholders. Without the consent of a majority of the outstanding Series B Preferred Stock, we cannot alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, authorize or create any class of stock ranking as to a distribution of assets upon a liquidation event senior to or pari passu with the Series B Preferred Stock, issue any additional shares of the Series A Preferred Stock, or alter or change the powers, preferences or rights given to the Series A Preferred Stock. Upon any dissolution, liquidation, merger, consolidation, reorganization or other series of transactions, under certain conditions, the holders of Series B Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders, before any payment is made to the holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease 6,800 square feet of space in Tampa, Florida for our executive offices. The annual rent payable under the lease, which expires October 31, 2008, is approximately $102,000. We have agreed with the landlord to renew this lease at a reduced square footage through at least October 31, 2009.

All but one of our existing restaurants in operation are leased properties. In the future, we intend to lease most of our properties but may from time-to-time acquire restaurant locations based on individual site evaluations. Each of our leases provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. Generally, we are required to pay the cost of insurance, taxes and a portion of the landlord's operating costs to maintain common areas. Restaurant leases have initial terms averaging 12 years and renewal options averaging 16 years, and rents averaging $21.00 per square foot.

ITEM 3. LEGAL PROCEEDINGS

On August 1, 2006, we were advised by our subtenant, Famous Dave’s RIBS-U, Inc., that they discontinued operations of the restaurant located in Streamwood, Illinois and have ceased remitting rent payments required by the sublease. The subtenant has requested discussions on settlement for a lease termination. Such restaurant closure is a condition of default under the sublease as well as the master lease between Shells and the ultimate landlord, 948 Barrington Road Partnership. The parties are continuing efforts to seek a suitable tenant replacement. The financial implications to Shells are undetermined at this time. If necessary, we intend to pursue our rights against Famous Dave’s RIBS-U, Inc., as appropriate to protect our interest.

On March 13, 2007 and on July 16, 2007, summons were served from the circuit court in Kane County, Illinois, naming the Spring Hill Mall, L.L.C., the primary landlord, as plaintiff. The suit relates to a restaurant lease in Carpentersville, Illinois. Under this lease, we are a sub-tenant to Chi-Chi’s, Inc., who filed bankruptcy in 2003 and subsequently rejected the lease. Since 2000, we have been further subleasing this property to Famous Dave’s RIBS-U, Inc. Under such terms, we partially subsidize lease payments. Since 2003, we have been negotiating with Spring Hill Mall for a buyout of our obligations under the various subleases. Under the suit, Spring Hill Mall sought payment of rent, occupancy, and related charges totaling $147,000 with the addition of interest and fees related to the suit. In February 2008, Spring Hill Mall and Shells jointly agreed to a settlement plan, whereby we will pay monthly to Spring Hill Mall amounts aggregating $177,840, which include amounts due in arrears as well as future amounts due from us through the term of the lease ending December 2010. Under the settlement agreement, we will maintain responsibility for leasehold obligations until December 2010.

On January 31, 2008, a summons was served from the Supreme Court of the State of New York, County of New York, naming 320 West 13th Street, LLC as plaintiff. This suit was brought against, among others, Jay A. Wolf, a member of our Board of Directors, and various entities allegedly controlled by Mr. Wolf, including Shells Seafood Restaurants, Inc. We believe we were wrongly named in this suit and are seeking to have our company removed as a defendant.

On February 27, 2008, a summons was served from the circuit court in Volusia County, Florida, naming Coconuts of Daytona Beach, Inc. as plaintiff. The suit relates to a lease with our subsidiary, Shells of Daytona Beach, Inc. (currently known as America’s Favorite Seafood, Inc.), of furniture, fixtures and equipment assigned on July 12, 1989. The plaintiff alleges that we have breached the agreement, as we discontinued making payments under the contract at or about April 2007. We believe the case is without merit and will defend it vigorously.

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

Fiscal 2006
First quarter	$1.01	$0.86
Second quarter	$0.90	$0.70
Third quarter	$0.82	$0.58
Fourth quarter	$0.75	$0.51

Fiscal 2007
First quarter	$0.75	$0.45
Second quarter	$0.47	$0.15
Third quarter	$0.23	$0.11
Fourth quarter	$0.19	$0.08

Our authorized capital stock consists of 58,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share. The number of stockholders of record of our common stock on March 20, 2008 was approximately 235. Our stock price as of March 20, 2008 was $0.11.

Dividend Policy

We have never declared or paid any cash dividends on our common or preferred stock. All future earnings are expected to be retained by us for the operation and development of our business. Accordingly, we do not anticipate paying cash dividends on the common or preferred stock in the foreseeable future.

During fiscal 2005, we recorded a non-cash charge of $1,735,000 to recognize as a deemed dividend the warrants and beneficial conversion feature of our Series B Convertible Preferred Stock issued in May 2005.

Equity Compensation Plans

Securities authorized for issuance under equity compensation plans as of December 30, 2007 were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])
Plan category	[a]	[b]	[c]
Equity compensation plans approved by security holders (1)	9,666,152	$1.06	136,375
Equity compensation plans not approved by security holders (2)	903,528	$0.85	-
Total	10,569,680		136,375

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

(2)
Consists of a stock option grant to purchase 903,528 shares of common stock pursuant to a Stock Option Agreement dated November 14, 2005 by and between Leslie J. Christon, our former President and Chief Executive Officer, and the Company. Ms. Christon ceased to be employed by Shells on February 29, 2008. In accordance with the terms of such option agreement, the option remains exerciseable until May 29, 2008.

The number of securities and type of plans available for future issuance of stock options as of December 30, 2007 was:

	Options for Common Shares:
Plan Name	Authorized	Exercised	Outstanding	Expired	Available
Stock Option Plan for Non-Employee Directors	150,000	0	30,000	120,000	0
1995 Employee Stock Option Plan	840,000	11,000	98,500	730,500	0
1996 Employee Stock Option Plan	101,000	11,001	58,007	31,992	0
2002 Equity Incentive Plan	4,096,472	229,522	3,730,575	0	136,575
Total stock options	5,187,472	251,523	3,917,082	882,492	136,575

Our board of directors decreased the authorized shares under our 2002 Equity Incentive Plan by 903,528 shares effective November 14, 2005, concurrent with the stock option to purchase 903,528 shares granted outside the Plan to Leslie J. Christon, our former President and Chief Executive Officer.

Stock options exercised consist of (i) 1,000 shares of common stock issued from options exercised in 2007 by employees, (ii) 9,466 shares of common stock issued from options exercised in 2006 by employees, (iii) 26,600 shares of common stock issued from options exercised in 2005 by employees, (iv) 42,666 shares of common stock issued from options exercised in 2004 by employees, (v) 160,790 shares of common stock issued in 2003 to key employees pursuant to our fiscal year 2002 management bonus plan, and (vi) 11,001 shares of common stock issued from options exercised by employees prior to 2001.

The 1995 Employee Stock Option Plan expired in September 2005 on its tenth anniversary as provided in the plan document. Options to purchase 98,500 shares of common stock remain outstanding under this plan, and expire on the tenth anniversary of their issuance, the last of which options expire in May 2011, if not previously exercised.

The 1996 Employee Stock Option Plan expired in 2006 on its tenth anniversary as provided in the plan document. Options to purchase 58,007 shares of common stock remain outstanding under this plan, and expire on July 1, 2012, if not previously exercised.

STOCK PRICE PERFORMANCE

The following Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent Shells specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the Russell 2000 Index and (ii) the Nations Restaurant News Stock Index (the “Peer Index”). The graph assumes (a) $100 was invested on December 29, 2002 (the first day of our fiscal 2003) in each of our common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the Peer Index, and (b) the reinvestment of dividends, if any.

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

				Year	Year
				(53 Weeks)	(52 Weeks)
	Year (52 Weeks) Ended			Ended	Ended
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
Statement of Operations Data:
REVENUES
Restaurant sales	$41,305	$47,673	$44,335	$41,393	$43,881
Management fees	139	156	152	171	165
International fees	15	-	-	-	-
Total revenues	41,459	47,829	44,487	41,564	44,046
RESTAURANT OPERATING COSTS:
Food and beverage	13,469	15,363	14,671	14,051	14,467
Labor	12,938	14,722	13,757	12,935	13,845
Other	12,373	12,948	11,374	10,123	11,117
Depreciation and amortization	1,789	2,199	1,499	1,058	1,077
Pre-opening expenses	-	-	758	-	-
Provision for impairment of assets	1,270	1,242	-	105	360
Total restaurant operating costs	41,839	46,474	42,059	38,272	40,866
RESTAURANT OPERATING (LOSS) INCOME	(380)	1,355	2,428	3,292	3,180

General and administrative expenses	3,560	3,821	4,015	3,249	3,387
(LOSS) INCOME FROM OPERATIONS	(3,940)	(2,466)	(1,587)	43	(207)

OTHER (EXPENSE) INCOME:
Lease buy-out	-	212	600	-	-
Provision for impairment of assets due to lease buy-out	-	-	(211)	-	-
Interest expense, net	(296)	(332)	(413)	(1,154)	(463)
Other (expense) income, net	(5)	(173)	30	33	(100)
Total other (expense) income, net	(301)	(293)	6	(1,121)	(563)
LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST AND INCOME TAXES	(4,241)	(2,759)	(1,581)	(1,078)	(770)

ELIMINATION OF MINORITY PARTNER INTEREST	(159)	(243)	(271)	(266)	(264)

LOSS BEFORE INCOME TAX BENEFIT	(4,400)	(3,002)	(1,852)	(1,344)	(1,034)
Income tax benefit (1)	-	-	-	-	-

NET LOSS BEFORE PREFERRED STOCK DIVIDEND	(4,400)	(3,002)	(1,852)	(1,344)	(1,034)

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	-	-	(1,735)	-	-

NET LOSS APPLICABLE TO COMMON STOCK	$(4,400)	$(3,002)	$(3,587)	$(1,344)	$(1,034)

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
Earnings per Share Data:
Basic and diluted net loss per share	$(0.21)	$(0.18)	$(0.24)

Shares Outstanding Data:
Basic and diluted weighted average	20,920	16,665	14,796

Operating Data:
Number of restaurants (at end of period):
Company-owned restaurants (2)	20	22	22
Licensed restaurants	3	3	3
	23	25	25

Average annual sales per Company-owned and joint venture restaurant open for full period (3)	$2,025	$2,167	$1,998

(Decrease) increase in Company-owned and joint venture restaurant same store sales (3)	-11.4%	3.8%	7.0%

	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
Balance Sheet Data:
Working capital (deficiency)	$(4,712)	$(4,446)	$(4,842)	$(4,639)	$(3,606)
Total assets	11,479	13,837	17,438	13,519	11,616
Long-term debt, less current portion	658	172	1,001	2,239	1,558
Long-term debt, related party, less current portion	-	1,527	809	1,495	2,267
Minority partner interest	539	522	472	442	466
Preferred stock	1	4	5	-	1
Stockholders' equity	361	4,339	7,190	502	1,183

(1)
The effective tax rates for fiscal years 2007, 2006, 2005, 2004 and 2003 include the effects of recognizing valuation allowance adjustments relating to tax benefits. There was no benefit or provision for income taxes in 2007, 2006, 2005, 2004 or 2003. The valuation allowance in 2007, 2006, 2005, 2004 and 2003 was increased by $1,777, $2,821, $252, $210 and $596, respectively, in each such year reserving for all tax assets that were deemed non-realizable.

(2)	Includes one joint venture restaurant in which we own a 51% equity interest. Two locations were closed in 2007, and two locations were opened, one was relocated and one was closed in 2005.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In fiscal year 2007, Shells experienced an increasingly difficult operating environment. Declining economic conditions in Florida, the state where all of our restaurants are located, have been most challenging for casual dining restaurants in general. As the economy has continued to soften, consumers have responded in tightening their discretionary spending patterns. The collapse of the housing market in Florida, one of the worst hit states in the United States, has dramatically weighed in on consumer sentiment. The price of fuel has increased sharply, adversely affecting dining out decisions, as well as travel and tourism. Many areas of commodity and operating costs have risen sharply in the latter part of 2007, due to the trickle down affect of escalating fuel costs. Another increase in the state minimum wage also pushed labor costs higher for the third consecutive year. Insurance, property tax and utilities costs, after reaching historic plateaus in 2006, have generally remained constant at these levels through 2007, with only minimal relief.

The decline in same store sales was a cumulative -11.4% for fiscal 2007. We recognize that our guests are being affected themselves by this difficult economic climate, and that they are now, more than ever, highly selective with their dining dollars. Restaurants that are able to offer high-quality menu offerings that are relevant to consumers, at a compelling value, will win the guest’s business and their loyalty. We continue to focus on initiatives to improve every aspect of the dining experiences of our guests. We always take great pride in the freshness and quality of the seafood that we serve. We have repositioned our menu offerings to drive those items that provide the greatest value proposition. We have taken measures to reduce costs by better attaining delivery and preparation efficiencies, without affecting either the quality of our products served or our operating standards.

Throughout 2007, we continued to seek to remove those elements of cost within the organization that were non-essential to our mission of building guest traffic. With a limited marketing budget, we continued to fine-tune our marketing strategies to seek the optimal, most cost effective means of delivering our message to a targeted audience.

Despite the many challenges facing Shells, we are greatly committed to our turnaround strategy. Our primary objective is to reverse the trend in negative customer traffic, by attracting new and former guests to experience our great quality seafood at more favorable price points. In addition, we are committed to achieving further cost reductions, offsetting those external influences caused by the economy. We will continue to aggressively address both our top and bottom line pressures. We will also seek both traditional and non-traditional means to fund our cash flow requirements.

In 2007, we sold the rights for the Shells brand for certain middle eastern countries to Food and Entertainment Co., LTD. in a 10-nation development agreement within the Middle East. This arrangement not only provides us with ongoing revenue from the consulting and services agreement, but also builds our brand internationally and opens the door for future international development opportunities.

There are no assurances that our strategies will drive improvements in sales and customer traffic needed to meet anticipated cash flow requirements and restore our profitability. It is also uncertain whether future financing options, which may be needed to execute our strategies, will be available, on terms that would be acceptable to us, or at all.

The following table sets forth, for the periods indicated, the percentages that the items in our Consolidated Statements of Operations bear to total revenues or, where indicated, restaurant sales.

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
REVENUES
Restaurant sales	99.7%	99.7%	99.7%
Management fees	0.3%	0.3%	0.3%
International fees	0.0%	0.0%	0.0%
Total revenues	100.0%	100.0%	100.0%
RESTAURANT OPERATING COSTS
Cost of sales (1)	32.6%	32.2%	33.1%
Labor and other related expenses (1)	31.3%	30.9%	31.0%
Other restaurant operating expenses(1)	30.0%	27.2%	25.7%
Depreciation and amortization (1)	4.3%	4.6%	3.4%
Pre-opening expenses (1)	0.0%	0.0%	1.7%
Provision for impairment of assets (1)	3.1%	2.6%	0.0%
Total restaurant costs (1)	101.3%	97.5%	94.9%
Restaurant operating (loss) income (1)	-0.9%	2.8%	5.5%

General and administrative expenses	8.6%	8.0%	9.0%
LOSS FROM OPERATIONS	-9.5%	-5.2%	-3.6%

Lease buy-out	0.0%	0.4%	1.3%
Provision for impairment of assets due to lease buy-out	0.0%	0.0%	-0.5%
Interest expense, net	-0.7%	-0.7%	-0.9%
Other (expense) income, net	0.0%	-0.4%	0.1%
Total other (expense) income	-0.7%	-0.7%	-0.0%
Loss before elimination of minority interests	-10.2%	-5.8%	-3.6%

Elimination of minority partner interest	-0.4%	-0.5%	-0.6%
Net loss before preferred stock dividend	-10.6%	-6.3%	-4.2%

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock	0.0%	0.0%	-3.9%
Net loss applicable to common stock	-10.6%	-6.3%	-8.1%

(1) as a percentage of restaurant sales

Results of Operations
Fiscal Year 2007 versus Fiscal Year 2006

Total revenues for the fiscal year 2007 were $41,459,000 as compared to $47,829,000 for fiscal year 2006. The $6,370,000 or 13.3% decrease in revenues was primarily due to an 11.4% decrease in comparable store sales and the loss of weeks of operations due to the closure and disposition of two restaurants in 2007. Our revenues consisted of restaurant sales of our company-owned restaurants; management and licensing fees on sales at the managed restaurants; and international fees related to the sale of Shells marks and system in certain middle eastern countries. The decrease in same store sales was the result of a decline in customer traffic of 14.5% partially offset by a 3.6% increase in average customer check, which was affected by menu price increases and changes in menu mix. Our food sales and liquor sales accounted for 86% and 14% of revenues for 2007 and 87% and 13% of revenues for 2006, we believe, due in part to the increased emphasis and additional menu items promoted in the wine and liquor categories. Comparisons of same store sales includes only restaurants open during the full fiscal year shown and open for a full comparable fiscal year and at least the full six months prior thereto. Sales data for closed stores is included through the end of the month prior to closing. Sales data is temporarily excluded if a store is closed for at least 30 days. Same store sales are calculated on a comparable calendar period basis.

The cost of restaurant sales as a percentage of restaurant sales increased to 32.6% for 2007 from 32.2% for 2006. This 0.4% increase in cost of sales as a percentage of sales primarily related to enhancing many of our menu items in the first quarter of 2007 and higher dairy and other commodity costs, partially offset by an increase in liquor sales as a percentage of total sales. The cost of restaurant sales generally consists of the cost of food, beverages, freight, and paper and plastic goods used in food preparation and carry-out orders.

Labor and other related expenses as a percentage of restaurant sales increased to 31.3% in 2007 as compared to 30.9% in 2006. We benefited from non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions, and corresponding refunds from prior years’ experiences of $20,000 and $107,000 in 2007 and 2006, respectively, of which $20,000 and $96,000 were allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of restaurant sales were 31.4 % and 31.1% for 2007 and 2006, respectively. This increase of 0.3% as a percentage of sales primarily was due to the decrease of operating leverage as reflected by the reduction in sales volume and the impact of the annual increase in the Florida minimum wage. Labor and other related expenses generally consist of restaurant hourly and management payroll, benefits, taxes and workers’ compensation insurance.

Other restaurant operating expenses were $12,373,000 or 30.0% of restaurant sales for 2007 as compared with $12,948,000, or 27.2% of restaurant sales for 2006. This unfavorable variance of 2.8% as a percentage of restaurant sales was primarily due to the decrease in operating leverage as reflected by the reduction of sales volume, and to a lesser extent, utilities and insurance costs. Other restaurant operating expenses generally consist of advertising, costs associated with area directors, non-food supplies, repairs and maintenance, rent and other occupancy costs, insurance and utilities.

Depreciation and amortization expense was $1,789,000 or 4.3% as a percentage of restaurant sales for 2007 and $2,199,000 or 4.6% as a percentage of restaurant sales for 2006. The 0.3% decrease as a percentage of restaurant sales was due to the impairment of assets in the fourth quarter of 2006 and the second quarter of 2007, as well as the sale of a restaurant property in the fourth quarter of 2006 and closures of two restaurants in the second and fourth quarters of 2007.

In 2007, we recorded a provision in operating expenses for the impairment of assets totaling $1,270,000 or 3.1% of restaurant sales relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant. In 2006, we recorded a provision in operating expenses for the impairment of assets totaling $1,242,000 or 2.6% of restaurant sales.

General and administrative expenses were $3,560,000 or 8.6% of revenues and $3,821,000 or 8.0% of revenues in 2007 and 2006, respectively. The $261,000 decrease from the prior year is primarily related to a decrease in administrative salary expense of $401,000, partially offset by an increase in stock option expense of $197,000. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

Net interest expense was $296,000 in 2007 compared to $332,000 in 2006. The $36,000 decrease in net interest expense in 2007 from 2006 was generally due to the retirement of debt in October 2006 in conjunction with the completion of a sale of a restaurant property, partially offset by additions in interest expense on the line of credit with related parties and an increase in the amount financed on the Melbourne property.

Other expense, net, in 2007 was $5,000, compared to other expense, net, in 2006 of $173,000. Exclusive of non-recurring items, other expense was $27,000 in 2007 and $111,000 in 2006. In 2007, we recognized a gain of $85,000 from the VisaCheck/MasterMoney Antitrust Settlement and a $6,000 gain on the disposal of assets related to the sale of the leasehold interest in two locations, partially offset by a lease renewal cost of $39,000 and $30,000 in closed store expenses. In 2006, we recognized a loss on disposal of assets of $39,000 from the write-down of fixed assets replaced during remodeling and $23,000 related to the settlement of lease obligations on a closed location.

As a result of the factors discussed above, the loss from operations for 2007 was $3,940,000 as compared to a loss from operations of $2,466,000 for 2006. Exclusive of non-recurring items, our loss from operations was $2,672,000 for 2007 compared to $1,331,000 for 2006. Net loss applicable to common stock for 2007 was $4,400,000 compared to $3,002,000 for 2006. Exclusive of non-recurring items, the net loss in 2007 was $3,154,000 compared to a net loss in 2006 of $2,017,000.

Fiscal Year 2006 versus Fiscal Year 2005

Total revenues for the fiscal year 2006 were $47,829,000 as compared to $44,487,000 for fiscal year 2005. The $3,342,000 or 7.5% increase in revenues was primarily due to a 3.8% increase in comparable store sales and the net additional weeks of operations in 2006 of two restaurants opened and one restaurant closed in 2005, partially offset by one fewer restaurant under management in fiscal 2005. Our revenues consisted of restaurant sales of our company-owned restaurants and management and licensing fees on sales at the managed restaurants. The increase in same store sales was the result of a 6.7% increase in average customer check, which was affected by menu price increases and changes in menu mix. Customer traffic declined by 2.7% in 2006 compared to 2005, which was affected by unfavorable trends in the fourth quarter. Our food sales and liquor sales accounted for 87% and 13% of revenues for 2006 and 88% and 12% of revenues for 2005, we believe, due in part, to the increased emphasis and additional menu items promoted in the wine and liquor categories. In 2005, we incurred estimated sales losses of $204,000, due to hurricane-related business interruption. Adjusting for estimated hurricane-related sales losses in 2005, same store sales in 2006 would have increased by 3.3% over the prior year.

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

Labor and other related expenses as a percentage of restaurant sales decreased to 30.9% in 2006 as compared to 31.0% in 2005. We benefited from non-recurring reductions in benefits and taxes relating to workers compensation insurance reserve reductions, and corresponding refunds from prior years’ experiences of $107,000 and $344,000 in 2006 and 2005, respectively, of which $96,000 and $330,000 were allocated to restaurant labor costs. Exclusive of the non-recurring items, labor and other related expenses as a percentage of restaurant sales were 31.1% and 31.8% for 2006 and 2005, respectively. This improvement of 0.7% as a percentage of restaurant sales primarily related to a reduction in workers’ compensation insurance premiums and unemployment taxes and a decrease in restaurant labor expense due to improved operational efficiencies, offset partially by minimum wage increases.

Other restaurant operating expenses were $12,948,000, or 27.2% of restaurant sales for 2006, as compared with $11,374,000, or 25.7% of restaurant sales for 2005. This unfavorable variance of 1.5% as a percentage of restaurant sales was primarily due to increased utilities, insurance and occupancy costs, as affected by property taxes, partially offset by a decrease in advertising costs.

Depreciation and amortization expense was $2,199,000 or 4.6% as a percentage of restaurant sales, for 2006 and $1,499,000, or 3.4% as a percentage of restaurant sales, for 2005. The 1.2% increase as a percentage of restaurant sales was due to additional restaurant remodels and new and relocated restaurants, subsequent to the third quarter of 2005.

There were no pre-opening expenses in 2006 compared to $758,000, or 1.7% of restaurant sales in 2005, related to new locations in Clearwater Beach and St. Petersburg and the relocation of our Stuart restaurant to a higher volume site. Pre-opening expenses relate to the costs incurred prior to opening a new restaurant location primarily for training, advertising, occupancy and legal costs.

In 2006, we recorded a provision in operating expenses for the impairment of assets totaling $1,242,000 or 2.6% of restaurant sales relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant. There was no provision recorded in operating expenses in 2005 relating to the impairment of assets.

General and administrative expenses were $3,821,000 or 8.0% of revenues and $4,015,000 or 9.0% of revenues in 2006 and 2005, respectively. The decrease from the prior year is primarily related to decreases in manager training expenses, legal expenses, and recruiting, partially offset by increases in stock option expense. General and administrative expenses relate to the operations of all Shells restaurants owned by us and management services that we provide to the managed restaurants.

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

Net interest expense was $332,000 in 2006 compared to $413,000 in 2005. The $81,000 decrease in net interest expense in 2006 from 2005, was generally due to the retirement of debt in May 2005 in conjunction with our then private financing transaction and the retirement of debt in October 2006 in conjunction with the completion of a sale of a restaurant property, partially offset by additions in interest on the line of credit with related parties and the bank credit facility.

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

As a result of the factors discussed above, the loss from operations for 2006 was $2,466,000 as compared to a loss from operations of $1,587,000 for 2005. Exclusive of non-recurring items, our loss from operations was $1,331,000 for 2006 compared to $1,168,000 for 2005. Net loss before preferred stock dividend for 2006 was $3,002,000 compared to $1,852,000 for 2005. Exclusive of non-recurring items, the net loss in 2006 was $2,017,000 compared to $1,865,000 for 2005.

The deemed dividend in 2005 associated with warrants and beneficial conversion feature of our Series B Convertible Preferred Stock of $1,735,000 related to the May 2005 private placement financing transaction when we issued Series B Convertible Preferred Stock and warrants to purchase common stock. This one-time implied preferred stock dividend was recorded through accumulated deficit.

Liquidity and Capital Resources

In 2007, we incurred a significant loss from operations due to a sharp decrease in sales in our existing restaurants, coupled with rising commodity, operating and labor costs and already existing historically high utility rates, property taxes and insurance costs. We recorded a provision of $1,270,000 for impairments of assets recognized in the second and fourth quarters of 2007. Similarly in 2006, we recorded a provision of $1,242,000 for asset impairments. Given the external challenges we continued to face in 2007, which increased our costs as a percentage of revenues, we took measures to reduce expenses and improve efficiencies in those areas of costs that were within our control, such as cost of sales, labor and general and administrative expenses.

In March 2005, certain of our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for establishing the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of the financing in May 2005 described below, the maturity date was extended to May 23, 2007. In March 2007, the maturity date was further extended to May 23, 2008 for an extension fee equal to 7% of the outstanding line of credit which was paid with 224,000 shares of our common stock, with a recognized transaction cost of $101,000. At the time of the extension, the amount available to be drawn under the revolving line of credit was reduced to the then current amount borrowed of $1,440,000. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements.

In December 2005, we secured a six-month, $500,000 bank credit facility for which the full amount was immediately drawn on to fund remodeling. In April 2006, we recognized $212,000 in net cash proceeds related to the sale of an option embedded in the lease agreement of our restaurant property in Ocala, Florida. In October 2006, we completed a sale and simultaneous leaseback of our restaurant property in New Smyrna Beach, Florida, at a sales price of $1,333,000 in which we received net cash proceeds of $885,000, after transaction costs and retirement of a $324,000 note on the property. We also simultaneously retired the $500,000 bank credit facility, which had at that time been extended in anticipation of the New Smyrna transaction being completed.

In December 2007, we entered into an agreement to sell our marks and system in certain middle eastern countries to Food and Entertainment Co., LTD, an entity owned by the Alhokair Group, a company domiciled in the Kingdom of Saudi Arabia. We sold the development rights to Food and Entertainment to open 10 restaurants over a 10-year period, solely within a territory to initially consist of the Kingdom of Saudi Arabia, Egypt, Jordan, Qatar, Oman, Bahrain, United Arab Emirates, Kuwait, Pakistan, India and based on additional performance criteria, Tunisia and Morocco. The purchase price for such rights was $1,750,000. We received $700,000 upon the execution of the agreement and $350,000 in January 2008, and will receive an additional $350,000 in each of April 2008 and July 2008. The purchase price is supported by an irrevocable letter of credit in the amount of $1,050,000, which expires in October 2008.

In conjunction with such sale of our marks and system, we also entered into an agreement to provide technical consulting and support services to Food and Entertainment for a 10-year period, with two additional five-year options at the election of Food and Entertainment. Technical and support services to be provided under the agreement include restaurant design, operations, training, product sourcing and menu engineering for which we receive a fee of 1% of Food and Entertainment’s gross sales of its Shells restaurants in operation, payable monthly. Upon expiration of the initial $1,050,000 letter of credit, and continuing for the duration of the technical consulting and support services agreement, Food and Entertainment has agreed to provide us with a $500,000 irrevocable letter of credit.

The following table presents a summary of our cash flows for the last three fiscal years (in thousands):

	2007	2006	2005
Net cash (used in) provided by operating activities	$(275)	$38	$1,477
Net cash provided by (used in) investing activities	54	(278)	(5,518)
Net cash (used in) provided by financing activities	(55)	(387)	3,052
Net decrease in cash	$(276)	$(627)	$(989)

As of December 30, 2007, our current liabilities of $7,122,000 exceeded our current assets of $2,410,000, resulting in a working capital deficiency of $4,712,000. In comparison, as of December 31, 2006, our working capital deficiency was $4,446,000. Our operating leverage decreased slightly, primarily due to an $981,000 increase in current liabilities and a $276,000 lower cash balance than last year, mostly offset by a $1,073,000 increase in other current assets reflecting the receivable outstanding from the transaction with Food and Entertainment. The increase in current liabilities, in large part, related to the reclassification of $1,627,000 in related party notes and deferred interest payable, which is scheduled to mature on May 23, 2008. As a partial offset, current maturities of long-term debt decreased by $400,000 due to the refinancing of the Melbourne note. Additionally, accrued expenses and accounts payable decreased by $257,000 and $102,000 from the prior year, respectively. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

Our year-end cash position decreased $276,000, from $734,000 as of December 31, 2006 to $458,000 as of December 30, 2007. The decrease in cash mostly related to cash used in operating activities of $275,000, resulting from the operating loss in 2007. Cash provided by investing activities of $54,000, reflected $493,000 in proceeds from the sale of assets relating to the dispositions of the Coral Springs and Davie restaurants, mostly offset by capital expenditures of $439,000. Cash used in financing activities of $56,000 reflected $1,682,000 in debt repayment and $142,000 in minority partner distributions, mostly offset by $1,768,000 in proceeds from the issuance of debt related primarily to short-term insurance premium financing and the refinancing of the Melbourne note.

On December 7, 2004, we completed a financing to include $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the financing. We paid interest at 12% and late payment penalties through May 23, 2005 when the debentures were retired by repayment in cash or conversion into our Series B Preferred Stock. Repayments in cash consisted of principal of $2,055,000, plus interest and penalties of $177,000. Debentures converted into our Series B Preferred Stock consisted of $320,000 principal plus interest and penalties of $28,000. The warrants were exercisable until December 7, 2007 at an exercise price of $0.60 per share. These warrants have expired without being exercised. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors. The placement agent warrants have also expired without being exercised.

In October 2002, we refinanced through Colonial Bank two of our restaurant locations, Melbourne and Winter Haven, with notes of $635,000 and $667,000, respectively, both notes maturing in October 2007 with 15-year principal amortization schedules. In September 2005, we completed a sale and leaseback transaction of the Winter Haven location, providing net cash proceeds of $981,000, after repayment of the bank note mortgage and a second secured note. Upon repayment of the Winter Haven note, we ceased to be subject to the prior bank loan covenant provisions. In September 2007, we refinanced the $407,000 outstanding balance of the promissory note securing the Melbourne property. Additionally, the note was increased to $607,000, of which $200,000 funded a significant portion of the Melbourne restaurant remodeling.

We have incurred significant losses from operations, an accumulated deficit, and secured promissory notes which are scheduled to mature in May 2008, that raise substantial doubt about our ability to continue as a going concern. Sufficient liquidity to satisfy the debt obligations under these promissory notes if the maturity dates are not further extended, coupled with meeting other debt obligations; is dependent primarily on the realization of cash flow from operations, additional scheduled payments to be received from the transaction with Food and Entertainment and obtaining alternative financing sources. There can be no assurances that these initiatives will be successful. Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements, stating that these statements have been prepared assuming that we will continue as a going concern and that our recurring losses from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations

As of December 30, 2007, our contractual obligations were:

	Payments due by period
	Total	< 1 yr	1 - 3 yrs	4 - 5 yrs	> 5yrs
Long-term debt (1)	$881,629	$223,340	$119,153	$539,136	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations (2)	23,146,571	2,753,128	5,145,869	4,407,784	10,839,790
Purchase obligations	-	-	-	-	-
Other debt obligations reflected on the balance sheet under GAAP (3)	1,626,504	1,626,504	-	-	-

Total	$25,654,704	$4,602,972	$5,265,022	$4,946,920	$10,839,790

(1)	Consists of long-term debt as reported in Note 7 of the Notes to Consolidated Financial Statements.
(2)	Consists of operating leases primarily for real estate.
(3)	Consists of related party debt due in 2008.

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

In addition, quarterly results have been substantially affected by the timing of restaurant closings, openings and remodelings. Because of the seasonality of our business and the impact of restaurant closings, openings and remodelings, results for any quarter are not generally indicative of the results that may be achieved for a full fiscal year on an annualized basis and cannot be used to indicate financial performance for the entire year.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of this Statement is not expected to have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on our Consolidated Financial Statements.

Impact of Inflation and Price Changes

We have not operated in a highly inflationary period and management does not believe that inflation has had a material affect on sales or expenses through 2007. As expenses increase, such as the annual increases in the minimum wage rate in Florida and the recent significant increases in commodity costs, utilities, occupancy costs, and insurance, we expect to recover increased costs by increasing prices, to the extent permitted by competition, or by operating our business more efficiently and modifying our menu and promoting other less cost sensitive products. Many food products purchased by us are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme changes in commodity prices and/or long-term changes, including operating expenses, could affect us adversely. From time-to-time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk is limited due to the fixed interest rates on our current debt instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF IDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Shells Seafood Restaurants, Inc. and Subsidiaries
Tampa, Florida

We have audited the accompanying consolidated balance sheets of Shells Seafood Restaurants, Inc. and Subsidiaries (the "Company") as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended December 30, 2007 (52 weeks), December 31, 2006 (52 weeks) and January 1, 2006 (52 weeks). These consolidated financial statements are the responsibility of company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the fiscal years ended December 30, 2007 (52 weeks), December 31, 2006 (52 weeks) and January 1, 2006 (52 weeks) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses from operations, has an accumulated deficit and has a secured promissory note due in fiscal 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Kirkland, Russ, Murphy & Tapp P.A.
Clearwater, Florida
March 28, 2008

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006
ASSETS
Cash	$457,754	$734,122
Inventories	446,521	543,183
Other current assets	1,456,965	383,598
Receivables from related parties, net	48,780	34,305
Total current assets	2,410,020	1,695,208

Property and equipment, net	6,073,218	9,170,821

Goodwill	2,474,407	2,474,407
Other assets	509,164	481,641
Prepaid rent	12,009	14,629
TOTAL ASSETS	$11,478,818	$13,836,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,145,797	$3,248,031
Accrued expenses	1,786,675	2,043,678
Sales tax payable	164,188	225,639
Current portion of unearned revenue	174,996	-
Notes and deferred interest payable to related parties	1,626,504	-
Current portion of long-term debt	223,340	623,526
Total current liabilities	7,121,500	6,140,874

Notes and deferred interest payable to related parties	-	1,527,453
Long-term debt, less current portion	658,289	171,847
Unearned revenue, less current portion	1,560,421	-
Deferred rent	1,238,121	1,135,873
Total liabilities	10,578,331	8,976,047

Minority partner interest	539,020	521,876

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 22,694 shares issued and outstanding	227	227
Series B - 87,552 and 373,849 shares issued and outstanding	876	3,738
Common stock, $0.01 par value; authorized 58,000,000 shares;
23,537,948 and 17,586,988 shares issued and outstanding, respectively	235,379	175,870
Additional paid-in-capital	25,626,153	25,259,714
Accumulated deficit	(25,501,168)	(21,100,766)
Total stockholders’ equity	361,467	4,338,783
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,478,818	$13,836,706

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

REVENUES	$41,458,939	$47,829,608	$44,487,348

RESTAURANT OPERATING COSTS:
Food and beverage	13,468,912	15,363,255	14,670,554
Labor	12,938,233	14,722,437	13,756,895
Other	12,373,414	12,948,385	11,374,609
Depreciation and amortization	1,789,195	2,199,499	1,498,656
Pre-opening expenses	-	-	758,168
Provision for impairment of assets	1,269,685	1,242,000	-
Total restaurant operating costs	41,839,439	46,475,576	42,058,882
RESTAURANT OPERATING (LOSS) INCOME	(380,500)	1,354,032	2,428,466

General and administrative expenses	3,560,458	3,821,155	4,014,675
LOSS FROM OPERATIONS	(3,940,958)	(2,467,123)	(1,586,209)

OTHER (EXPENSE) INCOME:
Lease buy-out	-	212,198	600,000
Provision for impairment of assets due to lease buy-out	-	-	(211,000)
Interest expense, net	(295,463)	(331,814)	(413,012)
Other (expense) income, net	(4,837)	(173,114)	29,587
Total other (expense) income, net	(300,300)	(292,730)	5,575
LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	(4,241,258)	(2,759,853)	(1,580,634)

ELIMINATION OF MINORITY PARTNER INTEREST	(159,144)	(242,990)	(271,112)

NET LOSS BEFORE PREFERRED STOCK DIVIDEND	(4,400,402)	(3,002,843)	(1,851,746)

Deemed dividend associated with warrants and beneficial conversion feature of preferred stock (See Note 12, Series B Convertible Preferred Stock)	-	-	(1,735,169)

NET LOSS APPLICABLE TO COMMON STOCK	$(4,400,402)	$(3,002,843)	$(3,586,915)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.21)	$(0.18)	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	20,920,360	16,665,209	14,796,278

See notes to consolidated financial statements and report of independent registered public accounting firm

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at January 2, 2005	35,275	$353	-	$-	8,565,406	$85,654	$14,926,627	$(14,511,008)	$501,626

Net loss before preferred stock dividend	-	-	-	-	-	-	-	(1,851,746)	(1,851,746)

Preferred stock issued in private placement financing, net of issuance costs	-	-	461,954	4,620	-	-	5,787,018	-	5,791,638

Issuance costs, private placement financing	-	-	-	-	-	-	(123,872)	-	(123,872)

Series B Preferred Stock warrant issued to placement agent for private placement financing	-	-	-	-	-	-	123,872	-	123,872

Deemed dividend for warrants and beneficial conversion feature of preferred stock (See Note 12)	-	-	-	-	-	-	1,735,169	(1,735,169)	-

Preferred stock converted	(11,544)	(116)	(18,104)	(181)	419,800	4,198	(3,901)	-	-

Warrants exercised	-	-	-	-	7,123,011	71,230	2,226,153	-	2,297,383

Warrant valuation reserve	-	-	-	-	-	-	440,000	-	440,000

Stock options exercised	-	-	-	-	26,600	266	11,246	-	11,512

Balance at January 1, 2006	23,731	$237	443,850	$4,439	16,134,817	$161,348	$25,122,312	$(18,097,923)	$7,190,413

Net loss	-	-	-	-	-	-	-	(3,002,843)	(3,002,843)

Stock option expense under SFAS 123R	-	-	-	-	-	-	124,677	-	124,677

Preferred stock converted	(1,037)	(10)	(70,001)	(701)	1,405,205	14,052	(13,341)	-	-

Warrants exercised	-	-	-	-	37,500	375	22,125	-	22,500

Stock options exercised	-	-	-	-	9,466	95	3,941	-	4,036

Balance at December 31, 2006	22,694	$227	373,849	$3,738	17,586,988	$175,870	$25,259,714	$(21,100,766)	$4,338,783

Net loss	-	-	-	-	-	-	-	(4,400,402)	(4,400,402)

Stock option expense under SFAS 123R	-	-	-	-	-	-	321,566	-	321,566

Preferred stock converted	-	-	(286,297)	(2,862)	5,725,960	57,259	(54,397)	-	-

Common stock issued for extension of line of credit	-	-	-	-	224,000	2,240	98,560	-	100,800

Issuance of common stock	-	-	-	-	1,000	10	710	-	720

Balance at December 30, 2007	22,694	$227	87,552	$876	23,537,948	$235,379	$25,626,153	$(25,501,168)	$361,467

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
OPERATING ACTIVITIES:
Net loss	$(4,400,402)	$(3,002,843)	$(1,851,746)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,769,624	2,199,499	1,498,656
Stock compensation expense	720	-	-
Stock option expense	321,566	124,677	-
Lease buy-out option	-	(212,198)	(600,000)
Provision for impairment of assets	1,269,685	1,242,000	211,000
Gain on sale of restaurant	-	-	(792,969)
(Gain) loss on disposal of fixed assets	(12,602)	10,359	472,318
Minority partner interest	159,144	242,990	271,112
Changes in operating assets and liabilities:
Change in current assets and liabilities	(1,394,718)	(860,524)	2,767,808
Changes in other assets and liabilities:
Decrease (increase) in prepaid rent	2,620	28,161	(306,286)
Decrease (increase) in other assets	19,276	55,710	(16,869)
Increase (decrease) in deferred interest payable to related parties	99,051	78,751	(230,239)
Increase in unearned revenue	1,735,417	-	-
Increase in deferred rent	156,056	131,913	54,964
Total adjustments	4,125,839	3,041,338	3,329,495
Net cash (used in) provided by operating activities	(274,563)	38,495	1,477,749

INVESTING ACTIVITIES:
Proceeds from sale of assets	493,307	1,494,987	2,243,859
Purchase of property and equipment	(439,368)	(1,773,547)	(7,762,226)
Net cash provided by (used in) investing activities	53,939	(278,560)	(5,518,367)

FINANCING ACTIVITIES:
Proceeds from the issuance of stock	-	26,536	4,963,916
Proceeds from debt financing	1,767,823	1,886,742	1,951,750
Repayment of debt	(1,681,567)	(2,106,586)	(3,623,227)
Minority partner distributions	(142,000)	(193,245)	(240,600)
Net cash (used in) provided by financing activities	(55,744)	(386,553)	3,051,839

Net decrease in cash	(276,368)	(626,618)	(988,779)

CASH AT BEGINNING OF PERIOD	734,122	1,360,740	2,349,519

CASH AT END OF PERIOD	$457,754	$734,122	$1,360,740

See notes to consolidated financial statements and report of independent registered public accounting firm.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$96,662	$(44,208)	$(102,152)
Receivables from related parties	(14,475)	80,180	(5,008)
Other current assets	(1,073,367)	(18,371)	131,951
Accounts payable	(102,234)	(734,122)	1,670,569
Accrued expenses	(239,853)	(123,969)	1,029,441
Sales tax payable	(61,451)	(20,034)	43,007
Change in current assets and liabilities	$(1,394,718)	$(860,524)	$2,767,808

Supplemental disclosure of cash flow information:
Cash paid for interest	$195,132	$258,165	$399,916
Hurricane-related insurance recoveries	$-	$49,336	$375,283
Financing costs, line of credit	$-	$-	$80,000
Cash paid for income taxes	$-	$-	$-

Non-cash operating, investing and financing activities:

•
Financing costs of $100,800 for the issuance of 224,000 shares of our common stock relating to the extension of the related party line of credit was applied to Common Stock and Paid in Capital in the first quarter of 2007.

•	Accruals for bonuses of $17,150 and $7,733 offset reductions in depreciation expense in 2007 and 2006, respectively.

•	Deferred rent of $53,808 and $119,275 was reduced to offset the loss on disposal of restaurants in December 2007 and November 2005, respectively.

•	During October 2006, gain on the sale-leaseback of our New Smyrna Beach location of $95,297 was deferred and will be amortized over the 20-year lease life of the property.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – At December 30, 2007, Shells Seafood Restaurants, Inc. and Subsidiaries managed and operated 23 full-service, casual dining seafood restaurants in Florida under the name "Shells".

Shells was incorporated on April 29, 1993 and began operations in August 1993 when it purchased from Shells, Inc. the service mark "Shells”, as well as all other intangible and tangible assets necessary to operate a restaurant chain under the name "Shells". Shells subsequently acquired Shells, Inc. effective December 29, 1994.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) including the assumption of a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $4,400,000 for the fiscal year ended December 30, 2007, had negative working capital as of December 30, 2007 of $4,712,000 and had an accumulated deficit as of December 30, 2007 of $25,501,000. Cash used in operations for the fiscal year ended December 30, 2007 was $275,000. We have secured promissory notes, which are due in May 2008. Sufficient liquidity to make the scheduled debt payment under these promissory notes if the maturity date is not extended, or under our other debt obligations, is dependent primarily on the realization of cash flow from operations, additional scheduled payments to be received from the transaction with Food and Entertainment and obtaining alternative financing sources. There can be no assurances that these initiatives will be successful. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Despite the many challenges facing Shells, we are greatly committed to our turnaround strategy. Our primary objective is to reverse the trend in negative customer traffic, by attracting new and lapsed guests to experience our great quality seafood at more favorable price points. In addition, we are committed to further drive down costs, offsetting those external influences caused by the economy. We will continue to aggressively address both our top and bottom line pressures. We will also seek both traditional and non-traditional means to funding our cash flow requirements. There are no assurances that our strategies will drive improvements in sales and customer traffic needed to meet anticipated cash flow requirements and restore our profitability. It is also uncertain whether future financing options, which may be needed to execute our strategies, will be available, on terms that would be acceptable to us, or at all.

Principles of Consolidation — The consolidated financial statements include the accounts and operations of Shells and its wholly owned subsidiaries as well as a joint venture partnership in which we are a general partner owning a 51% equity interest. All material intercompany balances and transactions between the entities have been eliminated in consolidation.

Fiscal Year — Our fiscal year is the 52 or 53 weeks ending the Sunday nearest to December 31. Each of our fiscal years ended December 30, 2007 (“fiscal year 2007”), December 31, 2006 (“fiscal year 2006”), and January 1, 2006 (“fiscal year 2005”) was 52 weeks.

Use of Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenue Recognition — Our revenues are recorded in three categories: restaurant operations, management fees and international fees.

Our restaurant revenues are retail sales at company-owned or joint-venture restaurants. Management fee revenue includes revenue from licensed restaurants that are managed and operated by us in return for a percentage of each restaurant's sales. International fee revenue includes the recognition of revenue from the sale of our marks and system in certain middle eastern countries in conjunction with a technical consulting and support services agreement over a 10 year period.

Sales by company-operated restaurants are recognized when food and beverage items are sold. Our restaurant sales are reported net of sales taxes collected from guests, which are remitted to the appropriate taxing authorities. Management fees are earned as a percentage of each restaurant's sales and are recognized in the period in which the sales are reported to have occurred. International fees are recognized over the ten year period of the related technical consulting and support services agreement which is when we have performed substantially all services required by the sale of service marks and system agreement.

In addition, we record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income when the likelihood of the redemption of the gift card becomes remote.

Inventories — Inventories consist of food (primarily seafood), beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. We utilize a third party to hold and distribute certain products. Such inventory is not recorded by us, nor is the risk of ownership transferred to us until our individual restaurants receive product.

Property and Equipment — Property and equipment are stated at cost less the provision for impairment and are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over their estimated useful life of 30 years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life and range from two to 20 years. Useful lives for equipment, furniture and fixtures, automobiles, and signs range from three to 10 years.

Leases — We recognize rent expense for our leased restaurants on a straight-line basis over the expected lease term, including cancelable option periods as described below. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the option. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Many of our leases have renewal periods totaling five to 20 years, exercisable at our option, and require payment of property taxes, insurance and maintenance costs in addition to the rent payments. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Income Taxes — We use the asset and liability method which recognizes the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. See Note 13 for additional information.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our Consolidated Financial Statements.

Stock-Based Compensation and Other Equity Instruments — Prior to fiscal year 2006, we followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Accordingly, prior to 2006, we did not record stock-based compensation expense for stock options issued to employees in fixed amounts with exercise prices at least equal to the fair value of the underlying common stock on the date of grant.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per share for fiscal year 2005, if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Fiscal Year Ended
January 1,
2006
Net loss applicable to common stock, as reported	$(3,586,915)

Add: Stock-based employee compensation expense included in reported net loss applicable to common stock, net of related tax effects	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(502,948)

Pro forma net loss applicable to common stock	$(4,089,863)

Net loss per share of common stock:

Basic and diluted—as reported	$(0.24)

Basic and diluted—pro forma	$(0.28)

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

Net Loss per Share of Common Stock — Net loss per common share is computed in accordance with FASB No. 128 “Earnings Per Share”, which requires companies to present basic earnings per share and diluted earnings per share. Basic net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding. No common stock equivalents were included in the computation of diluted net loss per common share for fiscal years 2007, 2006 or 2005 as the effect was anti-dilutive.

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

New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of this Statement is not expected to have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on our Consolidated Financial Statements.

NOTE 2. LIQUIDITY

Our company’s working capital deficit increased to $4,712,000 in 2007 from $4,446,000 in 2006, and our cash position at December 30, 2007 decreased to $458,000 from $734,000 on December 31, 2006. Capital expenditures in 2007 totaled $439,000. In 2007, we received proceeds from the sale of assets totaling $493,000, which mostly related to the sale of our leasehold interests in two restaurant properties in the second and fourth quarters of 2007.

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

In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements. On March 30, 2007, the total amount of the line of credit was reduced to $1,440,000, and the maturity date was further extended to May 23, 2008 at a fee of 7% of the $1,440,000 borrowed, or $101,000, payable through the issuance of 224,000 shares of our common stock, based on the closing stock price on that date of $0.45 per share.

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

In September 2007, we refinanced the $407,000 promissory note securing the Melbourne property, which was due to mature in October 2007. Additionally, the note was increased to $607,000, of which $200,000 funded a significant portion of the Melbourne restaurant remodeling. The loan, which bears a fixed rate of interest at 7.91%, is for a term of five years with required monthly principal payments based on a 15 year amortization schedule, and a balloon payment in September 2012. The principal balance owed on this note as of December 30, 2007 was $607,000.

In December 2007, we entered into an agreement to sell our marks and system to Food and Entertainment Co., LTD, an entity owned by the Alhokair Group, a company domiciled in the Kingdom of Saudi Arabia. We sold development rights to Food and Entertainment to open 10 restaurants over a 10-year period, solely within a territory to initially consist of the Kingdom of Saudi Arabia, Egypt, Jordan, Qatar, Oman, Bahrain, United Arab Emirates, Kuwait, Pakistan, India and based on additional performance criteria, Tunisia and Morocco. The sales price was $1,750,000. We received $700,000 at execution; with $350,000 due and paid in January 2008, $350,000 due in April 2008 and $350,000 due in July 2008.

In conjunction with the sale of our marks and system, we also entered into an agreement to provide technical consulting and support services to Food and Entertainment for a 10-year period, with two additional five-year options at the election of Food and Entertainment. Technical and support services include restaurant design, operations, training, product sourcing and menu engineering; at a fee of 1% of Food and Entertainment’s gross sales of its Shells restaurants in operation, payable monthly.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We also received from Food and Entertainment an irrevocable letter of credit in the amount of $1,050,000, to expire in October 2008. Thereafter, and continuing for the duration of the technical consulting and support services agreement, a $500,000 irrevocable letter of credit will be provided to us.

NOTE 3. CASH AND OTHER CURRENT ASSETS

Concentrations:
(a)	Credit Risk - Cash balances are maintained in a financial institution located in Florida. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.
(b)
Supplies - We acquire a significant amount of our food products utilized in the preparation of our menu items from a limited number of sources. During the 2007, 2006 and 2005 fiscal years, approximately 42%, 43% and 42%, respectively, of related purchases were made from 10 suppliers.

(c)
Allowance for Doubtful Accounts – We estimate the allowance for uncollectible accounts based on the aging of the receivables due from related parties. Those receivables that are deemed uncollectible are charged against the allowance for doubtful accounts.

Other current assets consist of the following:

	December 30,	December 31,
	2007	2006
Prepaid expenses	$401,720	$359,103
Accounts receivable	1,050,000	-
Other current assets	5,245	24,495

	$1,456,965	$383,598

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 30,	December 31,
	2007	2006
Leasehold improvements	$6,286,756	$7,818,971
Equipment	3,918,444	3,884,837
Furniture and fixtures	4,531,906	4,797,285
Land and buildings	822,838	826,338
Signage	520,087	640,143
Automobiles	234,542	257,775
	16,314,573	18,225,349

Less accumulated depreciation and amortization	(10,241,355)	(9,054,528)
	$6,073,218	$9,170,821

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation expense was $1,716,000 in fiscal 2007 compared to $2,190,000 in fiscal 2006 and $1,478,000 in fiscal 2005. During 2007, 2006 and 2005, disposals of fixed assets relating to restaurant closing, restaurant remodeling and the sale-leaseback transactions resulted in the retirement of $500,000, $409,000 and $2,276,000, respectively, in accumulated depreciation.

During the second quarter of 2007, an asset write-down of $609,000 was recorded to reduce property and equipment relating to the St. Petersburg, Florida location. During the fourth quarter of 2007, an asset write-down of $345,000, $155,000 and $160,000 was recorded to reduce the property and equipment related to the Kissimmee, Winter Haven and Winter Park locations, respectively. These asset impairments were necessitated by a reduction in our estimates of the future cash flows of these locations due to the unfavorable economic conditions of the location or market area. During the fourth quarter of 2006, an asset write-down of $942,000 was recorded to reduce property and equipment relating to the Clearwater Beach, Florida location. This asset impairment was necessitated by changes in our estimates and a reduction in the estimated lease life due to unfavorable economic conditions of the location.

NOTE 5. GOODWILL, PREPAID RENT AND OTHER ASSETS

Goodwill relating to the 1994 merger of Shells, Inc. is evaluated annually for impairment. The evaluation compares the estimated value of the Company’s net assets excluding goodwill to the market value of the Company. At December 30, 2007 and December 31, 2006, the market value of the Company exceeded the estimated market value of the Company’s net assets by an amount in excess of the carrying value of goodwill. As such, no impairment has been recognized. However, changes in factors and circumstances could result in an impairment of goodwill in the future.

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

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following:

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 30,	December 31,
	2007	2006
Accrued payroll	$617,709	$837,085
Unearned gift card revenue	254,445	333,558
Other	363,550	276,361
Public reporting costs	252,070	234,013
Workers compensation	156,551	167,989
Restaurant closing expenses	94,234	107,933
Property taxes	48,116	86,739
	$1,786,675	$2,043,678

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 30,	December 31,
	2007	2006

$607,000 promissory note with Colonial Bank collateralized by real property owned by the 51% owned joint venture. The interest rate is fixed at 7.91%. Payments are $5,770 monthly, with all unpaid principal due in September 2012	607,071	-

$635,000 promissory note with Colonial Bank collateralized by real property owned by the 51% owned joint venture. Interest was payable monthly based on the bank's base rate. The unpaid principal balance was paid in full in September 2007.	-	438,271

Finance agreement, collateralized by automobiles, principal and interest due monthly at $3,538 through June 2009, at 6.75% fixed interest rate.	58,597	138,117

Finance agreement, collateralized by insurance policy, principal and interest due monthly through February 2008, at interest ranging from 5.95% to 8.74%.	114,872	113,181

Finance agreement, collateralized by computer equipment, principal and interest due monthly at $2,569 through June 2009, at 9.3% fixed interest rate.	43,002	65,954

Finance agreement, collateralized by automobile, principal and interest due monthly at $818 through February 2010, at 8% fixed interest rate.	19,436	27,322

Finance agreement, collateralized by automobile, principal and interest due monthly at $955 through February 2011, at 7.9% fixed interest rate.	31,304	-

Capitalized lease agreement, collateralized by equipment, payable monthly at $517principal and interest through March 2009.	7,347	12,528
	881,629	795,373
Less current portion	(223,340)	(623,526)
	$658,289	$171,847

The annual maturities of debt as of December 30, 2007 are as follows:

2008	$223,340
2009	81,029
2010	38,124
2011	29,121
2012	510,015
$881,629

The promissory note provided by Colonial Bank requires the Shells of Melbourne Joint Venture to maintain a minimum Debt Service Coverage Ratio. This covenant relates to the Joint Venture only, and the Joint Venture was in compliance as of December 30, 2007.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8. RELATED PARTY DEBT AND RELATED PARTY TRANSACTIONS

Related Party Debt

In March 2005, Trinad Capital, L.P. (“Trinad”), Bruce Galloway and Frederick R. Adler provided us with a $1.6 million revolving line of credit, which was to mature on the earlier of March 31, 2006 or the closing of an aggregate amount of financing providing us not less than $1.6 million of net proceeds. Trinad Master Fund, Ltd., an affiliate of Trinad, Mr. Galloway and Mr. Adler are each security holders who beneficially own more than five percent of our common stock. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. During 2006, these investors received a fee of $80,000, in the aggregate, for extending the credit line to us, paid to each investor pro rata in accordance with each investor’s percentage interest (50% for Adler, 30% for Trinad and 20% for Galloway). In May 2005, these investors agreed to extend the maturity date under the line of credit to May 23, 2007 for no additional consideration. In March 2007, the maturity date was further extended to May 23, 2008, and the total amount of the credit line was reduced to $1,440,000. As of December 30, 2007, we have drawn the full $1,440,000 of the available credit line. The funds were used to assist in the financing of two restaurant acquisitions in the fourth quarter of 2005 and to fund remaining remodeling costs and working capital requirements.

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

Notes and deferred interest payable to these related parties were:

	December 30,	December 31,
	2007	2006

Line of credit due May 23, 2008 bearing interest at 15%, of which 8% is payable monthly in arrears and 7% is deferred and payable when the principal is paid in full, owned by:
Frederick R. Adler	$800,000	$800,000
Bruce Galloway, IRA R/O	160,000	160,000
Trinad Capital, L.P.	480,000	480,000

Aggregate deferred interest to be payable on May 23, 2008	186,504	87,453
	$1,626,504	$1,527,453

The deferred interest due at maturity, May 23, 2008, will be $227,000 on the $1,440,000 borrowing.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Related Party Transactions

We manage two restaurants pursuant to a management and license agreement, which became effective July 1993. The management and license agreement of an additional restaurant was terminated in October 2005. These entities are deemed to be related parties based on our ability to influence the management and operating policies of the managed restaurants. We provide management services and license our proprietary information required to operate the restaurant for a management fee originally set at 6% of restaurant sales. Of the total management fee received, 2% of sales is placed in escrow and disbursed to satisfy each managed restaurant’s requirement to make third party royalty payments. The management agreements were amended in October 2001, reducing the management fee to 4% of restaurant sales until such time that cash flow for three consecutive months is at least 80% of the cash flow for the same respective periods in 1999. The management fee then becomes 5% of sales. The management fee increases to, and is maintained at, 6% of sales when cash flow for three consecutive months is at least 90% of cash flow for the same respective periods in 1999. The management agreements outline the respective owners’ ("licensees") responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital and capital expenditures. A third restaurant is operated by us, pursuant to an oral agreement requiring the restaurant to be operated in conformance with the policies and procedures established by management for Shells restaurants. Our management fee for the restaurant was originally set at 4% of the restaurant’s sales (exclusive of any escrowed royalty fees), and later was modified to 2% in October 2001. The aggregate management fees earned under these agreements was approximately $139,000, $156,000 and $152,000 for fiscal 2007, 2006 and 2005, respectively.

On August 9, 2005, we entered into an agreement with Deborah Christen Corporation (“DCC”). Pursuant to this agreement, effective upon the occurrence of specific conditions precedent, including the execution of an agreement by Shells of Carrollwood Village, Inc. to abandon or terminate the sublicense agreement which granted it the use of the service marks in the trade area known as the Carrollwood Trade Area, and the management agreement with us for the operation of the “Shells” restaurant, DCC agreed to grant us a license to use the service marks in the Carrollwood Trade Area.

On October 21, 2005, we entered into a termination agreement with Shells of Carrollwood Village, Inc., whereby they agreed to terminate (a) the management and license agreement in the Carrollwood Trade Area, and (b) the agreement pursuant to which we granted them an option to transfer all of its assets to us in exchange for shares of our common stock upon the occurrence of specified events. The restaurant previously managed by us under this terminated license agreement closed on October 31, 2005.  Upon the closing of the restaurant, the agreement we entered into with DCC on August 9, 2005 became effective. Under this agreement, we had until December 31, 2006 to open a “Shells” restaurant in the Carrollwood Trade Area, subject to certain monthly license fees beginning on April 1, 2006. Further, we agreed to pay DCC a license fee in the amount of two percent (2%) of the gross receipts of each “Shells” restaurant operated or sublicensed by us within the Carrollwood Trade Area. On December 20, 2006, we entered into an amendment to this agreement with DCC removing the December 31, 2006 deadline for the opening of a Shells Seafood Restaurant in the Carrollwood Trade Area. We will continue to pay predetermined license fees to DCC until such time as a Shells Seafood Restaurant has been opened in the Carrollwood Trade Area, or the option period expires per written notice from us. The aggregate license fees paid under this agreement was approximately $33,000 and $24,000 for fiscal 2007 and 2006, respectively. On February 12, 2008, we terminated our agreement with DCC of August 9, 2005 as amended on December 20, 2006.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective July 1993, we entered into option agreements with three of our licensees, one of which terminated in October 2005. These agreements, further amended in August 1995 and October 2001, documented the terms by which we can acquire the restaurant’s assets in exchange for a purchase price of six times the restaurants cash flow, less any liabilities assumed. The purchase price is to be paid in the form of shares of our common stock at the prevailing market price. The option is exercisable by either party upon Shells averaging a market capitalization, as defined, of $100,000,000 for 20 consecutive trading dates. The option has not been exercisable through December 30, 2007.

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

On September 29, 2005, we sold a certain property to Fortress Realty Investments, LLC at a sale price of approximately $1.67 million which was considered a fair value purchase amount. Concurrently, we leased a Shells Seafood Restaurant location at 1561 3rd Street in Winter Haven, Florida. The minimum lease term is 20 years with a straight-line annual rent of $182,000. Subsequently, Fortress Realty Investments, LLC sold the Winter Haven property and assigned its interest as lessor to a third party. On April 27, 2006, we completed a lease buy-out transaction with Fortress Realty Investments, LLC, pursuant to which we transferred our interest in an option embedded in the lease agreement. Concurrently, we leased a Shells Seafood Restaurant location at 1561 3rd Street in Ocala, Florida. The minimum lease term is 20 years with a straight-line annual rent of $178,000. Subsequently, Fortress Realty Investments, LLC sold the Ocala property and assigned its interest as lessor to a third party. On October 27, 2006, we completed a sale and leaseback transaction with Fortress Realty Investments, LLC, pursuant to which we sold and simultaneously leased back a Shells Seafood Restaurant location at 725 East 3rd Avenue, New Smyrna Beach, Florida at a sale price of approximately $1.33 million which was considered a fair value purchase amount. The minimum lease term is 20 years with a straight-line annual rent of $145,000. Fortress Realty Investments is related to Drawbridge Global Macro Fund, L.P. which, after converting their shares of our Series B Preferred Stock, owned 1,333,340 shares of our common stock along with warrants to purchase 666,670 shares of our common stock. Drawbridge had been considered a greater than 5% owner of our stock.

NOTE 9. COMMITMENTS AND CONTINGENCIES

With the exception of one operating restaurant, we conduct all of our operations and maintain administrative offices in leased facilities. Certain leases provide for us to pay for common area maintenance charges, insurance, and a proportionate share of real estate taxes. In addition, certain leases have escalation clauses and/or require additional rent based upon a percentage of the restaurant's sales in excess of stipulated amounts. Total rent expense under all leases was $4,008,000, $3,925,000 and $3,257,000 for fiscal 2007, 2006 and 2005, respectively, which included contingent rent of $44,000, $71,000 and $97,000, respectively. The approximate future minimum aggregate rental payments under such operating leases as of December 30, 2007 are as follows:

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2008	$2,753,128
2009	2,596,540
2010	2,549,329
2011	2,273,159
2012	2,134,625
Thereafter	10,839,790
$23,146,571

These leases expire at various dates through the year 2026 and generally have renewal options for additional periods.

On August 9, 2007, we entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) with Leslie Christon, our former President and Chief Executive Officer, effective as of July 1, 2007. The Amended Agreement amended and restated in its entirety Ms. Christon’s employment agreement dated July 1, 2005. Pursuant to the Amended Agreement, Ms. Christon’s salary was reduced from $300,000 to $275,000 per annum and her automobile allowance was increased from $1,000 per month to $1,200 per month. The Amended Agreement had an initial term of one year, and provided for automatic extensions of successive one-year periods, unless either party gave the other party written notice within 90 days prior to the termination date.

The Amended Agreement provides, among other things, that Ms. Christon shall be entitled to severance upon her termination without cause or the failure of the Company to renew the Amended Agreement after its initial one-year term (a “Severance Event”). On February 29, 2008, Ms. Christon employment with the Company ceased in a manner which qualified as a Severance Event. As such, Ms. Christon is entitled to receive the payment of her base salary and healthcare benefits for a period ending on the earlier of August 29, 2008 or the date on which she commences employment with another entity or person. Further, Ms. Christon has agreed not to compete with the Company for a period of time during which she is receiving severance payments.

Effective March 13, 2006, we entered into an agreement with Guy C. Kathman, our Vice-President of Operations and Warren R. Nelson, our interim President and Chief Financial Officer, to provide them with severance and other considerations to be paid upon a Change in Control of our Company (as defined in their respective agreements). Mr. Nelson is also a party to a letter agreement from the Board of Directors clarifying his severance arrangement if he is terminated without cause.

On August 1, 2006, we were advised by our subtenant, Famous Dave’s RIBS-U, Inc., that they discontinued operations of the restaurant located in Streamwood, Illinois and have ceased remitting rent payments required by the sublease. The subtenant has requested discussions on settlement for a lease termination. Such restaurant closure is a condition of default under the sublease as well as the master lease between Shells and the ultimate landlord, 948 Barrington Road Partnership. The parties are continuing efforts to seek a suitable tenant replacement. The financial implications to Shells are undetermined at this time. If necessary, we intend to pursue our rights against Famous Dave’s RIBS-U, Inc., as appropriate to protect our interest.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 13, 2007 and on July 16, 2007, summons were served from the circuit court in Kane County, Illinois, naming the Spring Hill Mall, L.L.C., the primary landlord, as plaintiff. The suit relates to a restaurant lease in Carpentersville, Illinois. Under this lease, we are a sub-tenant to Chi-Chi’s, Inc., who filed bankruptcy in 2003 and subsequently rejected the lease. Since 2000, we have been further subleasing this property to Famous Dave’s RIBS-U, Inc. Under such terms, we partially subsidize lease payments. Since 2003, we have been negotiating with Spring Hill Mall for a buyout of our obligations under the various subleases. Under the suit, Spring Hill Mall sought payment of rent, occupancy, and related charges totaling $147,000 with the addition of interest and fees related to the suit. In February 2008, Spring Hill Mall and Shells jointly agreed to a settlement plan, whereby we will pay monthly to Spring Hill Mall amounts aggregating $177,840, which include amounts due in arrears as well as future amounts due from us through the term of the lease ending December 2010. Under the settlement agreement, we will maintain responsibility for leasehold obligations until December 2010.

On January 31, 2008, a summons was served from the Supreme Court of the State of New York, County of New York, naming 320 West 13th Street, LLC as plaintiff. This suit was brought against, among others, Jay A. Wolf, a member of our Board of Directors, and various entities allegedly controlled by Mr. Wolf, including Shells Seafood Restaurants, Inc. We believe we were wrongly named in this suit and are seeking to have our company removed as a defendant.

On February 27, 2008, a summons was served from the circuit court in Volusia County, Florida, naming Coconuts of Daytona Beach, Inc. as plaintiff. The suit relates to a lease with our subsidiary, Shells of Daytona Beach, Inc. (currently known as America’s Favorite Seafood, Inc.), of furniture, fixtures and equipment assigned on July 12, 1989. The plaintiff alleges that we have breached the agreement, as we discontinued making payments under the contract at or about April 2007. We believe the case is without merit and will defend it vigorously.

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

Our share of the partnership profits was $163,000, $251,000 and $280,000 during fiscal 2007, 2006 and 2005, respectively. In addition, the partnership paid us $158,000, $180,000 and $190,000 in fiscal 2007, 2006 and 2005, respectively, for management and license fees. The joint venture and management agreement outline the respective joint venture partner’s responsibility for funding all restaurant expenses, including food and beverage costs, staffing, training, recruiting, inventories, working capital, capital expenditures and principal and interest payments on loans and mortgages. The joint venture’s cash balance at fiscal year end was $142,000, $94,000 and $176,000 for 2007, 2006 and 2005, respectively.

The joint venture agreement, which was amended March 1995, contains a purchase option for us to purchase the WLH Investments interest or conversely, for WLH Investments to put their interest in the partnership to us, for a purchase price of $750,000, payable by the issuance of our common stock having a value of $750,000. The option is exercisable at any time following the date our common stock equals or exceeds $20 per share for a period of 20 consecutive trading days. The option has not been exercisable through December 30, 2007.

NOTE 11. STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBENTURES

On December 7, 2004, we sold $2,375,000 principal amount of debentures and warrants to purchase 1,187,500 shares of our common stock. We received net proceeds of $2,010,000 from the sale. We paid interest at 12% and late payment penalties through May 23, 2005 when the debentures were retired by repayment in cash or conversion into our Series B Preferred Stock. Repayments in cash consisted of principal of $2,055,000 plus interest and penalties of $177,198. Debentures converted into our Series B Preferred Stock consisted of $320,000 principal plus interest and penalties of $27,588. The exercise price of the warrants and the number of underlying shares of common stock were subject to adjustment under certain circumstances. As compensation for their services as placement agent in the debenture offering and future consulting services to us, the placement agent received cash fees and warrants with terms substantially identical to those received by the investors. The warrants expired on December 7, 2007, and warrants to purchase 1,873,750 shares of our common stock expired unexercised.

On May 24, 2005, in connection with the Series B Preferred Stock offering, we issued warrants to purchase common stock at an exercise price of $1.30 per share exercisable through May 24, 2010. As of December 30, 2007 and December 31, 2006, there were 4,619,540 warrants outstanding to purchase shares of our common stock. Additionally, warrants to purchase 1,129,530 shares of common stock were granted to the placement agent as a portion of their fees in the form of a warrant to purchase 37,651 units (consisting of 37,651 shares of our Series B Convertible Preferred Stock and warrants to purchase 376,510 shares of our common stock) at a purchase price of $15.00 per unit. As of December 30, 2007, none of these warrants have been exercised.

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

During fiscal 2007, 2006 and 2005, investors converted an aggregate of 0, 1,037 and 11,544 shares, respectively, of Series A Preferred Stock into 0, 5,185 and 57,720 shares, respectively, of our common stock.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Series B Preferred Stock votes together with our common stock on an “as-converted” basis as a single class on all actions to be taken by our stockholders. Without the consent of a majority of the outstanding Series B Preferred Stock, we cannot alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, authorize or create any class of stock ranking as to a distribution of assets upon a liquidation event senior to or pari passu with the Series B Preferred Stock, issue any additional shares of the Series A Preferred Stock, or alter or change the powers, preferences or rights given to the Series A Preferred Stock. Upon any dissolution, liquidation, merger, consolidation, reorganization or other series of transactions, under certain conditions, the holders of Series B Preferred Stock are entitled to be paid out of our assets legally available for distribution to our stockholders, before any payment is made to the holders of our common stock. If dividends are declared payable on our common stock, then dividends shall be declared for the Series B Preferred Stock. All shares of Series B Preferred Stock issued and outstanding on May 23, 2015 will automatically be converted at that time into shares of our common stock.

During fiscal 2007, 2006 and 2005, investors converted 286,297, 70,001 and 18,104 shares, respectively, of Series B Preferred Stock into 5,725,960, 1,400,020 and 362,080 shares, respectively, of our common stock.

NOTE 13. INCOME TAXES

There were no provisions for income taxes for the fiscal years 2007, 2006 and 2005

Our effective tax rate is composed of the following for the fiscal years ended 2007, 2006 and 2005, respectively:

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Federal statutory rate	(35.0)%	(35.0)%	(34.0)%
State income tax, net of federal benefit	(3.6)	(3.6)	(2.8)
FICA tip credits	(5.4)	(4.7)	(6.6)
Warrant grants	-	-	-
Valuation allowance and other adjustment	44.0	43.3	43.4
Revalue certain deferred tax assets	-	-	-
Other	0.0	0.0	-
Effective income tax benefit	0.0%	0.0%	0.0%

As of December 30, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $12,317,000 which expire between 2008 and 2027. We also had approximately $3,969,000 of general business credits to carry forward, which expire by 2022. We had an ownership change in 2002 and 2005 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of net operating loss and credit carryforwards that may be used against taxable income. This limitation is approximately $75,000 per year for net operating losses incurred prior to the 2002 ownership change, and $665,000 per year for net operating losses incurred prior to the 2005 ownership change. Any portion of the annual limitation amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation. Approximately $6,050,000 of our net operating loss carryforwards and approximately $3,082,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $4,600,000 in net operating loss carryforwards and approximately $2,700,000 in credits will expire without benefit to us.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

	December 30, 2007
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$-	$1,889,000	$1,889,000
Accrued liabilities	253,000	511,000	764,000
Net operating loss carryforwards	-	5,341,000	5,341,000
General business credits	-	3,969,000	3,969,000
	253,000	11,710,000	11,963,000
Valuation allowance			(11,963,000)
Net deferred tax assets			-
Involuntary conversion proceeds and service marks			-
			$-

	December 31, 2006
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$8,000	$1,410,000	$1,418,000
Prepaids	-	122,000	122,000
Accrued liabilities	276,000	404,000	680,000
Net operating loss carryforwards	-	4,373,000	4,373,000
General business credits	-	3,593,000	3,593,000
	284,000	9,902,000	10,186,000
Valuation allowance			(10,186,000)
Net deferred tax assets			-
Involuntary conversion proceeds and service marks			-
			$-

	January 1, 2006
	Current	Non-current	Total
Basis difference in fixed assets and other assets	$-	$529,000	$529,000
Accrued liabilities	298,000	(294,000)	4,000
Net operating loss carryforwards	-	3,839,000	3,839,000
General business credits	-	3,205,000	3,205,000
	298,000	7,279,000	7,577,000
Valuation allowance			(7,365,000)
Net deferred tax assets			212,000
Involuntary conversion proceeds and service marks			(212,000)
			$-

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2007, 2006 and 2005, the net deferred tax asset is fully valued.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our Consolidated Financial Statements. For the year ending December 30, 2007, we had no uncertain tax positions.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14. STOCK-BASED COMPENSATION PLANS

Stock Option Plans — At December 30, 2007, we had one stock-based employee compensation plan that is more fully described below.

On September 11, 1995, our board of directors approved two employee stock option plans that have now both expired. The 1995 Employee Stock Option Plan, as amended, originally provided for the issuance of options to purchase up to a total of 840,000 shares of common stock. The 1996 Employee Stock Option Plan provided for the issuance of options to purchase a total of 101,000 shares of common stock. There were no options awarded under these plans during 2007 or 2006. As of December 30, 2007, options to purchase an aggregate of 156,507 shares of common stock were outstanding under the plans of which 127,503 were fully exercisable and 29,004 vest in future years.

On May 20, 1997, our stockholders approved the Stock Option Plan for Non-employee Directors. The plan, as amended, authorized a total of 150,000 shares of common stock to be reserved for issuance under the plan. There was no activity in this Plan during 2007. As of December 30, 2007, options to purchase 30,000 shares of common stock were outstanding and exercisable under this plan. The plan expired on May 20, 2007.

On May 21, 2002, our stockholders approved the 2002 Equity Incentive Plan allowing for grants of options to purchase up to 1,850,000 shares of common stock. On June 22, 2005, our stockholders approved an amendment to increase the authorized grants to 5,000,000 shares of common stock. During November 2005, our board of directors reduced the number of shares available for issuance under the plan by 903,528, to a total of authorized grants of 4,096,472 shares of common stock under the plan. The options generally vest over three years, one third annually on the anniversary date of the grant and have a maximum term of 10 years, except for those grants issued beginning in 2005, which have a maximum term of 7 years. During 2007, options for 676,000 shares of common stock were granted under this plan at prices ranging between $0.11 and $0.72 per share, the fair market value on the date of the grant, of which 469,000 options were granted to directors and officers. As of December 30, 2007, options to purchase 3,731,000 shares of common stock were outstanding of which 2,509,000 were exercisable.

On June 22, 2005, the compensation committee and the board of directors approved the immediate acceleration of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $0.85 per share previously awarded to our employees, including our executive officers, and our directors that were originally scheduled to vest during 2006. The acceleration of vesting was effective for stock options outstanding as of June 22, 2005. Options to purchase approximately 295,000 shares of common stock, or 18.5% of our outstanding unvested options (of which options to purchase approximately 233,000 shares, or 14.6% of our outstanding unvested options were held by our executive officers and directors) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was $1.10.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, our former President and Chief Executive Officer, concurrent with her amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005, and 274,842 on July 1, 2007. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans described above at an exercise price of $0.85 per share, of which 79,003 vested in July 2007. Upon termination of Mrs. Christon’s employment with our company on February 29, 2008, all of her unvested options to purchase 654,000 shares of common stock were forfeited and all of her vested options to purchase 1,605,000 shares of common stock will expire, if not exercised, within 90 days of the termination date of her employment.

Transactions during 2007 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2006	4,383,293	$0.86
Granted	675,817	0.55
Exercised	-	-
Forfeited	(238,500)	0.92

Outstanding at December 30, 2007	4,820,610	$0.86	5.4	$90

Exercisable at December 30, 2007	3,295,968	$0.84	5.2	$20

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the fiscal years 2006 and 2005 was approximately $3,000 and $16,000, respectively. The aggregate intrinsic value of options outstanding as of December 30, 2007, disclosed in the table above, represents the closing stock price on the last trading day of the year less the exercise price, multiplied by the number of in-the-money stock options outstanding. There was no excess cash tax benefit for the year ended December 30, 2007.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-Based Compensation – Expense related to stock options issued to eligible employees under the Plans is recognized using a straight-line vesting schedule over the vesting period. Stock options generally vest over a period of 1 to 3 years and have contractual terms to exercise of 7 to 10 years. Stock option awards are valued based upon the Black-Scholes option-pricing model using the following assumptions:

Assumptions used in computing	Quarter Ended
fair value of option grants:	December 30, 2007	September 30, 2007	July 1, 2007	April 1, 2007
Volatility	218.7%	101.7%	55.4%	26.6%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	3.50%	4.41%	4.76%	4.68%
Dividend yield	0	0	0	0

At December 30, 2007, there was $421,000 of unrecognized, pre-tax compensation expense related to stock options that will be recognized over a weighted-average period of two years. The weighted average grant date fair value of stock options granted during fiscal 2007, 2006 and 2005 was $0.55, $0.75 and $0.89, respectively.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 15. EARNINGS (LOSS) PER SHARE

The following table represents the computation of basic and diluted loss per share of common stock as required by FASB Statement No. 128:

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
Net loss attributable to common shareholders	$(4,400,402)	$(3,002,843)	$(3,586,915)

Weighted common shares outstanding	20,920,360	16,665,209	14,796,278

Basic net loss per share of common stock	$(0.21)	$(0.18)	$(0.24)

Effect of dilutive securities:
Preferred stock	-	-	-
Warrants	-	-	-
Stock options	-	-	-

Diluted weighted common shares outstanding	20,920,360	16,665,209	14,796,278

Diluted net loss per share of common stock	$(0.21)	$(0.18)	$(0.24)

Diluted net loss per common share excludes anti-dilutive stock options and warrants of 11,338,000, 12,034,000 and 7,831,000 for fiscal 2007, 2006 and 2005, respectively. Additionally, the anti-dilutive effect of preferred stock of 4,428,000, 8,491,000 and 5,884,000 has been excluded for fiscal 2007, 2006 and 2005, respectively.

NOTE 16. PROVISION FOR IMPAIRMENT OF ASSETS

In accordance with FASB Statement No. 144, which superseded FASB Statement No. 121, we identified certain long-lived assets as impaired. Impairment was recognized when the future undiscounted cash flows of certain assets were estimated to be less than the assets’ related carrying value. As such, the carrying values were written down to our estimates of fair value.

We recognized write-downs of $1,270,000, $1,242,000 (of which $300,000 reduced prepaid rent) and $211,000 during fiscal 2007, 2006 and 2005, respectively. We have five operating restaurants that have been previously written-down for impairment through December 30, 2007. The write-down in 2007 related to one restaurant with operating losses that had previously been written-down and three restaurants with operating losses that had not been previously written down. The write-down in 2006 related to one restaurant with operating losses that had not previously been written down. The write-down in 2005 related to one restaurant that was subject to a lease buy-out modification when we entered into an agreement with our landlord in St. Pete Beach, whereby on February 22, 2005, the landlord paid $600,000 to us for an option to buy-out the lease prior to its scheduled termination date. The fiscal 2007 and 2006 write-downs were necessitated by the then current period operating losses, as well as the projected undiscounted cash flows of the restaurants.

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

NOTE 18. ADVERTISING AND MARKETING

We have incurred the following costs for television, radio, billboards and local store marketing:

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Advertising and marketing expenses	$1,210,000	$1,351,000	$1,770,000

As a percentage of revenues	2.9%	2.8%	4.0%

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected quarterly financial data for fiscal 2007 and 2006, (in thousands, except per share data):

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$13,435	$11,481	$8,979	$7,564
Income (loss) from operations	137	(1,109)	(891)	(2,078)
Net income (loss) attributable to common stock	35	(1,152)	(1,010)	(2,274)
Basic earnings (loss) per share	$-	$(0.06)	$(0.05)	$(0.10)
Diluted earnings (loss) per share	$-	$(0.06)	$(0.05)	$(0.10)
Net loss excluding non-recurring items (1)	(11)	(628)	(1,010)	(1,506)
Basic and diluted loss per share excluding non-recurring items	$-	$(0.03)	$(0.05)	$(0.06)

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$14,587	$13,054	$10,529	$9,659
Income (loss) from operations	475	(9)	(806)	(2,126)
Net income (loss) attributable to common stock	261	(9)	(962)	(2,292)
Basic earnings (loss) per share	$0.02	$(0.00)	$(0.06)	$(0.13)
Diluted earnings (loss) per share	$0.01	$(0.00)	$(0.06)	$(0.13)
Net income (loss) excluding non-recurring items (2)	284	(334)	(962)	(1,049)
Diluted earnings (loss) per share excluding non-recurring items	$0.01	$(0.02)	$(0.06)	$(0.06)

(1)	One-time non-recurring (income) charges were ($46,000), $524,000 and $768,000 in the first, second and fourth quarters, respectively.
(2)	One-time non-recurring charges (income) were $23,000, ($325,000) and $1,242,000 in the first, second and fourth quarters, respectively.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20. SUBSEQUENT EVENTS

On January 16, 2008, we entered into a line of credit loan facility with Colonial Bank, N.A., for which we have borrowed $140,000 of the $350,000 available credit line. The loan carries a variable interest rate of 1% above the prime bank rate. The initial rate was 8.25%. The line of credit facility matures on September 19, 2008 and is secured by the $1,050,000 letter of credit with Food and Entertainment Co. The credit facility has been and will be used for working capital purposes.

On February 29, 2008, Leslie Christon, our former President and Chief Executive Officer, left our company to pursue other opportunities. She also resigned her membership from our Board of Directors. Warren Nelson was named interim President. We presently have an offer of employment outstanding with a candidate for the position of Chief Executive Officer. There is no certainty that such an offer will be accepted by the candidate, under the terms extended, or at all. Additionally, Christopher Ward resigned from his position as Vice President of Purchasing in February 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

We maintain "disclosure controls and procedures," as such term is defined under Securities Exchange Act Rule 13a-15(e) and Rule 15d-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures. As required by SEC Rule 13a-15(b), we have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon our evaluation and subject to the foregoing, the President and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to Shells is made known to the President and Chief Financial Officer by others within our company during the period in which this report was being prepared.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and Rules 15d-15(f) of the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The information required by this Item concerning our executive officers, is set forth under the heading “Our Executive Officers” in Part I of this Annual Report on Form 10-K.

The information required by this Item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2007.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1) and (2) See "Index to Financial Statements" at Item 8 of this Annual Report on Form 10-K.

(3)
Exhibits - Exhibits Nos. 10.1, 10.2, 10.4, 10.5, 10.15, 10.17, 10.22, 10.23, 10.24, 10.30, 10.31, 10.34, 10.35, 10.36, 10.37, 10.38 and 10.52 are management contracts, compensatory plans or arrangements.

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

10.21	Distribution Agreement, dated October 20, 2005, between Shells Seafood Restaurants, Inc. and Performance Food Group, LLC. (3)
10.22	Amendment to the Non-Employee Director Stock Option Plan, as approved October 23, 2001. (2)
10.23	Amendment to the 1995 Employee Stock Option Plan, as approved October 23, 2001. (2)
10.24	Amended and Restated Employment Agreement, dated July 1, 2007, between Leslie J. Christon and Shells Seafood Restaurants, Inc. (17)
10.25	Form of Stock Purchase Warrant, dated December 7, 2004, in the aggregate of 1,971,250 warrants to purchase shares of common stock. (5)
10.26	Form of Securities Purchase Agreement dated May 24, 2005, by and among Shells Seafood Restaurants, Inc. and the investor parties thereto. (6)
10.27	Form of Stock Purchase Warrant, issued in connection with May 24, 2005 financing. (6)
10.28	Form of Placement Agent Warrant issued to JMP Securities LLC. (6)
10.29	Amendment No. 1 to Loan and Security Agreement, dated as of May 23, 2005. (6)
10.30	Form of Stock Option Agreement for Non-Employee Directors Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan. (7)
10.31	Form of Stock Option Agreement for Employees Pursuant to the Shells Seafood Restaurants, Inc. 2002 Equity Incentive Plan. (7)
10.32	Agreement, dated August 5, 2005, by and between Shells Seafood Restaurants, Inc. and Deborah Christen Corporation regarding the Carrollwood trade area. (9)
10.33	Amendment No. 1, dated December 20, 2006, by and between Shells Seafood Restaurants, Inc. and Deborah Christen Corporation. (14)
10.34	Stock Option Agreement, dated November 14, 2005, by and between Shells Seafood Restaurants, Inc. and Leslie J. Christon. (10)
10.35	Amendment to the 2002 Equity Incentive Plan, dated November 14, 2005. (10)
10.36	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Warrant Nelson. (11)
10.37	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Guy Kathman. (11)

Number	Description
10.38	Agreement, dated March 13, 2006, by and between Shells Seafood Restaurants and Chris Ward. (11)
10.39	Purchase and Sale Agreement, dated April 17, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the Ocala, Florida location. (12)
10.40	Land and Building Lease, dated April 17, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the Ocala, Florida location. (12)
10.41	Purchase and Sale Agreement, dated October 27, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the New Smyrna Beach, Florida location. (13)
10.42	Land and Building Lease, dated October 27, 2006, between the Shells Seafood Restaurants and FRI Fish, LLC for the New Smyrna Beach, Florida location. (13)
10.43	Amendment No.2 to the Loan and Security Agreement, dated March 30, 2007. (15)
10.44	Lease Termination Agreement between the Company and Timothy D Cross, effective as of June 8, 2007. (16)
10.45	Shells Seafood Restaurants, Inc. Restaurant System Purchase Agreement, dated December 10, 2007. (18)
10.46	First Amendment to Shells Seafood Restaurants, Inc. Restaurant System Purchase Agreement, dated December 10, 2007. (18)
10.47	Second Amendment to Shells Seafood Restaurants, Inc. Restaurant System Purchase Agreement, dated December 10, 2007. (18)
10.48	Shells Seafood Restaurants, Inc. Technical Consulting and Support Services Agreement, dated December 10, 2007. (18)
10.49	First Amendment to Shells Seafood Restaurants, Inc. Technical Consulting and Support Services Agreement, dated December 10, 2007. (18)
10.50	Second Amendment to Shells Seafood Restaurants, Inc. Technical Consulting and Support Services Agreement, dated December 10, 2007. (18)
10.51	Line of Credit Agreement with Colonial Bank, dated January 16, 2008. (19)
10.52	Separation Agreement, dated March 10, 2008, between the Company and Leslie Christon. (20)
14	Code of Business Conduct and Ethics. (2)
21.1	Subsidiaries of the Registrant. (8)
_______________
(1)	Included as an exhibit to our Registration Statement on Form S-1 and incorporated herein by reference (File No. 333-1600).
(2)	Included as an exhibit to our Annual Report on Form 10-K or 10-K/A for the fiscal year ended December 28, 2003 and incorporated herein by reference.
(3)	Included as an exhibit to our Annual Report on Form 10-K or 10-K/A for the fiscal year ended January 1, 2006 and incorporated herein by reference.
(4)	Included as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.
(5)	Included as an exhibit to our Current Report on Form 8-K dated December 9, 2004 and incorporated herein by reference.
(6)	Included as an exhibit to our Current Report on Form 8-K dated May 23, 2005 and incorporated herein by reference.
(7)	Included as an exhibit to our Current Report on Form 8-K dated May 28, 2005 and incorporated herein by reference.
(8)	Included as an exhibit to our Registration Statement on Form S-1 dated July 8, 2005 and incorporated herein by reference.

(9)	Included as an exhibit to our Current Report on Form 8-K dated August 9, 2005 and incorporated herein by reference.
(10)	Included as an exhibit to our Current Report on Form 8-K dated November 14, 2005 and incorporated herein by reference.
(11)	Included as an exhibit to our Current Report on Form 8-K dated March 13, 2006 and incorporated herein by reference.
(12)	Included as an exhibit to our Current Report on Form 8-K dated April 21, 2006 and incorporated herein by reference.
(13)	Included as an exhibit to our Current Report on Form 8-K dated November 2, 2006 and incorporated herein by reference.
(14)	Included as an exhibit to our Current Report on Form 8-K dated December 21, 2006 and incorporated herein by reference.
(15)	Included as an exhibit to our Current Report on Form 8-K dated April 2, 2007 and incorporated herein by reference.
(16)	Included as an exhibit to our Current Report on Form 8-K dated June 14, 2007 and incorporated herein by reference.
(17)	Included as an exhibit to our Current Report on Form 8-K dated August 10, 2007 and incorporated herein by reference.
(18)	Included as an exhibit to our Current Report on Form 8-K dated December 10, 2007 and incorporated herein by reference.
(19)	Included as an exhibit to our Current Report on Form 8-K dated January 16, 2008 and incorporated herein by reference.
(20)	Included as an exhibit to our Current Report on Form 8-K dated March 11, 2008 and incorporated herein by reference.

(b)	Exhibits (currently being filed or not previously filed)

31.1	Certification of President and Chief Financial Officer under Rule 13a-14(a)

32	Certification of President and Chief Financial Officer under Section 906

(c)	Financial statement schedules (pursuant to Regulation S-X 14a-3(b))

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

Date: March 28, 2008	SHELLS SEAFOOD RESTAURANTS, INC.

	By:	/s/ Warren R. Nelson
Warren R. Nelson President, Chief Financial Officer, Treasurer and Secretary (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warren R. Nelson
Warren R. Nelson	President, Chief Financial Officer, Treasurer and Secretary (Principal Executive and Financial Officer)	March 28, 2008
/s/ Philip R. Chapman
Philip R. Chapman	Chairman of the Board	March 28, 2008

/s/ Michael R. Golding
Michael R. Golding	Director	March 28, 2008

/s/ Gary L. Herman
Gary L. Herman	Director	March 28, 2008

/s/ Christopher D. Illick
Christopher D. Illick	Director	March 28, 2008

/s/ Jay A. Wolf
Jay A. Wolf	Director	March 28, 2008