Form 10-Q
period 2008-03-30
SHELLS SEAFOOD RESTAURANTS INC
filed 2008-05-14
CIK 935066

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐ Accelerated Filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at May 5, 2008
Common stock, $0.01 par value	23,537,948

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Index

		Page Number

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets		4

Consolidated Statements of Operations (Unaudited)		5

Consolidated Statement of Stockholders’ Equity (Unaudited)		6

Consolidated Statements of Cash Flow (Unaudited)		7-8

Notes to Consolidated Financial Statements - (Unaudited)		9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18-19

Part II.	Other Information	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 30, 2008	December 30, 2007
ASSETS
Cash	$774,487	$457,754
Inventories	448,647	446,521
Other current assets	1,557,984	1,456,965
Receivables from related parties	35,642	48,780
Total current assets	2,816,760	2,410,020
Property and equipment, net	5,753,313	6,073,218
Goodwill	2,474,407	2,474,407
Other assets	478,729	509,164
Prepaid rent	11,354	12,009
TOTAL ASSETS	$11,534,563	$11,478,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,869,025	$3,145,797
Accrued expenses	2,216,115	1,786,675
Sales tax payable	302,958	164,188
Current portion of unearned revenue	174,996	174,996
Notes and deferred interest payable to related parties	1,651,661	1,626,504
Current portion of long-term debt	778,604	223,340
Total current liabilities	6,993,359	7,121,500
Long-term debt, less current portion	615,842	658,289
Unearned revenue, less current portion	1,516,671	1,560,421
Deferred rent	1,343,496	1,238,121
Total liabilities	10,469,368	10,578,331

Minority partner interest	549,011	539,020

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; Series A - 22,694 shares issued and outstanding	227	227
Series B - 87,552 shares issued and outstanding	876	876
Common stock, $0.01 par value; authorized 58,000,000 shares; 23,537,948 shares issued and outstanding	235,379	235,379
Additional paid-in-capital	25,661,282	25,626,153
Accumulated deficit	(25,381,580)	(25,501,168)
Total stockholders’ equity	516,184	361,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,534,563	$11,478,818

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Quarter Ended
	March 30, 2008	April 1, 2007

REVENUES	$10,697,065	$13,434,904

COST AND EXPENSES:
Food and beverage	3,220,085	4,355,512
Labor	3,136,701	3,890,188
Other restaurant operating expenses	2,753,501	3,521,298
Depreciation and amortization	364,851	506,334
Total restaurant operating costs	9,475,138	12,273,332
RESTAURANT OPERATING INCOME	1,221,927	1,161,572

General and administrative expenses	946,222	1,024,873
INCOME FROM OPERATIONS	275,705	136,699

OTHER (EXPENSE) INCOME:
Interest expense, net	(76,182)	(65,927)
Other (expense) income, net	(5,944)	39,230
Total other expense	(82,126)	(26,697)

INCOME BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	193,579	110,002

ELIMINATION OF MINORITY PARTNER INTEREST	(73,991)	(75,076)

NET INCOME	$119,588	$34,926

NET INCOME PER SHARE OF COMMON STOCK:
Basic	$0.01	$0.00
Diluted	$0.00	$0.00

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	23,537,948	17,843,426
Diluted	25,403,164	25,475,353

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at December 30, 2007	22,694	$227	87,552	$876	23,537,948	$235,379	$25,626,153	$(25,501,168)	$361,467

Net income	-	-	-	-	-	-	-	119,588	119,588

Stock option expense under SFAS 123R	-	-	-	-	-	-	35,129	-	35,129

Balance at April 1, 2007	22,694	$227	87,552	$876	23,537,948	$235,379	$25,661,282	$(25,381,580)	$516,184

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter Ended
	March 30, 2008	April 1, 2007
OPERATING ACTIVITIES:
Net income	$119,588	$34,926
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	364,851	506,334
Stock compensation expense	-	720
Stock option expense	35,129	78,498
Minority partner net income allocation	73,991	75,076
Loss (gain) on disposal of assets	4,296	(2,775)
Changes in current assets and liabilities	(795,690)	(698,905)
Changes in assets and liabilities:
Decrease in prepaid rent	655	655
Decrease in other assets	1,081	1,304
Increase in deferred interest payable to related parties	25,157	24,362
Decrease in unearned revenue	(43,750)	-
Increase in deferred rent	105,375	35,553
Total adjustments	(228,905)	20,822
Net cash (used in) provided by operating activities	(109,317)	55,748

INVESTING ACTIVITIES:
Proceeds from sale of equipment	21,000	21,967
Purchase of property and equipment	(43,767)	(136,734)
Net cash used in investing activities	(22,767)	(114,767)

FINANCING ACTIVITIES:
Proceeds from debt financing	727,257	614,561
Repayment of debt	(214,440)	(202,444)
Distributions to minority partner	(64,000)	(39,776)
Net cash provided by financing activities	448,817	372,341

Net increase in cash	316,733	313,322

CASH AT BEGINNING OF PERIOD	457,754	734,122

CASH AT END OF PERIOD	$774,487	$1,047,444

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(continued)

	Quarter Ended
	March 30, 2008	April 1, 2007
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$(2,126)	$(11,706)
Receivables from related parties	13,138	(51,982)
Other current assets	(101,019)	(454,796)
Accounts payable	(1,276,772)	(547,866)
Accrued expenses	432,319	199,698
Sales tax payable	138,770	167,747
Change in current assets and liabilities	$(795,690)	$(698,905)

Supplemental disclosure of cash flow information:
Cash paid for interest	$51,025	$44,656

Non-cash operating and financing activities:
•	Accruals for bonuses of $2,879 and $4,288 offset reductions in depreciation expense in the first quarter of 2008 and 2007, respectively.
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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company”, “we”, “us”, or “our”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K, for the fiscal year ended December 30, 2007 filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

	Quarter Ended
	March 30, 2008	April 1, 2007
Net income applicable to common stock	$119,588	$34,926

Weighted common shares outstanding	23,537,948	17,843,426
Basic net income per share of common stock	$0.01	$0.00
Effect of dilutive securities:
Preferred Stock	1,864,510	7,342,072
Warrants	-	154,708
Stock options	706	135,147
Diluted weighted common shares outstanding	25,403,164	25,475,353
Diluted net income per share of common stock	$0.00	$0.00

The net income per share calculations for the quarters ended March 30, 2008 and April 1, 2007 excluded warrants and options to purchase an aggregate of 9,970,000 and 12,380,000 shares of common stock, respectively, as the exercise prices of the warrants and options were greater than the average market price of the common shares.

NOTE 3.  STOCK COMPENSATION PLANS

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, our former President and Chief Executive Officer, concurrent with her then amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85 per share, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005 and as to 274,842 shares on September 30, 2007. The remaining options to purchase 274,842 shares expired upon the termination of Mrs. Christon’s employment on February 29, 2008. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from the stock compensation plans at an exercise price of $0.85 per share, which vested as to 79,003 shares in July 2007. The remaining options to purchase 79,004 shares expired upon the termination of Mrs. Christon’s employment. All vested options will expire on May 29, 2008 unless previously exercised.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 30, 2008, we had one stock-based employee compensation plan, as our two other employee stock option plans, and our stock option plan for Non-Employee Directors had previously expired.

Stock option grants were valued based upon the Black Scholes option-pricing model for calculation of a grant date fair-value. The assumptions used were as follows:

Assumptions used in computing	Quarter Ended
fair value of option grants:	March 30, 2008	December 30, 2007	September 30, 2007	July 1, 2007
Volatility	132.7%	218.7%	101.7%	55.4%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	2.17%	3.50%	4.41%	4.76%
Dividend yield	0	0	0	0

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We do not have any assets or liabilities measured at fair value on a recurring basis at March 30, 2008. We did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 30, 2008.

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal quarter after November 15, 2007. The adoption of this Statement did not have a material effect on our Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 until the fiscal year beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on our Consolidated Financial Statements. The remaining requirements of SFAS 157 are not expected to have a material effect on the our financial statements.

 NOTE 6.   INCOME TAXES

There were no provisions for income taxes for the 13 weeks ended March 30, 2008 and April 1, 2007, due to current operating losses and the anticipated utilization of net operating loss and general business credit carryforwards.

As of December 30, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $12,317,000 which expire between 2008 and 2027. We also had approximately $3,969,000 of general business credits to carry forward, which expire by 2022. We had an ownership change in 2002 and 2005 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of any then prior net operating loss and credit carryforwards that may be used against taxable income. This limitation is approximately $75,000 per year for net operating losses incurred prior to the 2002 ownership change, and $665,000 per year for net operating losses incurred prior to the 2005 ownership change. Any portion of the annual limitation amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation. Approximately $6,050,000 of our net operating loss carryforwards and approximately $3,082,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $4,600,000 in net operating loss carryforwards and approximately $2,700,000 in credits will expire without benefit to us. Net operating loss and general business credit carryforwards are reduced to estimated amounts expected to be realized by the use of a valuation allowance. As of March 30, 2008, net operating loss and general business credit carryforwards have been fully valued.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.   SUBSEQUENT EVENTS

On April 1, 2008 we entered into an Employment Agreement (the “Employment Agreement”) with Marc Bernstein. Pursuant to the terms of the Employment Agreement, Mr. Bernstein became our Chief Executive Officer on April 14, 2008. Mr. Bernstein is receiving an annual salary of $338,000 with a guaranteed bonus in the first year of employment of $40,000. Mr. Bernstein has also been awarded an option to purchase 3,530,692 shares of our common stock at an exercise price equal to $.15 per share, the closing price per share on April 1, 2008, which shall vest in 36 equal monthly increments beginning on April 30, 2008. The option will terminate if and to the extent it is not approved by our stockholders at our annual stockholders meeting to be held on June 4, 2008. Mr. Bernstein is also receiving a housing and automobile allowance of $3,000 per month and is to be reimbursed for relocation expenses not to exceed $10,000.

On April 1, 2008, Warren R. Nelson was appointed President of our company, as he had been previously named our interim-President. Mr. Nelson also serves as our Chief Financial Officer.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In the first quarter of 2008, we continued to experience a significantly challenging operating environment across our Florida markets. Our revenues for the first quarter declined 20.4% in comparison to the prior year, mostly due to a decline in comparable restaurant sales of 15.6%. We believe this unfavorable trend stems from the effect of a struggling state economy, which continues to greatly influence consumer behavior relative to their general spending patterns and more particularly, their dining out decisions. The downward trend in sales is continuing generally to affect restaurant operators competing in the casual dining segment within the State of Florida.

In addition to the effect of the slow down in sales, operating costs continue to be under pressure, particularly in the food products that we serve. Driven by rising energy costs, food commodity costs are increasing, and as such are affecting in various degrees, the costs of most products that we serve. As an ongoing cost of doing business in Florida, we also are challenged by the annual increase in the Florida minimum wage and a continuing trend of increasing energy costs. We continue to aggressively focus on minimizing our resulting loss in operating leverage through tightened control of operating and overhead costs. We have modified our menu to better offset these rising costs, while increasing emphasis on those menu items that provide greater value to our guests. Our efforts in repositioning the menu and managing operating and overhead costs have resulted in an improvement in net income over the same period in 2007.

Of significant importance, our challenge continues to be to build guest traffic. We believe that our guests are seeking a greater emphasis on value in their dining experiences. Under the leadership of Marc Bernstein, our newly appointed CEO, we are committed to making value a centerpiece of the Shells dining experience by offering our guests compelling menu offerings at favorable price points. Our management is committed to overcoming this difficult operating environment, and to re-position the Shells brand for future long-term success.

The following table sets forth, for the periods indicated the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales. (The amounts are presented in thousands)

	Quarter Ended
	March 30, 2008		April 1, 2007
	Amount	Percent	Amount	Percent

Revenues:
Restaurant sales	$10,622	99.3%	$13,396	99.7%
Management fees	31	0.3%	39	0.3%
International fees	44	0.4%	-	0.0%
Total revenues	10,697	100.0%	13,435	100.0%

Restaurant operating costs:
Food and beverage (1)	3,220	30.3%	4,356	32.5%
Labor (1)	3,137	29.5%	3,890	29.0%
Other (1)	2,753	25.9%	3,521	26.3%
Depreciation and amortization (1)	365	3.4%	506	3.8%
Restaurant operating costs (1)	9,475	89.2%	12,273	91.6%
Restaurant operating income (1)	1,222	11.5%	1,162	8.7%

General and administrative expenses	946	8.8%	1,025	7.6%
Income from operations	276	2.6%	137	1.0%

Interest expense, net	(76)	-0.7%	(66)	-0.5%
Other expense	(6)	0.0%	39	0.4%

Income before elimination of minority interest	194	1.8%	110	0.8%
Elimination of minority partner interest	(74)	-0.7%	(75)	-0.6%
Net income	$120	1.1%	$35	0.3%

(1) as a percentage of restaurant sales

The following table sets forth, for the periods indicated, non-recurring items, which are more fully discussed in the consolidated results of operations. (The amounts are presented in thousands, except earnings per share)

	Quarter Ended
NON-RECURRING ITEMS:	March 30, 2008	April 1, 2007

Net income, as reported	$120	$35

Non-recurring (expense) income:
Severance pay	(143)	-
Lease renewal costs	-	(39)
Proceeds from legal settlement	-	85
Total non-recurring (expense) income	(143)	46

Net income (loss), excluding non-recurring items	263	(11)

Net income (loss) per share:
Diluted, as reported	$0.00	$0.00
Diluted, excluding non-recurring items	$0.01	$(0.00)

RESULTS OF OPERATIONS

13 weeks ended March 30, 2008 and April 1, 2007 - First Quarter

Revenues. Revenues for the first quarter of 2008 decreased 20.4% to $10,697,000 from $13,435,000 in the first quarter of 2007, mostly due to a 15.6% decrease in same store sales, and to a lesser extent, the second and fourth quarter 2007 dispositions of two under-performing restaurants. As of the end of the first quarter of 2008, we had 23 restaurants in operation, compared to 25 restaurants at the end of the first quarter of 2007. Comparisons of same store sales include only stores, which were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales were 30.3% for the first quarter of 2008 as compared to 32.5% in the first quarter of 2007. This 2.2% decrease as a percentage of restaurant sales was mostly due to the menu repositioning implemented at the beginning of the first quarter of 2008.

Labor costs. Labor costs as a percentage of restaurant sales increased to 29.5% during the first quarter of 2008 as compared to 29.0% for the first quarter of 2007. This 0.5% percentage increase primarily was due to the decrease of operating leverage as reflected by the reduction in sales volume and the impact of the annual increase in the Florida minimum wage.

Other restaurant operating expenses. Other restaurant operating expenses, consisting primarily of marketing, utilities, occupancy, and other operating expenses, decreased to 25.9% of restaurant sales for the first quarter of 2008 from 26.3% for the first quarter of 2007. This 0.4% percentage decrease was mostly due to the decrease in marketing expense of 2.6% of restaurant sales partially offset by a decrease in operating leverage as reflected by the reduction of sales volume.

Depreciation and amortization. Depreciation and amortization expense decreased to $365,000, or 3.4% of restaurant sales, for the first quarter of 2008 from $506,000, or 3.8% of restaurant sales, in the first quarter of 2007. The $141,000 decrease was mostly due to the impairment of assets in the fourth quarter of 2007 and the second quarter of 2007, as well as the disposition of two restaurant properties in the second and fourth quarters of 2007.

General and administrative expenses. General and administrative expenses of $946,000, or 8.8% of revenues, for the first quarter of 2008 decreased by $79,000 from $1,025,000, or 7.6% of revenues, for the first quarter of 2007. Exclusive of $143,000 in non-recurring severance expenses recognized in the first quarter of 2008, general and administrative expenses were $803,000, or 7.5% of revenues. The $222,000 reduction (excluding non-recurring expenses) from the comparable period last year was mostly due to a reduction in salaries, bonuses and related expenses of $104,000 and a reduction in stock option expense of $44,000.

Interest expense, net. Interest expense, net was $76,000 in the first quarter of 2008 compared to $66,000 in the first quarter of 2007. The $10,000 increase in interest expense, net was primarily related to the increase of debt associated with the refinancing of a property in the third quarter of 2007 and the line of credit obtained from Colonial Bank in the first quarter of 2008.

Other (expense) income, net. Other expense was $6,000 for the first quarter of 2008, compared to other income of $39,000 for the comparable period in 2007. Exclusive of $85,000 in non-recurring income related to proceeds from a legal settlement, partially offset by $39,000 in nonrecurring lease renewal cost, other expense for the first quarter of 2007 was $7,000.

Income from operations and net income. As a result of the factors discussed above, we had income from operations in the first quarter of 2008 of $276,000, which was an increase of $139,000 from the income from operations in the comparable period of 2007. Excluding the non-recurring item in the first quarter of 2008, income from operations of $419,000 was $282,000 greater than the comparable period of 2007. Net income in the first quarter of 2008 was $120,000, compared to net income in the first quarter of 2007 of $35,000. As adjusted for non-recurring items as summarized in the prior disclosed financial tables, net income in the first quarter of 2008 was $263,000, compared to a net loss in the first quarter of 2007 of $11,000.

LIQUIDITY AND CAPITAL RESOURCES

In March 2005, certain of our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for establishing the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of the financing in May 2005 described below, the maturity date was extended to May 23, 2007. In March 2007, the maturity date was further extended to May 23, 2008 for an extension fee equal to 7% of the outstanding line of credit, which was paid with 224,000 shares of our common stock, with a recognized transaction cost of $101,000. At the time of the extension, the amount available to be drawn under the revolving line of credit was reduced to the then current amount borrowed of $1,440,000. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements. It is our intent to further extend the maturity date of this credit line, although there can be no assurances that such extension will be available at terms that are acceptable to us, or at all.

In December 2007, we entered into an agreement to sell our marks and system in certain Middle Eastern countries to Food and Entertainment Co., LTD, an entity owned by the Alhokair Group, a company domiciled in the Kingdom of Saudi Arabia. We sold the development rights to Food and Entertainment to open 10 restaurants over a 10-year period, solely within a territory to initially consist of the Kingdom of Saudi Arabia, Egypt, Jordan, Qatar, Oman, Bahrain, United Arab Emirates, Kuwait, Pakistan, India and based on additional performance criteria, Tunisia and Morocco. The purchase price for such rights was $1,750,000. We received $700,000 upon the execution of the agreement, $350,000 in each of January 2008 and April 2008, and will receive the final payment of $350,000 in July 2008. The purchase price is supported by an irrevocable letter of credit in the amount of $1,050,000, which expires in October 2008.

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

On January 16, 2008, we entered into a line of credit loan facility with Colonial Bank, N.A., for which we have borrowed $140,000 of the $350,000 available credit line. The loan carries a variable interest rate of 1% above the bank’s prime rate. The initial rate was 8.25%. The line of credit facility matures on September 19, 2008 and is secured by the $1,050,000 letter of credit with Food and Entertainment Co. The credit facility has been and will be used for working capital purposes.

On March 30, 2008, our current liabilities of $6,993,000 exceeded our current assets of $2,817,000, resulting in a working capital deficiency of $4,176,000. In comparison, as of December 30, 2007, our working capital deficiency was $4,711,000. Our operating leverage marginally improved, primarily due to an increase in cash of $317,000 and a decrease in accounts payable of $1,277,000, partially offset by an increase in current maturities of long term debt of $555,000 and an increase in accrued expenses of $429,000. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The following table presents a summary of our cash flows for the fiscal quarters ended March 30, 2008 and April 1, 2007 (in thousands):

	Quarter Ended
	March 30, 2008	April 1, 2007
Net cash (used in) provided by operating activities	$(109)	$56
Net cash used in investing activities	(23)	(115)
Net cash provided by financing activities	449	372
Net increase in cash	$317	$313

Cash used in operating activities for the quarter ended March 30, 2008 was $109,000, compared to cash provided by operations of $56,000 for the comparable period in 2007. The net decrease of $165,000 primarily related to a decrease in accounts payable of $729,000, partially offset by an increase in other assets of $354,000 and an increase in accrued expenses of $233,000.

The cash used in investing activities was $23,000 for the quarter ended March 30, 2008, compared to $115,000 for the comparable period in 2007. The $92,000 decrease in cash used in investing activities resulted from a reduction in capital expenditures.

The cash provided by financing activities was $449,000 for the quarter ended March 30, 2008, compared to cash provided by financing activities of $372,000 for the comparable period in 2007. The net increase of $77,000 primarily related to a net increase in proceeds from the issuances of debt of $113,000, partially offset by a net increase in minority partner distributions of $24,000 and the repayment of debt of $12,000.

We have incurred significant losses from operations, an accumulated deficit, and secured promissory notes, which are scheduled to mature on May 23, 2008, that raise substantial doubt about our ability to continue as a going concern. Sufficient liquidity to satisfy the debt obligations under these promissory notes if the maturity dates are not further extended, coupled with meeting other debt obligations, is dependent primarily on the realization of cash flow from operations, additional scheduled payments to be received from the transaction with Food and Entertainment and potentially obtaining alternative financing sources. There can be no assurances that these initiatives will be successful. Our independent registered public accounting firm has included an explanatory paragraph in their report dated March 28, 2008 on our annual consolidated financial statements for the fiscal year ended December 30, 2007, stating that these statements have been prepared assuming that we will continue as a going concern and that our recurring losses from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $140,000 in outstanding debt with Colonial bank that is based on a variable rate. Borrowings under this loan agreement bears interest at the rate equal to 1% above the bank’s prime rate.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

SHELLS SEAFOOD RESTAURANTS, INC.
(Registrant)

/s/ Marc Bernstein
Chief Executive Officer
May 14, 2008

/s/ Warren R. Nelson
President and Chief Financial Officer
May 14, 2008