Form 10-Q
period 2008-06-29
SHELLS SEAFOOD RESTAURANTS INC
filed 2008-08-13
CIK 935066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐ Accelerated Filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 12, 2008
Common stock, $0.01 par value	24,313,333

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.

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

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
Index

		Page Number
Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets		4

Consolidated Statements of Operations (Unaudited)		5-6

Consolidated Statement of Stockholders’ Equity (Unaudited)		7

Consolidated Statements of Cash Flow (Unaudited)		8-9

Notes to Consolidated Financial Statements (Unaudited)		10-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	22

Part II.	Other Information	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 29, 2008	December 30, 2007
ASSETS
Cash	$641,535	$457,754
Inventories	455,495	446,521
Other current assets	971,916	1,456,965
Receivables from related parties	26,590	48,780
Total current assets	2,095,536	2,410,020
Property and equipment, net	5,550,311	6,073,218
Goodwill	2,474,407	2,474,407
Other assets	544,454	509,164
Prepaid rent	10,699	12,009
TOTAL ASSETS	$10,675,407	$11,478,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,804,924	$3,145,797
Accrued expenses	2,111,489	1,786,675
Sales tax payable	178,578	164,188
Current portion of unearned revenue	174,996	174,996
Notes and deferred interest payable to related parties	1,676,866	1,626,504
Current portion of long-term debt	805,852	223,340
Total current liabilities	6,752,705	7,121,500
Long-term debt, less current portion	590,018	658,289
Unearned revenue, less current portion	1,472,921	1,560,421
Deferred rent	1,339,542	1,238,121
Total liabilities	10,155,186	10,578,331

Minority partner interest	527,458	539,020

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
Series A - 22,694 shares issued and outstanding	227	227
Series B - 87,552 shares issued and outstanding	876	876
Common stock, $0.01 par value; authorized 58,000,000 shares;
24,313,333 and 23,537,948 shares issued and outstanding	243,133	235,379
Additional paid-in-capital	25,797,291	25,626,153
Accumulated deficit	(26,048,764)	(25,501,168)
Total stockholders’ equity	(7,237)	361,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,675,407	$11,478,818

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	13 Week Period Ended
	June 29, 2008	July 1, 2007

REVENUES	$8,950,704	$11,481,088

RESTAURANT OPERATING COSTS:
Food and beverage	2,882,262	3,723,531
Labor	3,013,333	3,543,021
Other	2,615,612	3,343,186
Depreciation and amortization	347,279	453,807
Provision for impairment of assets	-	609,508
Total restaurant operating costs	8,858,486	11,673,053
RESTAURANT OPERATING INCOME (LOSS)	92,218	(191,965)

General and administrative expenses	639,746	917,267
LOSS FROM OPERATIONS	(547,528)	(1,109,232)

OTHER (EXPENSE) INCOME:
Interest expense, net	(76,475)	(75,480)
Other (expense) income, net	(19,356)	74,665
Total other expense	(95,831)	(815)

LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	(643,359)	(1,110,047)

ELIMINATION OF MINORITY PARTNER INTEREST	(23,827)	(41,683)

NET LOSS APPLICABLE TO COMMON STOCK	$(667,186)	$(1,151,730)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.03)	$(0.06)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	23,887,297	20,051,503

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	26 Week Period Ended
	June 29, 2008	July 1, 2007

REVENUES	$19,647,769	$24,915,992

RESTAURANT OPERATING COSTS:
Food and beverage	6,102,347	8,079,043
Labor	6,150,034	7,433,209
Other	5,369,113	6,864,484
Depreciation and amortization	712,130	960,141
Provision for impairment of assets	-	609,508
Total restaurant operating costs	18,333,624	23,946,385
RESTAURANT OPERATING INCOME	1,314,145	969,607

General and administrative expenses	1,585,968	1,942,140
LOSS FROM OPERATIONS	(271,823)	(972,533)

OTHER (EXPENSE) INCOME:
Interest expense, net	(152,657)	(141,407)
Other (expense) income, net	(25,298)	113,894
Total other expense, net	(177,955)	(27,513)
LOSS BEFORE ELIMINATION OF MINORITY PARTNER INTEREST	(449,778)	(1,000,046)

ELIMINATION OF MINORITY PARTNER INTEREST	(97,818)	(116,759)

NET LOSS APPLICABLE TO COMMON STOCK	$(547,596)	$(1,116,805)

NET LOSS PER SHARE OF COMMON STOCK:
Basic and diluted	$(0.02)	$(0.06)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	23,712,623	18,947,464

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	PREFERRED STOCK						ADDITIONAL
	Series A		Series B		COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance at December 30, 2007	22,694	$227	87,552	$876	23,537,948	$235,379	$25,626,153	$(25,501,168)	$361,467

Net loss	-	-	-	-	-	-	-	(547,596)	(547,596)

Common stock issued for extension of line of credit	-	-	-	-	775,385	7,754	93,046	-	100,800

Stock option expense under SFAS 123R	-	-	-	-	-	-	78,092	-	78,092

Balance at June 29, 2008	22,694	$227	87,552	$876	24,313,333	$243,133	$25,797,291	$(26,048,764)	$(7,237)

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	26 Week Period Ended
	June 29, 2008	July 1, 2007
OPERATING ACTIVITIES:
Net loss	$(547,596)	$(1,116,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	712,130	960,141
Stock compensation expense	-	720
Stock option expense	78,092	156,997
Minority partner net income allocation	97,818	116,149
Loss (gain) on disposal of assets	8,255	(85,490)
Provision for impairment of assets	-	609,508
Changes in current assets and liabilities	(447,982)	(1,414,599)
Changes in assets and liabilities:
Decrease in prepaid rent	1,310	1,310
Decrease in other assets	7,677	2,474
Decrease in unearned revenue	(87,500)	-
Increase in deferred rent	101,421	76,965
Total adjustments	471,221	424,175
Net cash used in operating activities	(76,375)	(692,630)

INVESTING ACTIVITIES:
Proceeds from sale of assets	31,522	267,467
Purchase of property and equipment	(176,227)	(228,526)
Net cash (used in) provided by investing activities	(144,705)	38,941

FINANCING ACTIVITIES:
Proceeds from debt financing	959,434	1,160,752
Repayment of debt	(445,193)	(530,340)
Distributions to minority partner	(109,380)	(80,401)
Net cash provided by financing activities	404,861	550,011

Net increase (decrease) in cash	183,781	(103,678)

CASH AT BEGINNING OF PERIOD	457,754	734,122

CASH AT END OF PERIOD	$641,535	$630,444

See accompanying notes to consolidated financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(continued)

	26 Week Period Ended
	June 29, 2008	July 1, 2007
Cash (outflows) flows from changes in current assets and liabilities:
Inventories	$(8,974)	$30,221
Receivables from related parties	22,190	(69,688)
Other current assets	485,049	(668,991)
Accounts payable	(1,340,873)	(951,145)
Accrued expenses	329,874	179,025
Sales tax payable	14,390	17,025
Decrease in unearned revenue	50,362	48,954
Change in current assets and liabilities	$(447,982)	$(1,414,599)

Supplemental disclosure of cash flow information:
Cash paid for interest	$102,296	$119,905
Financing costs, line of credit	$100,800	$100,800

Non-cash operating and financing activities:
•	Accruals for bonuses of $5,060 and $8,575 offset reductions in depreciation expense in the first 26 weeks of 2008 and 2007, respectively.
•
Financing costs of $100,800 in each of the second quarter of 2008 and first quarter of 2007 for the issuance of 775,000 and 224,000 shares, respectively, of our common stock relating to the extension of the related party line of credit was applied to common stock and additional paid-in capital in the second quarter of 2008 and the first quarter of 2007.

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

The consolidated financial statements of Shells Seafood Restaurants, Inc. (the “Company,” “we,” “us,” or “our”) should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K, for the fiscal year ended December 30, 2007 filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

NOTE 2. LIQUIDITY

We have incurred significant losses from operations, an accumulated deficit, and secured promissory notes, which are scheduled to mature on May 23, 2009, that raise substantial doubt about our ability to continue as a going concern. Sufficient liquidity to satisfy working capital requirements and to meet the debt obligations of the promissory notes if the maturity dates are not further extended, coupled with meeting other debt obligations, is dependent primarily on the realization of cash flow from operations as well as potentially obtaining alternative financing sources. There can be no assurances that these initiatives will be successful. Our independent registered public accounting firm has included an explanatory paragraph in their report dated March 28, 2008 on our annual consolidated financial statements for the fiscal year ended December 30, 2007, stating that these statements have been prepared assuming that we will continue as a going concern and that our recurring losses from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.

NOTE 3. EARNINGS PER SHARE

The following table represents the computation of basic and diluted net loss per share of common stock as required by Financial Accounting Standards Board (“FASB”) Statement No. 128, “Earnings Per Share”:

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13 Week Period Ended	June 29, 2008	July 1, 2007

Net loss applicable to common stock	$(667,186)	$(1,151,730)

Weighted common shares outstanding	23,887,297	20,051,503
Basic net loss per share of common stock	$(0.03)	$(0.06)
Effect of dilutive securities:
Preferred stock	-	-
Warrants	-	-
Stock options	-	-
Diluted weighted common shares outstanding	23,887,297	20,051,503
Diluted net loss per share of common stock	$(0.03)	$(0.06)

26 Week Period Ended	June 29, 2008	July 1, 2007

Net loss applicable to common stock	$(547,596)	$(1,116,805)

Weighted common shares outstanding	23,712,623	18,947,464
Basic net loss per share of common stock	$(0.02)	$(0.06)
Effect of dilutive securities:
Preferred stock	-	-
Warrants	-	-
Stock options	-	-
Diluted weighted common shares outstanding	23,712,623	18,947,464
Diluted net loss per share of common stock	$(0.02)	$(0.06)

NOTE 4. STOCK COMPENSATION PLANS

During April 2008, we entered into a Stock Option Agreement with Marc Bernstein, our Chief Executive Officer, concurrent with his employment agreement. This Stock Option Agreement was approved by our stockholders at our annual meeting on June 4, 2008. The Stock Option Agreement granted options to purchase 3,530,692 shares of common stock at an exercise price of $0.15 per share, the market value of our common stock on the date of the grant. The options vest monthly in 36 equal increments beginning on April 30, 2008. Total compensation expense related to these options of $148,000 was determined under the Black Scholes model. This expense will be recognized as these options vest.

During November 2005, we entered into a Stock Option Agreement with Leslie J. Christon, our former President and Chief Executive Officer, concurrent with her then amended and restated employment agreement. The Stock Option Agreement granted options to purchase 903,528 shares of common stock at an exercise price of $0.85 per share, the market value of our common stock on the date of the grant. The options vested as to 353,844 shares on December 31, 2005 and as to 274,842 shares on September 30, 2007. The remaining options to purchase 274,842 shares expired upon the termination of Mrs. Christon’s employment on February 29, 2008. Additionally, Mrs. Christon was awarded a stock option to purchase 158,007 shares of common stock from our stock compensation plans at an exercise price of $0.85 per share, which vested as to 79,003 shares in July 2007. The remaining options to purchase 79,004 shares expired upon the termination of Mrs. Christon’s employment. All vested options expired on May 29, 2008.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At June 29, 2008, we had one stock-based employee compensation plan, as our two other employee stock option plans and our stock option plan for Non-Employee Directors had previously expired.

Stock option grants were valued based upon the Black Scholes option-pricing model for calculation of a grant date fair-value. The assumptions used were as follows:

Assumptions used in computing	Quarter Ended
fair value of option grants:	June 29, 2008	March 30, 2008	December 30, 2007	September 30, 2007
Volatility	47.3%	132.7%	218.7%	101.7%
Weighted-average estimated life	3.5 years	3.5 years	3.5 years	3.5 years
Weighted-average risk-free interest rate	2.67%	2.17%	3.50%	4.41%
Dividend yield	0	0	0	0

NOTE 5 IMPAIRMENT OF PROPERTY AND EQUIPMENT

We review the carrying value of our long-term assets for impairment on an annual basis or earlier if circumstances indicate an impairment may have occurred in accordance with SFAS No. 144. Due to the significant decline in same store sales and the loss from operations during the six months ended June 29, 2008, we completed an impairment analysis as of June 29, 2008. As a result of this analysis, no impairment charges were recognized during the second quarter. Significant to the assumptions used in the analysis are new policies and procedures implemented by the Company’s new CEO upon his arrival during the quarter. These policies and procedures include a new menu, new service standards, and a new cost structure. Management believes these policies and procedures will lead to increased guest traffic and positive cash flows that support the carrying value of the Company’s property and equipment. There can be no assurance that these new policies and procedures will be effective and, as such, impairment charges may be recognized in the future.

NOTE 6 NOTES AND DEFERRED INTEREST DUE TO RELATED PARTIES

We have a $1,440,000 outstanding line of credit with certain investors. The line of credit matured in May 2008. We entered into an agreement in the second quarter to extend the revolving line of credit to May 23, 2009. Under the terms of the agreement, we paid an extension fee equal to 7% of the outstanding revolving line of credit or $100,800. The fee was paid with 775,385 shares of Company stock based on the quoted market price of the Company’s shares on May 20, 2008.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We do not have any assets or liabilities measured at fair value on a recurring basis at June 29, 2008. We did not have any fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the 26 weeks ended June 29, 2008.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity‘s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope of accounting. SFAS No. 161 requires increased qualitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of SFAS no. 161 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 until the fiscal year beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on our Consolidated Financial Statements. The remaining requirements of SFAS 157 are not expected to have a material effect on our financial statements.

SHELLS SEAFOOD RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  INCOME TAXES

There were no provisions for income taxes for the 13 and 26 weeks ended June 29, 2008 and July 1, 2007, due to current operating losses and the anticipated utilization of net operating loss and general business credit carryforwards.

As of December 30, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $12,317,000, which expire between 2008 and 2027. We also had approximately $3,969,000 of general business credits to carry forward, which expire by 2022. We had an ownership change in 2002 and 2005 as defined by Internal Revenue Code Section 382, which limits a portion of the amount of any then prior net operating loss and credit carryforwards that may be used against taxable income. This limitation is approximately $75,000 per year for net operating losses incurred prior to the 2002 ownership change, and $665,000 per year for net operating losses incurred prior to the 2005 ownership change. Any portion of the annual limitation amount not utilized in any year will carry forward to the following year subject to a 15 to 20 year limitation. Approximately $6,050,000 of our net operating loss carryforwards and approximately $3,082,000 of credits are subject to the annual limitation. Assuming maximum utilization in future years, we expect that approximately $4,600,000 in net operating loss carryforwards and approximately $2,700,000 in credits will expire without benefit to us. Net operating loss and general business credit carryforwards are reduced to estimated amounts expected to be realized by the use of a valuation allowance. As of June 29, 2008, net operating loss and general business credit carryforwards have been fully valued.

NOTE 10.  SUBSEQUENT EVENTS

On June 26, 2008, we entered into a Limited Liability Limited Partnership Agreement (the “Partnership Agreement”) that became effective as of July 28, 2008 (the “Effective Date”), by and among Rock Beach Holdings, LLC (the “General Partner”), as general partner, and each of the Company, Philip R. Chapman and Barry Bernstein (collectively, the “Limited Partners”), as limited partners. The Partnership Agreement relates to the formation and operation of Rock Beach Grill of Pembroke Pines, LLLP, a Florida limited liability limited partnership (the “Partnership”). The General Partner is a subsidiary of the Company and holds a 1.0% general partnership interest. Mr. Chapman is our Chairman of the Board and holds more than 10.0% of the our outstanding common stock. Mr. Bernstein is the father of Marc Bernstein, our Chief Executive Officer. The Company, Mr. Chapman, and Mr. Bernstein hold 69.0%, 15.0%, and 15.0% limited partnership interests, respectively.

The Partnership was formed for the purpose of owning a restaurant located in Pembroke Pines, Florida and operated as a “Rock Beach Grill,” a new restaurant concept we developed. The restaurant had been previously operated by us as a “Shells” seafood restaurant. In exchange for its limited partnership interest, we contributed the net assets and leasehold interests of the restaurants, and Messrs. Chapman and Bernstein each contributed $87,500 for their limited partnership interests.

The Company will control and operate the Rock Beach Grill restaurant pursuant to a Management and License Agreement commencing as of the Effective Date (the “Management Agreement”) for a fee of 6.0% of the restaurant’s net sales. The Partnership will be a consolidated entity of the Company with a minority interest.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Revenues for Shells continued to significantly decline in the second quarter of 2008, as the operating environment across our Florida markets has seen further erosion due to the deteriorating general economic climate. Driven by declining guest traffic, our revenues for the second quarter were 22.0% below the comparable period last year. Our comparable restaurant sales declined 18.1%. Consumer behavior, particularly relative to dining out decisions, continues to be influenced by the worsening of the state economy, which is fueled by rising gas prices and its effect on cost of living, and weakness in the housing market.

In addition to the effect of significantly declining sales, many areas of operating costs have increased. As a derivative of rising energy costs, food commodity costs have risen sharply, which affects in various degrees the costs of most products we serve. As an ongoing cost of doing business in Florida, we remain challenged by the annual increase in the Florida minimum wage and a continuing trend of increasing energy costs. We continue to aggressively focus on minimizing our resulting loss in operating leverage through tightened control over our operating and overhead costs.

Our most critical challenge continues to be reversing the negative trend in guest traffic and rebuilding consumer acceptance of the Shells brand. We introduced our new menu in early July, which not only broadened our menu offerings, but also delivered a much more compelling price proposition to our guests. We re-deployed and added restaurant labor costs in the form of incentives to better promote the new menu and accelerate guest awareness of its value offerings. We also converted a Shells restaurant in Pembroke Pines, Florida, which re-opened on August 1, 2008, as our newly branded concept, Rock Beach Grill. This new brand also conveys value through very favorable price points, while delivering a more vibrant, upbeat dining environment.

We are committed to continually seeking new avenues to win over guests by offering great food at significant value. We believe the appropriate strategy for overcoming the increasingly difficult operating environment is by delivering compelling dining experiences to our guests in both food and service, which will ultimately better position our company for the turn around toward future long-term success.

The following table sets forth, for the periods indicated the percentages that the items in our Consolidated Statements of Operations represent of total revenues or, where indicated, restaurant sales. (The amounts are presented in thousands)

	13 Week Period Ended				26 Week Period Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Revenues:
Restaurant sales	$8,882	99.2%	$11,428	99.5%	$19,504	99.3%	$24,824	99.6%
Management fees	25	0.3%	53	0.5%	56	0.3%	92	0.4%
International fees	44	0.5%	-	0.0%	87	0.4%	-	0.0%
Total revenues	8,951	100.0%	11,481	100.0%	19,647	100.0%	24,916	100.0%

Restaurant operating costs:
Food and beverage (1)	2,882	32.4%	3,724	32.6%	6,102	31.3%	8,079	32.5%
Labor (1)	3,013	33.9%	3,543	31.0%	6,150	31.5%	7,434	29.9%
Other (1)	2,616	29.5%	3,343	29.3%	5,369	27.5%	6,864	27.7%
Depreciation and amortization (1)	347	3.9%	454	4.0%	712	3.7%	960	3.9%
Provision for impairment of assets (1)	-	0.0%	610	5.3%	-	0.0%	610	2.5%
Restaurant operating costs (1)	8,858	99.7%	11,674	102.2%	18,333	94.0%	23,947	96.5%
Restaurant operating income (loss) (1)	93	1.0%	(193)	-1.7%	1,314	6.7%	969	3.9%

General and administrative expenses	641	7.2%	917	8.0%	1,586	8.1%	1,942	7.8%
Loss from operations	(548)	-6.1%	(1,110)	-9.7%	(272)	-1.4%	(973)	-3.9%

Interest expense, net	(76)	-0.8%	(75)	-0.7%	(153)	-0.8%	(141)	-0.6%
Other (expense) income, net	(19)	-0.1%	75	0.7%	(25)	-0.1%	114	0.5%

Loss before elimination of minority interest	(643)	-7.2%	(1,110)	-9.7%	(450)	-2.3%	(1,000)	-4.0%
Elimination of minority partner interest	(24)	-0.3%	(42)	-0.4%	(98)	-0.5%	(117)	-0.5%
Net loss	$(667)	-7.5%	$(1,152)	-10.0%	$(548)	-2.8%	$(1,117)	-4.5%

(1) as a percentage of restaurant sales

The following table sets forth, for the periods indicated, non-recurring items, which are more fully discussed in the consolidated results of operations.

SCHEDULE OF NONRECURRING ITEMS
(Dollars in thousands)

	13 Week Period Ended		26 Week Period Ended
NONRECURRING ITEMS:	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net loss, as reported	$(667)	$(1,152)	$(548)	$(1,117)

Nonrecurring income (expense):
Insurance premium refund	105	-	105	-
Severance	35	-	(108)	-
Lease renewal costs	-	-	-	(39)
Provision for impairment of assets	-	(610)	-	(610)
Nonrecurring items affecting income (loss) from operations	140	(610)	(3)	(649)

Legal settlement proceeds	-	-	-	85
Gain on disposal of assets	-	86	-	86
Total nonrecurring income (expense)	140	(524)	(3)	(478)

Net loss, excluding nonrecurring items	$(807)	$(628)	$(545)	$(639)

RESULTS OF OPERATIONS

13 weeks ended June 29, 2008 and July 1, 2007 – Second Quarter

Revenues. Revenues for the second quarter of 2008 decreased 22.0% to $8,951,000 from $11,481,000 in the second quarter of 2007, mostly due to an 18.1% decrease in same store sales, and to a lesser extent, the second and fourth quarter 2007 dispositions of two under-performing restaurants. As of the end of the second quarter of 2008, we had 23 restaurants in operation, compared to 24 restaurants at the end of the second quarter of 2007. Comparisons of same store sales include only stores that were open during the entire periods being compared and, due to the time needed for a restaurant to become established and fully operational, at least six months prior to the beginning of that period.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales were 32.4% for the second quarter of 2008, as compared to 32.6% in the second quarter of 2007. This 0.2% decrease as a percentage of restaurant sales was mostly due to the menu repositioning implemented during the second quarter of 2008.

Labor costs. Labor costs as a percentage of restaurant sales increased to 33.9% during the second quarter of 2008, as compared to 31.0% for the second quarter of 2007. Exclusive of nonrecurring insurance refunds of $33,000 related to workers compensation in the second quarter of 2008, labor costs as a percentage of restaurant sales were 34.3%. This 3.3% increase, excluding nonrecurring items, primarily was due to the decrease of operating leverage as reflected by the reduction in sales volume and the additional training to support the new menu and service standards implemented during the second quarter of 2008.

Other restaurant operating expenses. Other restaurant operating expenses, consisting primarily of marketing, utilities, occupancy, and other operating expenses, increased to 29.5% of restaurant sales for the second quarter of 2008 from 29.3% for the second quarter of 2007. Exclusive of nonrecurring insurance refunds of $72,000 related to general insurance in the second quarter of 2008, other restaurant operating expenses as a percentage of restaurant sales were 30.3%. This 1.0% increase, excluding nonrecurring items, was mostly due a decrease in operating leverage as reflected by the reduction of sales volume, partially offset by a decrease in marketing expense of 1.2% of restaurant sales.

Depreciation and amortization. Depreciation and amortization expense decreased to $347,000, or 3.9% of restaurant sales, for the second quarter of 2008 from $454,000, or 4.0% of restaurant sales, in the second quarter of 2007. The $107,000 decrease was mostly due to the impairment of assets recognized in the second and fourth quarters of 2007, as well as the disposition of two restaurant properties in the second and fourth quarters of 2007.

Impairment of assets. We recorded a provision in operating expenses in the second quarter of 2007 for the impairment of assets totaling $610,000 or 5.3% of restaurant sales, relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant. No such write-down was necessary in the second quarter of 2008.

General and administrative expenses. General and administrative expenses of $641,000, or 7.2% of revenues, for the second quarter of 2008 decreased by $276,000 from $917,000, or 8.0% of revenues, for the second quarter of 2007. Exclusive of $35,000 in reduction of nonrecurring severance expenses recognized in the second quarter of 2008, general and administrative expenses were $676,000, or 7.6% of revenues. The $241,000 reduction, excluding nonrecurring expenses, from the comparable period last year was mostly due to a reduction in recurring salaries, bonuses and related expenses of $102,000, a reduction in legal and professional expenses of $66,000 and a reduction in stock option expense of $35,000.

Interest expense, net. Interest expense, net was $76,000 in the second quarter of 2008 compared to $75,000 in the second quarter of 2007.

Other (expense) income, net. Other expense was $19,000 for the second quarter of 2008, compared to other income of $75,000 for the comparable period in 2007. Exclusive of $86,000 in nonrecurring income related to the sale of a restaurant property in the second quarter of 2007, other expense for the second quarter of 2007 was $11,000.

Loss from operations and net loss. As a result of the factors discussed above, we had a loss from operations in the second quarter of 2008 of $548,000, compared to a $1,110,000 loss from operations in the second quarter of 2007. Exclusive of nonrecurring items as summarized in the prior disclosed financial tables, the loss from operations was $688,000 in the second quarter of 2008, compared to a $500,000 loss from operations in the second quarter of 2007. Net loss in the second quarter of 2008 was $667,000, compared to net loss in the second quarter of 2007 of $1,152,000. Exclusive of nonrecurring items as summarized in the prior disclosed financial tables, net loss in the second quarter of 2008 was $807,000, compared to a net loss in the second quarter of 2007 of $628,000.

26 weeks ended June 29, 2008 and July 1, 2007

Revenues. Total revenues for the 26 weeks ended June 29, 2008 were $19,647,000 as compared to $24,916,000 for the 26 weeks ended July 1, 2007. The $5,269,000, or 21.1% decrease in revenues, was primarily a result of a 16.8% decrease in same store sales and to a lesser extent, the second and fourth quarter 2007 dispositions of two under-performing restaurants.

Food and beverage costs. Food and beverage costs as a percentage of restaurant sales decreased to 31.3% for the 26 weeks ended June 29, 2008 from 32.5% for the 26 weeks ended July 1, 2007. This 1.2% decrease as a percentage of restaurant sales was mostly due to the menu repositioning implemented at the beginning of the first quarter of 2008, partially offset by the value oriented menu repositioning in the second quarter of 2008.

Labor costs. Labor costs as a percentage of restaurant sales increased to 31.5% for the 26 weeks ended June 29, 2008 from 29.9% the 26 weeks ended July 1, 2007. Exclusive of nonrecurring insurance refunds of $33,000 related to workers compensation in the second quarter of 2008, labor costs as a percentage of restaurant sales was 31.7%. This 1.8% increase, excluding non-recurring items, primarily was due to the decrease of operating leverage as reflected by the reduction in sales volume and additional training to support the new menu and service standards implemented in the second quarter of 2008.

Other restaurant operating expenses. Other restaurant operating expenses, consisting primarily of marketing, utilities, occupancy, and other operating expenses, decreased to 27.5% of restaurant sales for the 26 weeks ended June 29, 2008 from 27.7% for the 26 weeks ended July 1, 2007. Exclusive of nonrecurring insurance refunds of $72,000 related to general insurance in the second quarter of 2008, other restaurant operating expenses as a percentage of restaurant sales were 27.9%. This 0.2% increase, excluding non-recurring items, was mostly due a decrease in operating leverage as reflected by the reduction of sales volume, partially offset by a decrease in marketing expense by 1.9% of restaurant sales.

Depreciation and amortization. Depreciation and amortization expense decreased to $712,000, or 3.7% of restaurant sales, for the 26 weeks ended June 29, 2008 from $960,000, or 3.9% of restaurant sales, in the 26 weeks ended July 1, 2007. The $248,000 decrease was mostly due to the impairment of assets recognized in the second and fourth quarters of 2007, as well as the disposition of two restaurant properties in the second and fourth quarters of 2007.

Impairment of assets. We recorded a provision in operating expenses in the second quarter of 2007 for the impairment of assets totaling $610,000 or 2.5% of restaurant sales relating to the write-down of assets at one restaurant to their estimated fair value in accordance with Financial Accounting Standards Board Statement No. 144. The write-down was necessitated by the then current period operating losses and the projected deficiency of cash flow of the restaurant. No such write-down was necessary in the first and second quarter of 2008.

General and administrative expenses. General and administrative expenses of $1,586,000, or 8.1% of revenues, for the 26 weeks ended June 29, 2008 decreased from $1,942,000, or 7.8% of revenues, for the 26 weeks ended July 1, 2007. Exclusive of $108,000 in nonrecurring severance expenses recognized in 2008, general and administrative expenses were $1,478,000, or 7.5% of revenues. The $464,000 reduction, excluding nonrecurring expenses, from the comparable period last year was mostly due to a reduction in recurring salaries, bonuses and related expenses of $208,000, a reduction in legal and professional expenses of $76,000 and a reduction in stock option expense of $80,000.

Interest expense, net. Interest expense, net was $153,000 in the 26 weeks ended June 29, 2008 compared to $141,000 in the comparable period in 2007. The increase in interest expense, net primarily related to the increase of debt associated with the refinancing of a property in the third quarter of 2007 and the line of credit obtained from Colonial Bank in the first quarter of 2008, which was partially offset by lower insurance financing in 2008.

Other (expense) income, net. Other expense was $25,000 for the 26 weeks ended June 29, 2008, compared to other income of $114,000 for the comparable period in 2007. The increase in total other expense from the prior year primarily was due to non-recurring items in 2007 consisting of proceeds of $85,000 from the VisaCheck/MasterMoney Antitrust Settlement and a gain on the sale of a restaurant property of $86,000. Exclusive of these non-recurring items, other expense was $57,000 in the 26 weeks ended July 1, 2007.

Loss from operations and net loss. As a result of the factors discussed above, we had a loss from operations of $272,000 in the 26 weeks ended June 29, 2008, compared to a loss from operations of $973,000 in the 26 weeks ended July 1, 2007. Exclusive of these nonrecurring items as summarized in the prior disclosed financial tables, the loss from operations was $269,000 in the 26 weeks ended June 29, 2008, compared to a loss from operations of $324,000 in the 26 weeks ended July 1, 2007. The net loss was $548,000 in the 26 weeks ended June 29, 2008, compared to a net loss of $1,117,000 in the 26 weeks ended July 1, 2007. Exclusive of the nonrecurring items as summarized in the prior disclosed financial tables, we had net losses of $545,000 and $639,000 in the 26 weeks ended June 29, 2008 and July 1, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In July 2008, we launched a new menu with a materially lower price structure and a broadened menu offering. The intent of this significant menu change is to re-capture and retain additional guests who seek greater value in their dining out options. We believe this strategy is consistent with current consumer dining out trends resulting from a weakened economic environment. The lower menu pricing, coupled with additional labor expended to promote the new menu at the local restaurant level, has and will continue to place added pressure on margins as we work toward building guest traffic and sales. Significant immediate improvements in both sales and operating cost structure are essential to ensuring the financial viability of our company. Additionally, we are currently seeking alternative third-party financing to support our working capital requirements. There can be no assurances that these initiatives will be successful or that we will have adequate working capital near-term to see these initiatives through to fruition.

In June 2008, we entered into a limited liability limited partnership agreement (the “Partnership”), which became effective in July 2008, for the purpose of owning a restaurant located in Pembroke Pines, Florida and operated as a “Rock Beach Grill,” a new restaurant concept we developed. The restaurant had previously been owned and operated by us as a “Shells” restaurant. In exchange for a limited partner interest of 69%, we contributed the net assets and leasehold interests of the restaurant. Additional limited partners include Philip Chapman, our Chairman of the Board, and Barry Bernstein, father of our Chief Executive Officer, Marc Bernstein. Each of Messrs. Chapman and Bernstein contributed $87,500 for a 15% interest in the Partnership, of which a total of $112,500 had been received as of June 29, 2008. The General Partner is a subsidiary of the Company and holds a 1% general partnership interest.

In March 2005, certain of our investors provided us a $1,600,000 revolving line of credit, which was originally due to mature on the earlier of March 31, 2006 or the closing of a financing providing us not less than $1,600,000 of net proceeds. The investors received a fee of $80,000 for establishing the credit line. Amounts drawn under the line of credit bear interest at the rate of 15% per annum, payable 8% monthly in arrears and 7% deferred until the maturity date. Upon completion of the financing in May 2005 described below, the maturity date was extended to May 23, 2007. In March 2007, the maturity date was further extended to May 23, 2008 for an extension fee equal to 7% of the outstanding line of credit, which was paid with 224,000 shares of our common stock, with a recognized transaction cost of approximately $101,000. At the time of the extension, the amount available to be drawn under the revolving line of credit was reduced to the then current amount borrowed of $1,440,000. In May 2008, the maturity date was further extended to May 23, 2009 for an extension fee equal to 7% of the outstanding line of credit, which was paid with 775,000 shares of our common stock, with a recognized transaction cost of $101,000. In October 2005, we utilized $800,000 of the line of credit to fund the acquisition and opening costs of two new restaurant locations. In June 2006, we utilized an additional $640,000 of the revolving line of credit to fund remaining remodeling costs and working capital requirements.

In December 2007, we entered into an agreement to sell our marks and system in certain Middle Eastern countries to Food and Entertainment Co., LTD, an entity owned by the Alhokair Group, a company domiciled in the Kingdom of Saudi Arabia. We sold the development rights to Food and Entertainment to open 10 restaurants over a 10-year period, solely within a territory to initially consist of the Kingdom of Saudi Arabia, Egypt, Jordan, Qatar, Oman, Bahrain, United Arab Emirates, Kuwait, Pakistan, India and, based on additional performance criteria, Tunisia and Morocco. The purchase price for such rights was $1,750,000. We received $700,000 upon the execution of the agreement, $350,000 in each of January, April and August 2008. The purchase price has been supported by an irrevocable letter of credit in the amount of $1,050,000, due to expire in October 2008.

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

On January 16, 2008, we entered into a line of credit loan facility with Colonial Bank, N.A. We subsequently borrowed against the full credit facility for working capital purposes. The loan, which carried a variable interest rate of 1% above the bank’s prime rate and was secured by the $1,050,000 letter of credit with Food and Entertainment Co., was retired in August 2008.

On June 29, 2008, our current liabilities of $6,753,000 exceeded our current assets of $2,096,000, resulting in a working capital deficiency of $4,657,000. In comparison, as of December 30, 2007, our working capital deficiency was $4,711,000. Our operating leverage marginally improved, primarily due to an increase in cash of $184,000 and a decrease in accounts payable of $1,341,000, mostly offset by an increase in current maturities of long term debt of $583,000, a decrease in other current assets of $485,000 and an increase in accrued expenses of $325,000. Historically, we have generally operated with negative working capital as a result of investing current assets into non-current property and equipment, as well as the turnover of restaurant inventory relative to more favorable vendor terms in accounts payable.

The following table presents a summary of our cash flows for the 26 weeks ended June 29, 2008 and July 1, 2007 (in thousands):

	26 Weeks Ended
	June 29, 2008	July 1, 2007
Net cash used in operating activities	$(76)	$(693)
Net cash (used in) provided by investing activities	(145)	39
Net cash provided by financing activities	405	550
Net increase (decrease) in cash	$184	$(104)

Cash used in operating activities for the 26 weeks ended June 29, 2008 was $76,000, compared to cash used in operating activities of $693,000 for the comparable period in 2007. The net increase of $617,000 primarily related to an increase in cash flows from other current assets of $1,154,000, partially offset by a decrease in cash flows from accounts payable of $390,000 and a decrease in depreciation of $248,000.

The cash used in investing activities was $145,000 for the 26 weeks ended June 29, 2008, compared to cash provided by investing activities of $39,000 for the comparable period in 2007. The $184,000 increase in cash used in investing activities resulted from a reduction in cash provided by the proceeds from the sale of assets partially offset by a decrease in cash used for capital expenditures.

The cash provided by financing activities was $405,000 for the 26 weeks ended June 29, 2008, compared to cash provided by financing activities of $550,000 for the comparable period in 2007. The net decrease of $145,000 primarily related to a net decrease in cash provided by proceeds from the issuances of debt of $201,000, partially offset by a decrease in cash used in the repayment of debt of $85,000.

We have incurred significant losses from operations, an accumulated deficit, and secured promissory notes, which are scheduled to mature on May 23, 2009, that raise substantial doubt about our ability to continue as a going concern. Sufficient liquidity to satisfy working capital requirements and to meet the debt obligations of the promissory notes if the maturity dates are not further extended, coupled with meeting other debt obligations, is dependent primarily on the realization of cash flow from operations as well as potentially obtaining alternative financing sources. There can be no assurances that these initiatives will be successful. Our independent registered public accounting firm has included an explanatory paragraph in their report dated March 28, 2008 on our annual consolidated financial statements for the fiscal year ended December 30, 2007, stating that these statements have been prepared assuming that we will continue as a going concern and that our recurring losses from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.

QUARTERLY FLUCTUATION OF FINANCIAL RESULTS

The restaurant industry in general is seasonal, depending on restaurant location and the type of food served. In addition, we have experienced fluctuations in our quarter-to-quarter operating results due, in large measure, to our full concentration of restaurants in Florida. Business in Florida is influenced by seasonality due to various factors, which include, but are not limited to weather conditions in Florida relative to other areas of the U.S. and the health of Florida's economy and the effect of world events in general and the tourism industry in particular. In addition, in recent years, our operating results have been significantly affected by hurricanes. Our restaurant sales are generally highest from January through August, the peaks of the Florida tourism season, and generally lower from September through mid-December. Many of our restaurant locations are in coastal cities, where sales are significantly dependent on tourism and its seasonal patterns.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. Our exposure to interest rate risk relates to the $350,000 in outstanding debt with Colonial bank that was based on a variable rate. The interest rate for these borrowings was equal to 1% above the bank’s prime rate. This debt was retired in August 2008.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 31, 2008, a summons was served from the Supreme Court of the State of New York, County of New York, naming 320 West 13th Street, LLC as plaintiff. This suit was brought against, among others, Jay A. Wolf, a member of our Board of Directors, and various entities allegedly controlled by Mr. Wolf, including Shells Seafood Restaurants, Inc. The factual basis for this suit is unrelated to the business and operations of the Company. We believe we were wrongly named in this suit and are seeking to have our company removed as a defendant.

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

Item 1A.  Risk Factors

We have made application with the US Patent and Trademark Office for a registration of the service mark for the name “Rock Beach Grill.” We believe that this service mark has significant value and is essential to our ability to create demand for and awareness of our restaurants. We cannot assure you, however, that the US Patent and Trademark Office will grant our service mark registration, or that it does not violate the property rights of others, or that it will be upheld if challenged, or that we would not be prevented from using this service mark. Any of these occurrences could materially adversely affect us. In addition, we cannot assure you that we will have the financial resources necessary to enforce or defend our service mark, if required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 4, 2008, at our Annual Meeting of Stockholders, the following directors were elected by the votes indicated:

Philip R. Chapman: 20,682,737 For, 2,051,525 Against or Withheld, 0 Abstaining
Marc Bernstein: 20,806,440 For, 1,927,822 Against or Withheld, 0 Abstaining
Michael R. Golding: 22,008,540 For, 725,722 Against or Withheld, 0 Abstaining
Gary L. Herman: 20,789,054 For, 1,945,208 Against or Withheld, 0 Abstaining
Christopher D. Illick:21,894,912 For, 839,350 Against or Withheld, 0 Abstaining
Jay A. Wolf:  20,643,912 For, 2,090,350 Against or Withheld, 0 Abstaining

Additionally, the stockholders approved a stock option award for 3,530,692 shares of our common stock made to Marc Bernstein by a vote of 14,649,351 For, 2,065,755 Against, 2,765 Abstaining, and 6,016,391 Not Voted

Item 5. Other Information

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
August 13, 2008

/s/ Warren R. Nelson
President and Chief Financial Officer
August 13, 2008